Form 10-K
period 1993-12-31
REEBOK INTERNATIONAL LTD
filed 1994-02-15
CIK 770949

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1993 Commission File Number 1-9340

                           REEBOK INTERNATIONAL LTD.
             (Exact name of registrant as specified in its charter)

      MASSACHUSETTS                                  04-2678061
(State or other jurisdiction of          (IRS Employer Identification No.)
incorporation or organization)

100 TECHNOLOGY CENTER DRIVE, STOUGHTON, MASSACHUSETTS     02072
(Address of principal executive offices)                (zip code)

Registrant's telephone number, including area code:  (617) 341-5000

Securities registered pursuant to Section 12(b) of the Act:

         Title of                                  Name of each exchange
         each class                                on which registered
         ----------                                ------------------------
Common Stock, par value, $.01 per share            New York Stock Exchange
Common Stock Purchase Rights                       New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X     No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of February 10, 1994, the aggregate market value of the registrant's voting stock held by non-affiliates of the registrant was approximately
$2,192,743,659.

As of February 10, 1994, 83,578,516 shares of the registrant's Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

         Definitive Proxy Statement to be filed with the Securities and Exchange Commission on or before March 30, 1994 for the Annual Meeting of Shareholders to be held on May 3, 1994 (certain parts as indicated herein in Part III).

                                     PART I

Item 1.  Business.

        Reebok International Ltd., a Massachusetts corporation organized on July 26, 1979, engages primarily in the design and marketing of sports and fitness performance products, including footwear and apparel, as well as the design and marketing of footwear and apparel for non-athletic "casual" use. The Company recently realigned its management responsibilities to establish two major business groups: the Reebok Division, which is primarily responsible for the Company's REEBOK (R) brand, and the Specialty Business Group, which consists of REEBOK brand outdoor products, golf products and retail operations, along with the Company's other major brands and non-athletic products, including BOKS (TM) casual footwear and the Company's subsidiaries, AVIA Group International, Inc. ("Avia") and The Rockport Company, Inc. ("Rockport"). (Reebok International Ltd. is referred to herein, together with its subsidiaries, as "Reebok" or the "Company" unless the context requires otherwise.)

         During calendar year 1993, net income for the Company increased to $223.4 million, or $2.53 per share, from $114.8 million, or $1.24 per share, for the year ended December 31, 1992, while net sales decreased by 4.3%, from $3.023 billion to $2.894 billion. Net income in 1992 was affected by a restructuring plan adopted by the Company in such year which resulted in after-tax charges totaling $135.4 million in the fourth quarter of 1992 and by after-tax gains of $18.0 million from the sale of CML Group, Inc. ("CML") common stock. The restructuring plan contemplated, among other things, the sale by the Company of two of its subsidiaries, Boston Whaler, Inc. ("Boston Whaler") and Ellesse U.S.A., Inc. ("Ellesse"). The Boston Whaler sale was completed on July 30, 1993 and the Ellesse sale was completed on September 28, 1993. The aggregate proceeds from these sales were $42.5 million (subject to certain post-closing adjustments), which included a note receivable of $6 million, due in installments through December 31, 1999. In connection with such sales, additional after-tax charges totaling $7.0 million were taken in the third quarter of 1993, thus affecting net income in 1993.

         On February 15, 1994, the Company filed a Registration Statement with the Securities and Exchange Commission to register 3,450,000 shares of its Common Stock to be sold in an underwritten public offering by the Company's Chairman and Chief Executive Officer, Paul Fireman, and his wife, Phyllis Fireman (the "Selling Stockholders"). The Company intends to purchase, subject to approval by a Special Committee of the Board of Directors of the Company and the consummation of the public offering of shares by the Selling Stockholders, 1,000,000 shares of Common Stock from the Selling Stockholders at the same price per share as the public offering per share price, less the amount of all underwriting discounts. It is anticipated that the Company's repurchase of these shares of Common Stock (the "Company Stock Repurchase") will occur simultaneously with the consummation of the public offering of the shares of Common Stock by the Selling Stockholders. The Company intends to fund the Company Stock Repurchase with available cash and short-term borrowings. If the Company Stock Repurchase is consummated, the repurchased shares will be returned to the status of authorized and unissued capital stock of the Company.

         On July 13, 1993, the Company's Board of Directors authorized the repurchase of up to $200 million in Common Stock in open market or privately reported transactions. This was in addition to the $200 million share repurchase program adopted by the Company in July 1992. Under these programs, the Company has purchased 8,725,100 shares at an aggregate price of approximately $269.1 million through February 14, 1994, which leaves the Company with authority to repurchase up to $130.9 million in additional shares of Common Stock. If consummated, the Company Stock Repurchase will be treated as a repurchase under the Company's share repurchase program.

         The following is a discussion of the business of each of the Company's operating units.

REEBOK DIVISION

         The Reebok Division is responsible for designing, producing and marketing sports and fitness footwear, apparel and accessories that combine the attributes of athletic performance along with style, including footwear for basketball, running, soccer, tennis, track and field, volleyball, football, baseball, aerobics, cross training and walking activities, as well as athletic apparel and accessories (including apparel and accessories sold under the REEBOK (R) brand, a line of basketball clothing and accessories sold under the ABOVE THE RIM (R) brand, and a line of performance apparel, with emphasis on running and cycling, sold under the TINLEY (R) brand). The Division also produces children's footwear sold under the REEBOK (R) brand and a collection of footwear, apparel and accessories for infants and toddlers sold under the WEEBOK (R) brand, which is designed to meet the special requirements of infants and toddlers and to provide functional and contemporary head-to-toe dressing. The Division has recently expanded its product scope through the development and marketing of related sports and fitness products, such as sports and fitness videos, programming and equipment. In addition, to enhance brand awareness and gain credibility for its technologies, the Company has adopted a strategic licensing program pursuant to which the Company's technologies and/or trademarks are licensed to third parties for sporting goods and related products.

         The Reebok Division has targeted as its primary customer base athletes and others who believe that technical and other performance features are the critical attributes of athletic footwear and apparel. As part of its commitment to offer leading athletic footwear technologies, the Division engages in product research, development and design ("RD&D") activities in the Company's Stoughton, Massachusetts headquarters and in its various Far East offices.

TECHNOLOGY

         Reebok continued to place a strong emphasis on technology in 1993, highlighted by further development of THE PUMP (TM) inflatable technology, an integrated system of one or more inflatable chambers that are adjustable to help provide custom fit and support in footwear and other products, and its evolution to INSTAPUMP (TM) technology. INSTAPUMP technology is a new inflatable technology from Reebok which brings the features and benefits of THE PUMP technology to lightweight performance shoes through use of an INSTAPUMP inflator containing a carbon dioxide cartridge which is used to inflate the chambers instantly. The INSTAPUMP technology was tested in both running and tennis shoes, first at the 1992 Olympic Summer Games in Barcelona where running shoes with the INSTAPUMP technology were worn by several medal winners, then at the 1992 and 1993 U.S. Open where tennis shoes incorporating the INSTAPUMP technology were worn by both Michael Chang and Arantxa Sanchez-Vicario, and finally in 1993 where running shoes incorporating the INSTAPUMP technology were worn by Reebok athletes competing in the IAAF World Track & Field Championships in Stuttgart, Germany. Cleated shoes incorporating the INSTAPUMP technology were also worn by Reebok athletes in the 1994 Super Bowl. Running and tennis shoes incorporating the INSTAPUMP technology were available in test markets in Fall 1993 and running, basketball and tennis shoes incorporating the INSTAPUMP technology are expected to be available at retail in Spring 1994.

         In 1993, Reebok continued its emphasis on HEXALITE (R) technology and the exclusively licensed DYNAMIC CUSHIONING (R) technology. The HEXALITE technology, introduced by Reebok in 1989, is a lightweight, flexible, compressible and resilient honeycomb structure designed to provide lightweight cushioning as a midsole component. The DYNAMIC CUSHIONING technology utilizes compressible rearfoot and forefoot chambers formed in the outsole connected by an air transmission duct to provide cushioning. The Company also continued its emphasis on GRAPHLITE (R) technology, a lightweight, high strength composite material in the midsole and outsole used to create a lightweight shoe that does not sacrifice stability or strength.

MARKETING AND PROMOTIONAL ACTIVITIES

         The Reebok Division devotes substantial resources to advertising its products to a variety of audiences through television, radio and print media. A substantial advertising program was pursued in 1993 with advertisements directed toward both the trade and the ultimate consumer of REEBOK products. The major advertising campaigns in 1993 included the SHAQ campaign featuring NBA Rookie of the Year, Shaquille O'Neal of the Orlando Magic, which was aimed at enhancing the Company's performance image in basketball and introducing its signature line of SHAQ (TM) basketball shoes and apparel, the PRESEASON (TM) campaign featuring Emmitt Smith of the Super Bowl Champion Dallas Cowboys and Frank Thomas of the Chicago White Sox, and the Planet Reebok campaign, the Company's first global marketing campaign, which provided a unifying theme for the Company's worldwide advertising.

         In a further effort to present a unified global image, in 1993 Reebok adopted a new Performance Logo which provides a single, easily recognizable symbol for REEBOK products around the world. The new Performance Logo appears on REEBOK athletic footwear and apparel and is now featured in all of the Company's advertising, promotional and marketing materials.

         Substantial and increased resources were devoted to promotional activities in 1993, including endorsement agreements with athletes, teams, leagues and sports federations, event sponsorships, in-store promotions and point-of-sale materials. Recently, the Division has made a strong strategic push in the sports market, gaining increased visibility on playing fields and sports arenas worldwide through endorsement arrangements with such athletes as Shaquille O'Neal, with whom Reebok introduced a major signature line of footwear, apparel and accessories featuring his distinctive logo. Other endorsements in basketball come from professional players such as Dominique Wilkins, Shawn Kemp, Dee Brown, Steve Smith and Muggsy Bogues.

         Tennis promotions included teaching programs for inner-city youth and endorsement contracts with well-known professionals including Michael Stich, Michael Chang, Arantxa Sanchez-Vicario and Malivai Washington. Reebok also signed an endorsement contract with Jimmy Connors to serve as the coach/spokesperson for Reebok's HARDCOURT tennis line beginning in 1994. Promotional efforts in running included endorsement contracts with such well-known runners as Arturo Barrios, Sandra Farmer-Patrick and Suzy Hamilton. To promote the sale of its cross training footwear, Reebok used endorsements by prominent athletes such as Emmitt Smith and Frank Thomas. To promote its new line of cleated baseball and football shoes, the Company signed endorsement contracts with several hundred Major League Baseball and National Football League players, including numerous players in the recent Super Bowl. In addition, in 1993 Reebok entered into an agreement with the National Football League to become one of only three official athletic footwear licensees of the NFL; under this agreement, up to ten players on each team during each game are permitted to wear REEBOK footwear displaying the Company's logos and Reebok has the right to use NFL uniforms and logos in its advertising and promotions. Reebok has also entered into an agreement with National Football League Properties which permitted it to place INSTAPUMP inflation stations on the sidelines during the 1994 Super Bowl and will allow it to do so for the 1995 Super Bowl. This agreement also provides for Reebok to be one of three league-wide sponsors of the World Football League, which will include six European football teams that will begin play in Spring 1995. In soccer, Reebok entered into endorsement contracts with Ryan Giggs of Manchester United and Dennis Bergkamp of Inter-Milan and the Dutch national team that will compete in the 1994 World Cup.

         The Division also continued its promotional efforts in the fitness area. Aerobic promotional activities in 1993 focused on the STEP REEBOK (R) Program, a step training workout that is performed on an adjustable platform, and endorsements by aerobics experts, such as Denise Austin and Gin Miller. In 1993 the Division introduced its CITY JAM(SM) program, a mix of aerobics, funk and dance, and sponsored CITY JAM events nationwide during the summer of 1993. In addition, in 1993 Reebok introduced the SLIDE REEBOK (TM) lateral motion training device which provides a lateral motion training workout and used decathlete Dave Johnson and figure skater Nancy Kerrigan to promote this product. The Company promoted fitness walking with an endorsement arrangement with Kathy Smith and promoted its BODYWALK(SM) program with an endorsement arrangement with Ellen Abbott.

         To gain further visibility for the REEBOK (R) brand, Reebok has entered into a number of sponsorships. In January 1993, Reebok entered into an agreement to become the official footwear and apparel sponsor of the Russian Olympic Committee and the approximately 25 individual associated Russian sport federations for 1993 through 1996. The Company also entered into agreements to become the official athletic footwear and activewear sponsor of the International Amateur Athletic Federation through 1995, the official sponsor, through 1995, of the International Ice Hockey Federation and the International Triathlon Union, and the official athletic footwear and apparel sponsor of the

U.S. Gymnastics Federation. In addition, Reebok will be a worldwide sponsor of the 1994 Goodwill Games.

U.S. OPERATIONS

        The Reebok Division's U.S. operations unit is responsible for all footwear and apparel products sold in the United States by the Division. Sales of footwear in the United States (including sales of REEBOK outdoor products, golf footwear products and BOKS (TM) footwear) totalled approximately $1.271 billion in 1993, compared to $1.455 billion in 1992. REEBOK brand apparel sales in the U.S. in 1993 totalled approximately $125.4 million, compared to approximately $77.1 million in 1992. (1992's amounts reflect a reclassification of $17.2 million from footwear to apparel for WEEBOK and golf apparel.)

         In the U.S., the Reebok Division uses an employee sales force for all of its product lines, with the exception of the WEEBOK product line and TINLEY apparel, which are serviced primarily by independent sales representatives.
The U.S. national sales staff and locally based sales employees are supported by field service representatives employed by Reebok who travel to assist in retail merchandising efforts and provide information to consumers and retailers regarding the features of the Company's products. There are also a number of promotional personnel who coordinate events and promotions at a "grass roots" level to help enhance the image of the REEBOK (R) brand.

         The Division's U.S. distribution strategy emphasizes high-quality retailers and seeks to avoid lower-margin mass merchandisers and discount outlets. In 1993, the Company took affirmative steps to enhance its brand image and to maintain the quality of its distribution channels, including the adoption of a resale pricing policy for certain of its products sold in the U.S., effective as of January 1993. REEBOK (R) footwear is distributed primarily through specialty athletic retailers, sporting goods stores and department stores. Distribution of the Company's apparel line is predominantly through pro shops, health clubs and department, sporting goods and specialty stores.

INTERNATIONAL OPERATIONS

         The Reebok Division's international sales are coordinated from headquarters located in London, England which opened in August, 1993 and which is where the Reebok Division's regional operations responsible for Western and Eastern Europe, the Middle East, Africa and India are also located. There are additional regional offices in Hong Kong, which is responsible for Far East operations, and in Santiago, Chile, which is responsible for Latin American operations. The Canadian operations of the Division are managed through a wholly owned subsidiary headquartered outside of Toronto, Canada. The Division markets REEBOK products internationally through wholly owned subsidiaries in Austria, Belgium, Canada, Chile, France, Germany, The Netherlands, Italy, Russia and the United Kingdom and majority owned subsidiaries in Japan and Spain. Acquisition of the Belgian distributor took place as of January 1994. REEBOK products are also marketed internationally through 32 independent distributors and joint ventures. The Company or its wholly owned U.K.

subsidiary holds partial ownership interests in 11 of these international distributors, with its percentage of ownership ranging from 20 to 35 percent. Through this international distribution network products bearing the REEBOK brand are actively marketed internationally in approximately 140 countries and territories. The Division's International operations unit also has small design staffs which assist in the design of REEBOK footwear and apparel.

         During 1993, the contribution of the Division's International operations unit to overall sales of REEBOK products (including REEBOK outdoor products, golf products and the BOKS casual line) increased to $1.083 billion from $1.008 billion in 1992 due to Reebok's increased market share in a growing world market for athletic and casual footwear and apparel. These sales figures do not, however, reflect the full wholesale value of all REEBOK products sold outside the United States in 1993 because some of the Division's distributors are not subsidiaries and thus their sales to retailers are not included in the calculation of the Division's international sales. If the full wholesale value of all international sales of REEBOK products are included, total sales of REEBOK products outside the United States represented approximately
$1.358 billion in wholesale value, consisting of approximately 33 million pairs of shoes totalling approximately $1.08 billion in wholesale value of footwear sold outside the United States in 1993 (compared with approximately
30 million pairs totalling approximately $1.058 billion in 1992) and approximately $278 million in wholesale value of REEBOK apparel sold outside the United States in 1993 (compared with approximately $250 million in 1992).

SPECIALTY BUSINESS GROUP

         The Company established the Specialty Business Group to provide a focus for the Company's non-Reebok brands and non-athletic and outdoor products and to pursue more aggressively markets outside Reebok's primary focus. The Specialty Business Group includes the ROCKPORT (R) brand, the BOKS
(TM) casual footwear line and the Company's REEBOK brand outdoor products, through which the Company is pursuing the growing casual and outdoor markets, as well as the Company's Avia subsidiary. The Group is also responsible for the Company's golf products and its retail operations.

BOKS, OUTDOOR AND GOLF PRODUCTS

         The BOKS (TM) line of casual footwear combines the Company's athletic heritage with fashionable styling and a comfortable fit. It is designed to appeal to the younger generation and to compete in the non-athletic footwear market. The BOKS line is sold predominantly through department stores, shoe stores and specialty stores. BOKS footwear products are sold through an employee sales force, except for BOKS field accounts, which are serviced by independent sales representatives.

         To pursue the growing outdoor market, the Company has developed authentic outdoor performance footwear under the REEBOK brand to appeal to outdoor enthusiasts as well as to young people. The REEBOK outdoor line is distributed primarily through specialty athletic retailers and sporting goods stores and is sold through an employee sales force.

         The Company also produces golf footwear and apparel, which includes a REEBOK line of golf products and a collection of footwear and apparel marketed under the GREG NORMAN (TM) name and logo. Golf products are distributed principally at on-course pro-shops, golf specialty stores and certain department and sporting goods stores and are sold by independent sales representatives.

ROCKPORT

         The Company's Rockport subsidiary, headquartered in Marlboro, Massachusetts, designs, develops and markets lightweight and comfortable casual, dress, outdoor performance and fitness walking shoes for men and women. Rockport has been a leader in the development of biomechanically designed shoes that are structured specifically for the walking motion of the foot. The ROCKPORT (R) line also includes outdoor and casual apparel.

         Net sales of ROCKPORT products increased by approximately $15.3 million in 1993, to $282.7 million from $267.4 million in 1992. In 1993, Rockport focused on consolidating its product lines as part of a focus on its brand marketing strategies.

         Rockport markets its products to authorized retailers throughout the United States through a combination of locally based employees and independent sales representatives, supervised by a national sales staff. In 1993, Rockport continued to expand its international market for footwear to include 23 locally based distributors marketing ROCKPORT (R) footwear in approximately 28 foreign countries and territories. A majority of the international distributors are either subsidiaries of the Company or joint venture partners or independent distributors which also sell REEBOK (R) brand products.

         Rockport distributes its products predominantly through selected higher-quality national and local shoe store chains, department stores, independent shoe stores, specialty clothing stores and outdoor outfitters, emphasizing retailers that provide substantial point-of-sale assistance and carry a full product line. Rockport also has a concept store at Quincy Market in Boston. Rockport has not pursued mass merchandisers or discount outlets for the distribution of its products. At the end of 1993, Rockport discontinued its resale pricing policy that had been in effect since October 1992 for certain of its products sold in the U.S.

         Traditionally, Rockport's marketing has emphasized the comfort and design of its footwear. Its marketing activities include advertising and public relations, sales training clinics, technical brochures and a variety of promotional activities at the retail level, as well as sponsorship of walking events and educational and medical programs on walking. Rockport's marketing efforts in 1993 focused on increasing consumer awareness of the ROCKPORT product line.

AVIA

         Avia designs, develops and markets athletic footwear and apparel under the AVIA (R) brand. Net sales for Avia decreased from $136.2 million in 1992 to $131.0 million in 1993. In 1993, Avia continued eliminating marginal business lines in order to return to its roots as a pure performance brand. Avia also made major design changes to its footwear line to be more responsive to market demands. Avia has focused its marketing efforts and resources on consumers who seek performance products in the categories of aerobics, cross training and tennis in its fitness marketing group and basketball, outdoor, running and walking in its sports marketing group. In the United States, Avia's primary target market is the women's fitness segment of the market. In 1993, a leading consumer magazine ranked one of Avia's women's walking shoes as the best overall walking shoe on the market. In addition, Avia began distributing products designed for the outdoor market.

         Avia continues to use its FOM (TM) technology, introduced in 1992, which is designed to provide cushioning and increase comfort. Avia also continues to utilize its ARC (R) technology which was developed to enhance Avia's patented CANTILEVER (R) sole by improving cushioning and stability and, hence, the functionality of the footwear. Avia conducts ongoing research activities at its research, design and development facility in Beaverton, Oregon, the site of Avia's corporate headquarters. The Company believes that Avia's technical capabilities have been, and will continue to be, important to its success.

         Avia continued to focus on improving its business operations during 1993 by consolidating its staff, reducing costs and strengthening its financial management and marketing capabilities. Internationally, Avia distributes its products through wholly owned subsidiaries in Germany and the United Kingdom and a network of independent distributors. In 1993, Avia formed a joint venture with its Spanish distributor in this important and successful Avia market. In 1993, Avia also changed its distribution arrangement in Canada. Previously, Avia distributed its products in Canada through a wholly owed subsidiary of Reebok; Avia is now using an independent distributor in Canada. Avia's distribution arrangements with independent distributors cover approximately 30 other foreign countries and territories.

         Avia's principal retail accounts are specialty athletic footwear stores, general sporting goods stores, shoe stores and department stores. Avia seeks to ensure that its products are distributed only to those retailers that reflect the high quality and performance image of its footwear. Avia operates factory direct retail stores in Centralia, Washington, in Bend, Oregon and in Gonzales, Louisiana. Additional stores are planned for 1994.

         Avia believes that purchasers of its products are primarily active sports and fitness participants who value functionality and performance as key product features. Avia's marketing efforts include advertising on television, on radio and in print and other media, national and local retail and event promotions, point-of-purchase displays and product endorsements by leading athletes. Avia also widely distributes sample products and product literature to key sports and fitness participants, including coaches, instructors and prominent athletes.

RETAIL STORES AND OTHER PROPERTIES

         The Company has REEBOK "concept" stores located in Boston, Massachusetts, in Santa Monica, California, and in New York City. In addition, the Company intends to open a REEBOK "concept" store in Atlanta, Georgia in Spring 1994. The Company envisions its concept stores as a model for innovative retailing of its products and as a potential proving ground for testing new products and marketing/merchandising techniques. The stores sell a wide selection of current, in-line REEBOK (R), WEEBOK (R), ABOVE THE RIM (R), TINLEY (R) and BOKS (TM) footwear and apparel. The Company opened a retail store in Moscow, Russia in Spring 1993 and expects to open a retail store in St. Petersburg, Russia in February 1994. In addition, the Company has a retail store in Del Mar, California which sells TINLEY apparel.

         The Company also operates approximately 30 factory direct stores which sell footwear, apparel and accessories bearing the REEBOK, WEEBOK, BOKS, ROCKPORT, AVIA, TINLEY and ABOVE THE RIM trademarks. The Company's policy is to locate and operate its retail outlets in such a way as to minimize disruption to its normal channels of distribution.

         Avia and Rockport also operate retail stores. See discussion of those companies above.

         In 1992, Reebok entered into a partnership to develop and build a Reebok sports and fitness complex in New York City. The sports and fitness club will feature a wide array of fitness equipment, facilities and services in a luxurious atmosphere. The club will utilize approximately 125,000 square feet and will occupy 5 floors of the new Lincoln Square project. A REEBOK (R) concept store will also be located in the building. The club is scheduled for completion in early 1995.

LICENSING

         The Company has continued to expand its strategic trademark and technology licensing programs begun in 1991. These programs are designed to pursue opportunities for licensing the Company's trademarks, patents and other intellectual property to third parties for sporting goods and related products. The licensing programs are focused on enhancing the reputation of the Company's brand and technologies, advancing their growth and introducing them into selective new markets. The Company has pursued strategic alliances with licensees who Reebok believes are leaders and innovators in their product categories and who share Reebok's commitment to offering superior, innovative products. The Company believes that its licensing programs reinforce Reebok's reputation as a market leader.

         In 1993, CCM hockey skates using THE PUMP (TM) technology were introduced by Sport Maska, Inc., the Company's licensee, who also introduced two new models of CCM in-line skates with THE PUMP (TM) technology. Also in 1993, the Company's licensee, Bell Sports, expanded its line of bicycle helmets using THE PUMP (TM) technology to include a children's bicycle helmet. In March of 1993, ski gloves using THE PUMP (TM) technology were introduced by the Company's licensee, Grandoe International Corporation, and leather weight lifting belts using THE PUMP (TM) technology are being sold by the Company's licensee, Champion Glove Manufacturing Co., Inc. Rawlings Sporting Goods continued to offer their Defense Series baseball fielding gloves featuring THE PUMP (TM) technology.

         Pursuant to the Company's trademark licensing program, Champion Glove Manufacturing Co., Inc. established a separate division called Reebok Athletic Glove, which designs, manufactures and markets a full line of athletic gloves, including baseball batting gloves, football gloves, running gloves, racquetball gloves and weightlifting gloves, all featuring the REEBOK trademark and Reebok's Performance Logo. In 1993, the Company's licensees, Sun Sport Optics, Inc. and the Renaissance Group, completed the design of a collection of REEBOK sports performance sunglasses and protective eyewear that will be shipped to retail in early 1994. In 1993, the Company also licensed its REEBOK and BLACKTOP (R) trademarks to Sports by Design for basketballs and licensed the REEBOK trademark to Tighe Industries for a line of gymnastic apparel.

MANUFACTURING

         Virtually all of the Company's products are produced by independent manufacturers, almost all of which are outside the United States, except that some of the Company's apparel and some of the component parts used in the Company's footwear are sourced in the United States. Each of the Company's operating units generally contracts with its manufacturers on a purchase order basis. All contract manufacturing is performed in accordance with detailed specifications furnished by the operating unit, subject to strict quality control standards, with a right to reject products that do not meet specifications. To date, the Company has not encountered any significant problem with product rejection or customer returns. The Company generally considers its relationships with its contract manufacturers to be good.

FOOTWEAR AND APPAREL

         In 1993, the Company continued efforts to diversify its production sources for footwear, placing increased levels of production in Thailand, China and Indonesia. Indonesia, China, Thailand and South Korea were the Company's primary sources for such footwear, accounting for approximately 28%, 27%, 18%, and 10%, respectively, of the Company's total footwear production during 1993. The Company's largest manufacturer, which has several factory locations, accounted for approximately 13% of the Company's total footwear production in 1993.

         A wholly owned Hong Kong subsidiary of Reebok serves as buying agent for footwear produced for the Reebok Division's U.S. and International operations through a network of related parties in China, Indonesia, Thailand, Taiwan, Korea and the Philippines. The agent's functions include quality assurance, quality control and the inspection of finished goods prior to shipment by the manufacturer, facilitating the shipment of goods from foreign ports and arranging for the issuance of letters of credit, which are the primary means used to pay manufacturers for finished products. The Company's apparel group utilizes the services of independent buying agents to assist in the placement, inspection and shipment of apparel and accessories orders internationally. Production of apparel in the United States is through independent contractors which are retained and managed by the Company's apparel group. Avia utilizes the services of an independent buying agent to assist in the placement, inspection and shipment of footwear orders in South Korea. ROCKPORT products are produced by independent contractors which are retained and managed through country managers employed by Rockport. The remainder of the Company's order placement, quality control and inspection work abroad is handled by a combination of employees and independent contractors in the various countries in which its products are made.

         The principal materials used in the Company's footwear products are leather, nylon, rubber, ethylvinyl acetate and polyurethane. Most of these materials can be obtained from a number of sources, although a loss of supply could temporarily disrupt production. Some of the component parts for the Company's THE PUMP (TM) and INSTAPUMP (TM) technologies are obtained from a single source, at the Company's election, in order to protect the confidentiality of such technologies. The Company believes that such component parts could be obtained from other sources, if necessary. If, however, the source of supply for such component parts were changed, a temporary disruption
to production could result.   The principal materials used in the Company's
apparel products are nylon, cotton, fleece and spandex. These materials can be obtained from a number of sources.

         The footwear products of the Company that are manufactured overseas and shipped to the United States for sale are subject to U.S. Customs duties. Duties on the footwear products imported by the Company range from 6% to 37.5% (plus a unit charge in some cases of approximately 90 cents), depending on whether the principal component is leather or some other material and on the construction. The Company and its subsidiaries are in discussions with the U.S. Customs Service and certain foreign customs services about customs duty for certain past importations. However, the Company does not expect to incur any material additional liability as a consequence of any such discussions.

         As with its international sales operations, the Company's footwear and apparel production operations are subject to the usual risks of doing business abroad, such as import duties, quotas and other threats to free trade, foreign currency fluctuations, labor unrest and political instability. See "TRADE POLICY" below. The Company believes that it has the ability to develop, over time, adequate substitute sources of supply for the products obtained from present foreign suppliers. If, however, events should prevent the Company from acquiring products from its suppliers in Indonesia, China or Thailand, or significantly increase the cost to the Company of such products, the Company's operations could be seriously disrupted until alternative suppliers were found, with a significant negative financial impact.

TRADE POLICY

         For several years, imports from China to the U.S., including footwear, have been threatened with higher tariff rates, either through statutory action or intervention by the Executive Branch, due to concern over China's trade policies, human rights, and foreign weapons sales practices. Further debate on this subject is expected during 1994, specifically relating to China's most favored nation trade status. However, the Company expects that China's most favored nation status will be renewed as it has in each of the preceding years that this debate has occurred.

         Legislation designed to restrict imports of footwear and apparel has been introduced in the last several sessions of Congress, although it has not been enacted. No such legislation has yet been introduced in 1994.

         The European Union ("EU") recently announced import quotas on footwear from China. The effective date is expected to be sometime in the Spring of 1994. The effect of such quota scheme on Reebok is not expected to be significant because only a small portion of REEBOK footwear sold in the EU is produced in China and because Reebok has taken steps to prepare for imposition of such quotas. Moreover, the quota scheme provides an exemption for certain higher-priced special technology athletic footwear, which will be available for some REEBOK products. Although the quota scheme is not anticipated to have a significant effect on the Company as a whole, it is likely to have a temporary disruptive effect on certain product lines. The EU may also be asked to take other action to restrict imports of products from China or other countries. If any such restrictive action is taken, the Company could be affected adversely, but it does not believe that its products will be more severely restricted than those of its major competitors.

PRINCIPAL PRODUCTS

         Sales of the following categories of products contributed more than 10% to the Company's total consolidated revenue in the years indicated: 1993, footwear (approximately 88%) and apparel (approximately 11%); 1992, footwear (approximately 89%); 1991, footwear (approximately 91%).

TRADEMARKS AND OTHER PROPRIETARY RIGHTS

         The Company believes that its trademarks, especially the REEBOK, WEEBOK, THE PUMP, INSTAPUMP, BOKS, AVIA, ROCKPORT, TINLEY and ABOVE THE RIM trademarks, are of great value, and the Company is vigilant in protecting them from counterfeiting or infringement. Loss of the REEBOK, AVIA or ROCKPORT trademark rights could have a serious impact on the Company's business.

         The Company also believes that its technologies and designs are of great value and the Company is vigilant in procuring patents and enforcing its patents and other proprietary rights in the United States and in other countries. See Item 3. Legal Proceedings.

WORKING CAPITAL ARRANGEMENTS

         The Company has various arrangements with numerous banks which provide an aggregate of approximately $700 million of uncommitted facilities, substantially all of which are available to the Company's foreign subsidiaries. Of this amount, $187 million is available for short-term borrowings and bank overdrafts, with the remainder available for letters of credit for inventory purchases. At December 31, 1993, approximately $304 million was outstanding for open letters of credit for inventory purchases, in addition to $23.9 million in notes payable to banks.

         The Company can also issue up to $125 million of commercial paper which is supported to the extent available by a portion of the $175 million revolving credit agreement, which expires in December 1994. As of December 31, 1993, the Company had no commercial paper obligations outstanding.

         Under a medium-term note program, the Company may also issue medium term notes or other senior debt securities in an aggregate principal amount up to $150 million under an Indenture dated September 15, 1988, as amended and restated by a First Supplemental Indenture dated January 22, 1993. In February 1993, the Company issued $20 million of medium term notes pursuant to the First Supplemental Indenture.

SEASONALITY

         Sales by the Company of athletic and casual footwear tend to be seasonal in nature, with the strongest sales occurring in the third quarter. Apparel sales also generally vary during the course of the year, with the greatest demand occurring during the spring and fall seasons.

SINGLE CUSTOMER

         Foot Locker, a specialty athletic chain of retail stores with various affiliates, is the largest customer of the Company, although it accounted for less than 10% of the Company's net sales in 1993.

BACKLOG

         The Company's backlog of orders at December 31, 1993 (many of which are cancelable by the purchaser), totalled approximately $1.022 billion, compared to $904 million as of December 31, 1992. The Company expects that all of these orders will be shipped in 1994. The backlog position is not necessarily indicative of future sales because the ratio of future orders to "at once" shipments may vary from year to year.

COMPETITION

         Competition in sports and fitness footwear and apparel sales is intense. Competitors include a number of sports and fitness footwear and apparel companies, such as Nike, Adidas and others. Competition is very strong in each of the sports and fitness footwear market segments, with new entrants and established companies providing challenges in every category.

         The casual footwear market into which the ROCKPORT (R) and BOKS (TM) product lines fall is also highly competitive. Some competitors are highly specialized, while others have varied product lines, and some maintain their own retail outlets. The Company believes that Rockport has a strong position in the walking shoe market. Competition in this area, however, has intensified as the activity of walking has grown in popularity and as athletic shoe companies have entered the market.

         The Company's other product lines also continue to confront strong competition. The Company's WEEBOK (R) line, for example, competes with such companies as Stride-Rite, Buster Brown, Toddler University and Osh Kosh. The REEBOK (R), TINLEY (TM) and

ABOVE THE RIM (R) apparel lines compete with well-known brands such as Nike and Adidas. Rockport's DRESSPORTS (R) line and Signature Collection compete with leading makers of dress shoes.

         Competition in each of the markets for the Company's products is manifested in a variety of ways, including price, quality, brand image and ability to meet delivery commitments to retailers. The intensity of the competition faced by the various operating units of the Company and the rapid changes in technology and consumer preference that can occur in the footwear and apparel markets constitute significant risk factors in the Company's operations.

EMPLOYEES

         As of December 31, 1993, the Company had approximately 4,700 employees in all operating units. None of these employees is represented by a labor union. The Company has never suffered a material interruption of business caused by labor disputes with employees. Management considers employee relations to be good.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS

         Financial information pertaining to the Company's foreign and domestic operations is set forth in note 14 to the Financial Statements included in Item 8 and presented as a separate section of this report.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

         The following information is submitted as to the executive officers of the Company:

 NAME                                 AGE     OFFICE HELD
 ----                                 ---     -----------
Paul B. Fireman                       50      President, Chief Executive Officer and Chairman of the Board
                                              of Directors

Paul R. Duncan                        53      Executive Vice President, Chief Financial Officer
                                              and Director

John H. Duerden                       53      Executive Vice President and Director

Robert Meers                          50      Executive Vice President and Director

Angel R. Martinez                     38      Executive Vice President

Roberto F. Muller                     50      Executive Vice President

Kenneth I. Watchmaker                 51      Executive Vice President

John B. Douglas III                   40      Senior Vice President and General Counsel

         Officers hold office until the first meeting of the Board of Directors following the annual meeting of stockholders, or special meeting in lieu thereof, and thereafter until their respective successors are chosen and qualified.

         Paul B. Fireman is the founder of the Company and has served as its Chief Executive Officer since the Company's founding in 1979 and its Chairman of the Board since 1986. Mr. Fireman served as President of the Company from 1979 to 1987 and was appointed again to that position in 1989. Mr. Fireman has been a director since 1979.

         Paul R. Duncan was appointed Executive Vice President and Chief Financial Officer of the Company in February 1990. Mr. Duncan, who joined the Company in May 1985 as Senior Vice President and Chief Financial Officer, has been a director of the Company since March 1989.

         John H. Duerden was appointed Executive Vice President of the Company in February 1994, with responsibility for global distribution of the Reebok
Division's products.   He was elected a director of the Company in June 1991.
Mr. Duerden was previously President of the Reebok International Operations group of the Reebok Division from September 1992 until January 1994. Prior to that, Mr. Duerden was President of the Reebok Division from February 1990 to September 1992 and President of the Reebok International Division from October 1988 to February 1990.

         Robert Meers became an Executive Vice President of the Company in February, 1994, with responsibility for the Company's newly formed Specialty Business Group which includes the Company's subsidiaries Rockport and Avia, BOKS casual footwear, REEBOK (R) brand outdoor products, golf products and retail operations. Mr. Meers has been a director of the Company since February, 1993. Previously, Mr. Meers was President, U.S. Operations of the Reebok Division from November 1990 to January 1993 and President, U.S. and Canadian Operations of the Reebok Division from January 1993 until January 1994. Mr. Meers was Senior Vice President, Sales and Marketing of the Company from July 1990 to November 1990. Mr. Meers served as Senior Vice President, Sales of The Rockport Company, Inc. from December 1988 to July 1990, after holding positions as Vice President and Senior Vice President of Sales and Marketing of the Company and Reebok U.S. Operations from 1984 to December 1988.

         Angel R. Martinez became an Executive Vice President of the Company in February 1994, with responsibility for the Company's global marketing. Prior to that, Mr. Martinez was President of the Fitness Division of the Company from September 1992 to January 1994 and prior to that he was Vice President for Business Development of the Company for several years.

         Roberto F. Muller was appointed Executive Vice President of the Company in February 1994, with responsibility for the Reebok athletic footwear and apparel product groups. He joined the Company in February 1992 as President of the Company's Sports Division. Prior to joining Reebok, Mr. Muller was President, Chief Executive Officer and founder of Phoenix Integrated, Inc., a footwear company.

         Kenneth I. Watchmaker was appointed Executive Vice President of the Company in February 1994, with responsibility for the Company's footwear manufacturing, research, design and development, information systems and financial controls and accounting. Prior to that, he was Executive Vice President, Operations and Finance, Reebok Division from July

1992, when he joined the Company. Prior to joining Reebok, Mr. Watchmaker was the partner in charge of audit services in the Boston office of Ernst & Young.

         John B. Douglas III became Senior Vice President and General Counsel of the Company, in February 1994. Prior to that, he had been Vice President and General Counsel of the Company since 1986.

Item 2.  Properties.

         The Company leases most of the properties that are used in its business. Its corporate headquarters and the offices of the Reebok Division and its U.S. Operations are located in office facilities in Stoughton, Massachusetts. At its corporate headquarters the Company occupies under lease approximately 255,000 square feet of space. The Company signed a six-year lease in July 1989, with two three-year renewal options, for its principal facility at its corporate headquarters. This facility and two other leased premises at the Company's corporate headquarters are located approximately one mile from the Reebok Division's U.S. Operations group's principal warehouse and distribution center in Stoughton, which is owned by the Company and which contains approximately 450,000 total square feet of usable space. The Company also has a lease for approximately 400,000 square feet of space for use as a warehouse in Avon, Massachusetts with an initial term expiring on December 31, 1994, with three one-year renewal options.

         In 1993, Rockport purchased its corporate headquarters facility in Marlboro, Massachusetts, containing approximately 80,000 square feet of floor space at a purchase price of four million dollars ($4,000,000). In 1992, Rockport purchased approximately 140 acres of land in Lancaster, Massachusetts with the intention of constructing a distribution center on the land by 1995. Rockport has a lease for approximately 241,000 square feet of space for use as a warehouse in Leominster, Massachusetts which expires on December 31, 1995.

         Avia extended its lease of a 194,000 square foot distribution facility in Wilsonville, Oregon, which now expires in 1999. Avia also has a lease ending in 2003 for a 56,146 square foot facility in Beaverton, Oregon, where its corporate headquarters and research, design and development facility are located.

         In June 1993, the Company's wholly owned U.K. subsidiary, Reebok International Limited, entered into a fifteen-year lease for the corporate headquarters of the Company's International operations in Stockley Park, London. The lease is for approximately 37,000 square feet of usable space, with a renewal option for a term of up to fourteen years mandated by law. This lease is guaranteed by the Company.

         The Company's wholly owned Canadian distribution subsidiary, Avrecan International Inc., leases an approximately 145,000 square foot office/warehouse facility in Aurora, Ontario pursuant to a lease which expires in 1998.

         The Company and its subsidiaries own and lease other warehouses, offices, showrooms and retail and other facilities in the United States and in various foreign countries to meet their space requirements. The Company believes that these arrangements are satisfactory to meet its needs.

Item 3.  Legal Proceedings.

         On February 5, 1993, a lawsuit was filed by Byron A. Donzis ("Donzis") against the Company and its then wholly owned subsidiary Ellesse U.S.A., Inc., entitled Byron A. Donzis v. Reebok International Ltd. et al., Civil Action No. 93-10260H in the United States District Court for the District of Massachusetts. A second related lawsuit, entitled Donzis Laboratories, Inc., et al. v. Reebok International Ltd. et al., Civil Action No. 93-11761H, was filed on August 10, 1993 in the United States District Court for the District of Massachusetts. These two cases have been consolidated. Both complaints allege, among other things, that the Company breached an agreement with Donzis and misappropriated trade secrets in connection with the development of the Company's THE PUMP (TM) technology and its procurement of U.S. Patent No. 5,158,767 for the basic THE PUMP (TM) technology. The Complaint requests a declaratory judgment stating that Donzis is the owner/inventor of U.S. Patent No. 5,158,767, an assignment of such patent rights to Donzis, injunctive relief, recovery of profits received by the Company, punitive damages, treble damages, costs and attorneys' fees. The Company intends to vigorously defend this lawsuit. The Company believes that the lawsuit is without merit, and further believes that it is unlikely that any subsequent outcome would have a material adverse effect on the financial condition of the Company.

         On July 1, 1993, a lawsuit was filed by Stutz Motor Car of America, Inc. ("Stutz") against the company, entitled Stutz Motor Car of America, Inc.
v. Reebok International Ltd., Case Number BC074579 in the Central District of Los Angeles County Superior Court. The case was removed to the United States District Court for the Central District of California and was assigned Civil Action No. 93-4433LGB. The present complaint alleges, among other things, fraud, misappropriation and conversion, unfair competition, tortious interference with prospective economic advantage in connection with the development of the Company's THE PUMP (TM) technology. The complaint requests compensatory damages, punitive damages, costs and attorneys' fees. The Company intends to vigorously defend this lawsuit. The Company believes that the lawsuit is without merit, and further believes that it is unlikely that any subsequent outcome would have a material adverse effect on the financial condition of the Company.

        A lawsuit was filed against the Company on February 7, 1994 in California Superior Court (a class action entitled Marshall Verano v. Reebok International Ltd., Case No. 67348) challenging the Company's resale pricing practices in California under California state law and seeking unspecified damages, including treble damages, injunctive relief and costs. Reebok intends to vigorously defend this lawsuit and believes that it is unlikely that the outcome of the lawsuit would have a material adverse effect on the financial condition of the Company.


Item 4.  Submission of Matters to a Vote of Securities Holders.

         Not applicable.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

         The Company's common stock is quoted on the New York Stock Exchange under the symbol RBK. The following table, derived from data supplied by the NYSE, sets forth the quarterly high and low sale prices during 1992 and 1993.

                                          1993                       1992
                                 High          Low          High        Low
         First Quarter           38            32 7/8       35 5/8      28
         Second Quarter          38 5/8        26 7/8       33 5/8      21 3/8
         Third Quarter           28 3/8        23           31          23 7/8
         Fourth Quarter          32 1/8        23 3/4       35 5/8      25 1/2
                                 ======        ======       ======      ======

The number of record holders of the Company's common stock at December 31, 1993 was 8,898. Information regarding dividends is set forth under the heading "Quarterly Results of Operations" in the Financial Statements included in Item 8 and presented as a separate section of this report.

Item 6.  Selected Financial Data.

Amounts in thousands, except per share data

Year ended December 31                1993             1992             1991             1990             1989
                                      ----             ----             ----             ----             ----
Net sales                       $2,893,900       $3,022,627       $2,734,474       $2,159,243       $1,822,092

Income before income taxes         363,247          257,964          389,886          294,835          290,779

Net income                         223,415          114,818          234,711          176,606          174,998

Net income per common share           2.53             1.24             2.37             1.54             1.53

Cash dividends per common share        .30              .30              .30              .30              .30

Weighted average common
and common equivalent shares
outstanding                         88,348           92,697           98,958          114,654          114,176
                                ==========       ==========       ==========       ==========       ==========


Amounts in thousands

December 31                           1993             1992             1991             1990             1989
                                      ----             ----             ----             ----             ----
Working capital                 $  730,757       $  682,342       $  564,072       $  705,303       $  566,337

Total assets                     1,391,711        1,345,346        1,422,283        1,392,076        1,157,793

Long-term debt                     134,207          116,037          169,613          104,647          108,832

Stockholders' equity               846,617          838,656          823,537          996,729          844,296
                                ==========       ==========       ==========       ==========       ==========

                              Financial data for 1993 include a restructuring charge ($7,037 after-tax) related to the sale of Ellesse U.S.A., Inc. and Boston Whaler, Inc.

                              Financial data for 1992 includes restructuring charges ($135,439 after-tax) principally related to the write-down of the Company's subsidiary, Avia Group International, Inc., to estimated fair value and estimated losses from the planned sales of Ellesse U.S.A., Inc. and Boston Whaler, Inc., and after-tax gains of $17,967 from the sale of investments.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

OPERATING RESULTS

1993
        Net sales for the year decreased by 4.3%, or $128.7 million, to $2.894 billion in 1993 from $3.023 billion in 1992. On a pro forma basis, excluding the 1992 results of operations of Boston Whaler and Ellesse (both of which were sold and are excluded from 1993 results), net sales for the year decreased by $49.6 million, or 1.7%.

        The Reebok Division's worldwide sales were $2.48 billion in 1993, a
decrease of 2.3% from $2.54 billion in 1992.   This decrease is due entirely to
the Reebok Division's U.S. footwear sales which decreased 12.6% to $1.271 billion in 1993 from $1.455 billion in 1992, partially offset by an increase in U.S. apparel sales and international sales. The decline in the Reebok Division's U.S. footwear sales can be attributed mainly to volume decreases in the walking, basketball, aerobics and BOKS footwear categories, as well as the negative impact of the Company's Centennial resale pricing program, effective as of January 1, 1993, on sales volume of certain Reebok footwear products. 1992's sales levels for footwear and apparel reflect a reclassification of $17.2 million from footwear to apparel for Weebok and golf apparel. The Reebok Division's U.S. apparel sales increased by 62.6% to $125.4 million in 1993 from $77.1 million in 1992. The Reebok Division's International sales (including both footwear and apparel) were $1.083 billion in 1993, an increase of 7.5% from $1.008 billion in 1992, primarily due to improved sales in the United Kingdom, Germany, several smaller European countries, Canada and South America, and acquisition of a majority interest in the Company's Spanish distributor effective January 1, 1993. Changes in foreign exchange rates had a negative effect on the Reebok Division's International net sales of $65.1 million, or 6.5%.

        Rockport sales reached a record level of $282.7 million in 1993, a 5.7% increase from $267.4 million in 1992. This increase is due to an increase in the number of pairs of footwear shipped both in the U.S. and internationally. Avia sales decreased in 1993 by 3.8% to $131.0 million from $136.2 million in 1992. The decrease in net sales at Avia is due to declines in both domestic and international net sales. The decline in domestic net sales is mainly due to lower volume in the tennis and basketball categories, partially offset by volume increases in the walking and cross training categories. The decline in international net sales volume can be partly attributed to a change in the Canadian distribution from a wholly owned subsidiary to an independent distributor which changed the recording of Canadian sales from a wholesale basis to a royalty basis. International sales were also affected by a volume decrease in Avia's Germany subsidiary, offset by volume increases in sales to independent distributors.

        The decrease in other income is mainly due to the inclusion in 1992 of a non-recurring pre-tax gain of $29.6 million on the sale of CML common stock. The common stock was acquired from the exercise of warrants which were obtained as part of the Company's 1989 purchase of Boston Whaler. In addition, recognized losses on foreign exchange transactions in 1993 compared to recognized gains in 1992 reduced other income by $6.2 million.

        Gross margin increased as a percentage of sales from 40.1% in 1992 to 40.6% in 1993. This improvement is due entirely to the exclusion in 1993 of the operating results of businesses held for sale, which generally carried lower gross margins. This improvement was offset in part by lower margins in the Reebok Division's U.S. footwear operations, mainly because of higher markdowns.

        Selling expenses decreased as a percentage of sales from 18.3% in 1992 to 17.8% in 1993 due to lower advertising expenditures. This decrease was partially offset by increased endorsements and sports promotions in the Reebok Division. Selling expenses decreased in absolute dollar amounts in part due to the exclusion of businesses held for sale from 1993's financial results and lower advertising expenses.

        General and administrative expenses also decreased in absolute dollar amounts due to the exclusion of businesses held for sale from 1993's financial results. Included in 1992's financial results were selling and general and administrative expenses of $19.4 million and $8.8 million, respectively, from businesses held for sale. General and administrative expenses increased as a percentage of sales from 8.4% in 1992 to 8.8% in 1993 partly due to Reebok Division's International operations, which generally carry higher general and administrative costs, representing a larger proportion of sales volume and the fixed nature of many of the expenses classified as general and administrative costs.

        During 1993, the Company recorded an additional pre-tax restructuring charge of $8.5 million related to the sales of Boston Whaler and Ellesse, which were completed during the third quarter. This restructuring charge was in addition to the restructuring charges previously recorded in December 1992, when the Company announced its intention to sell these businesses.

        Amortization of intangibles decreased due to the write-down of the carrying value of Avia in the fourth quarter of 1992.

        Minority interest represents the minority shareholders' proportionate share of the net income of the Company's Japanese and Spanish subsidiaries. Minority interest increased in

1993 due in part to the acquisition of a 51% interest in Reebok's Spanish distributor as of January 1, 1993.

        Interest expense increased in 1993 due to the higher average borrowing levels throughout the year. Interest income increased due to interest received from the successful settlement of certain prior years' state tax matters.

        The effective tax rate for the twelve months ended December 31 decreased from 55.5% in 1992 to 38.5% in 1993. 1992's effective tax rate was abnormally high because of certain restructuring charges which are not deductible for tax purposes. The Company's 1993 tax rate is more in line with the Company's future expectations. The decrease in the tax rate in 1993 was also caused in part by a change in the geographic mix of worldwide income partially offset by an increase in the U.S. federal tax rate.

        The higher level of net income in 1993 as compared with 1992 was a result primarily of a restructuring plan adopted by the Company during December 1992 which resulted in after-tax charges totaling $135.4 million ($1.46 per share). Under the restructuring plan, the Company announced its intention to dispose of two subsidiaries, Boston Whaler and Ellesse, a write-down of the carrying value of its Avia subsidiary, and certain office relocation charges. The effect of the restructuring charge was reduced by the after-tax gain of $18.0 million ($.19 per share) on the sale of common stock of CML obtained as part of the Company's 1989 purchase of Boston Whaler.

        The Boston Whaler sale was completed on July 30, 1993 and the Ellesse sale was completed on September 28, 1993. In connection with the sales, the Company recorded an additional after-tax restructuring charge of $7.0 million in addition to the restructuring charge recorded in 1992. Income from operations (without the effect of the restructuring charge) for 1993 was $2.61 per share compared to $2.51 per share in 1992 (after excluding the effect of the restructuring charge and the gain on the sale of CML common stock). If the restructuring had taken place as of the beginning of 1992, income from operations in 1992 would have been about $.18 per share higher.

        Year-to-year earnings per share comparisons benefited from the share repurchase programs announced in July 1992 and July 1993. Weighted average common shares outstanding for the year ended December 31, 1993 were 88.3 million, compared to 92.7 million for the year ended December 31, 1992.

1992
        Net sales for the year reached a record level of $3.023 billion, 10.5% above the level reported for 1991. Reebok U.S. footwear sales increased 10.2% to $1.472 billion. Reebok International sales reached $1.008 billion, an increase of 21.0%. These increases in sales are mainly due to an increase in the number of pairs shipped. The effect of changes in foreign exchange rates did not have a material impact on the change in net sales. Reebok U.S. apparel sales increased by 13.5% to $59.9 million. Rockport sales increased by 6.4% to $267.4 million. Avia sales decreased by 15.4% to $136.2 million. Ellesse sales declined by 45.7% to $34.2 million. Boston Whaler sales were $45.0 million, an 18.7% increase.

        Other income in 1992 includes a gain of $29.6 million ($18.0 million after-tax) on the sale of CML common stock. The common stock was acquired from the exercise of warrants which were obtained as part of the Company's 1989 purchase of Boston Whaler.

        The small improvement in gross margin percentage is the net result of several trends in 1992. Higher gross margins arose as a result of favorable overall foreign currency exchange rates and as a result of Avia and Ellesse sales, which carry lower gross margins, representing a smaller portion of the total business in 1992. These higher margins were largely offset by lower gross margins in Reebok U.S. footwear sales caused by a change in mix of products sold to items with lower margins.

        Selling expenses increased as a percentage of sales from 16.1% in 1991 to 18.3% in 1992 primarily due to increased advertising and marketing costs in the Reebok Division.

        General and administrative expenses increased slightly as a percentage of sales from 8.2% in 1991 to 8.4% in 1992 due mainly to increased distribution costs in the Reebok International Division.

        Interest income decreased in 1992 due to the lower interest rates on investments as well as lower average cash balances in 1992 resulting from the repayment of borrowings incurred in connection with the share repurchase from Pentland in 1991 and the use of cash for the Company's share repurchase program announced in July 1992. Interest expense decreased due to the lower debt levels, as well as the impact of lower borrowing rates in 1992.

        The effective tax rate for the twelve months ended December 31 increased from 39.8% in 1991 to 55.5% in 1992. This increase is caused by certain restructuring charges which are not deductible for tax purposes.

        The decrease in net income for the year resulted primarily from a restructuring plan recorded by the Company during December 1992 which resulted in non-recurring after-tax charges totaling $135.4 million ($1.46 per share). The plan includes offering for sale the Company's Boston Whaler, Inc. and Ellesse U.S.A., Inc. subsidiaries; a write-down of the carrying value of its Avia subsidiary; the planned consolidation of the Reebok performance apparel operation to San Diego, where it is being combined with the recently acquired operations of the ABOVE THE RIM and TINLEY apparel brands; and the move of the Reebok Division's International Operations group's headquarters to London from Bolton, England. The restructuring plan will permit the Company to focus its efforts and resources on building its core brands. The effect of the restructuring charges was reduced by the after-tax gain of $18.0 million ($.19 per share) on the sale of common stock of CML obtained as part of the Company's 1989 purchase of Boston Whaler. Income from operations (without the effect of the restructuring charge and the sale of CML common stock) for 1992 was $2.51 per share compared to $2.37 per share in 1991. Income from operations in 1992 includes about $.18 per share of losses from the operations of Boston Whaler, Ellesse U.S.A. and Avia which will not occur in future years because of the restructuring plan which was put in place in the fourth quarter of 1992.


1991
        Net sales for the year increased by $575 million, or 26.6% above the level reported for 1990. Reebok U.S. footwear sales increased 14% to $1.336 billion. The increase is mainly due to an increase in the number of pairs shipped. Reebok International sales were $833 million, an increase of 75%. During the first quarter of 1991 the Company began performing certain activities previously contracted out to an independent third party, and consequently, began recording sales on footwear sold to independent Reebok distributors. In the past the profit only was recorded as royalty income. If this change had taken place on January 1, 1990, net sales in 1990 and 1991 would have increased by $142 million and $32 million, respectively. The increased sales also reflect $117 million in sales from Reebok Italia and Reebok Japan, both of which were acquired in 1991. On a pro forma basis, after adjustment for the acquisitions and the change described above, Reebok International sales increased 24%. The remaining increase in net sales is mainly due to an increase in the number of pairs shipped. The effect of changes in foreign exchange rates did not have a material impact on the change in net sales.

        Rockport sales increased by 8.5% to $251 million. Avia sales were $161 million, a 4% increase. Ellesse sales were $63 million, 34% above the 1990 level. Reebok U.S. apparel sales increased by 26% to $53 million. Boston Whaler sales were $38 million, a 2.5% increase over 1990.

        Cost of sales as a percentage of sales was 60.1% in 1991, as compared with 59.7% in 1990. The decrease in gross margin percentage is largely due to the change in recording net sales, as described above. On a pro forma basis, gross margin percentage actually improved 1.6% partly due to higher international margins resulting from favorable exchange rates on inventory purchases.

        General and administrative expenses decreased as a percentage of sales from 9.4% in 1990 to 8.2% in 1991. The change in recording net sales as described above accounted for .5% of the difference and .6% was caused by the change in bonus arrangement with the Company's chief executive officer.

        Interest income decreased due to the lower cash balances and interest expense increased due to the higher debt levels resulting from the treasury stock repurchase from Pentland Group plc ("Pentland") on April 8, 1991.

BACKLOG

        The Company's backlog of customer orders at December 31, 1993 was up approximately 13% from the prior year. Reebok U.S. footwear order levels as of the same date were up 14.4% from the prior year. The backlog position is not necessarily indicative of future sales because the ratio of future orders to "at once" shipments may vary from year to year.

LIQUIDITY AND SOURCES OF CAPITAL

        The Company's financial position remains strong. Working capital increased by $48.4 million at December 31, 1993 as compared to December 31, 1992, primarily due to increases in accounts receivable and inventory which were offset in part by increases in borrowings and a decrease in cash. The current ratio remained relatively constant at December 31, 1993 (2.84 to 1) as compared to December 31, 1992 (2.81 to 1).

        Accounts receivable increased from December 31,1992 by $39.3 million reflecting in part an increase in days sales outstanding attributable principally to the Company's International business, where sales terms tend to be longer, representing a larger relative share of sales volume.

        Inventory increased by $79.8 million from December 31, 1992 as a result of an increase in the footwear and apparel inventory levels in the Reebok Division. The footwear increase can mainly be attributed to three factors:(1) an effort to more evenly load factory orders to reduce factory costs and improve on-time delivery, (2) an increase in Spring 1994 future orders, and (3) lower than anticipated sales during the fourth quarter of 1993. The increase in Reebok apparel inventory is due primarily to the overall increase in the Company's apparel business.

        On July 13, 1993, the Board of Directors authorized the repurchase of up to $200 million in Reebok common stock in open market or privately-negotiated transactions. This authorization was in addition to the $200 million share repurchase program announced in July 1992. Since the start of the program in 1992, the Company has repurchased 8,572,200 shares at an average price of $30.82 per share through December 31, 1993; approximately $135.8 million is authorized for future purchases.

        During the twelve months ended December 31, 1993, cash and cash equivalents decreased by $26.0 million, and outstanding borrowings increased by $36.9 million, while $194.0 million of common stock was repurchased. Net cash provided by operating activities during 1993 was $142.5 million, compared to $187.6 million and $335.2 million for the years ended December 31, 1992 and
1991, respectively.   Net cash provided by investing activities in 1993
included cash proceeds of $36.5 million received in connection with the sale of Boston Whaler and Ellesse. Cash generated from operations, together with the

Company's financing sources, is expected to adequately finance all of the Company's current and planned cash requirements.

EFFECTS OF CHANGING PRICES

        The Company has generally been able to adjust selling prices and control expenses in the environment of cost escalation that has existed in the recent past. Product purchases require relatively short lead times (4 - 6 months) and the Company sells a large part of its product for future delivery on similar lead times, which generally permits a matching of committed costs with committed revenues. The Company anticipates that this matching ability will continue.

Item 8.          Financial Statements and Supplementary Data.

        The information required by this Item is submitted as a separate section of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        Not applicable.

                                    PART III

Item 10.         Directors and Executive Officers of the Registrant.

        The information required by this Item with respect to the Registrant's directors is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 3, 1994, which will be filed with the Securities Exchange Commission on or before March 30, 1994 (the "1994 Proxy Statement"), under the headings "Information with respect to Nominees", "Executive Compensation" and "Transactions with Management and Affiliates". Information called for by this Item with respect to the registrant's executive officers is set forth under "Executive Officers of Registrant" in Item 1 of this report.

Item 11.         Executive Compensation.

        The information required by this Item is incorporated herein by reference from the 1994 Proxy Statement under the headings "Compensation of Directors", "Executive Compensation", "Employee Agreements" and "Compensation Committee Interlocks and Insider Participation".

Item 12.         Security Ownership of Certain Beneficial Owners and
                 Management.

        The information required by this Item is incorporated herein by reference from the 1994 Proxy Statement under the heading "Beneficial Ownership of Shares".


Item 13.         Certain Relationships and Related Transactions.

        The information required by this Item is incorporated herein by reference from the 1994 Proxy Statement under the heading "Transactions with Management and Affiliates".


                                    PART IV

Item 14.         Exhibits, Financial Statement Schedules and Reports on Form
                 8-K.

        (a)(1) and (2) List of Financial Statements and Financial Statement Schedules.

        1.       Financial Statements

        The following consolidated financial statements are included in Item 8 and presented as a separate section of this report:

                                   FORM 10-K

                                                                 PAGE
                                                                 ----
        Consolidated Balance Sheets at
        December 31, 1993 and 1992                               F-2

        For each of the three years ended
        December 31, 1993, 1992 and 1991:

                 Consolidated Statements of
                 Income                                          F-3

                 Consolidated Statements of
                 Stockholders' Equity                            F-4

                 Consolidated Statements of
                 Cash Flows                                      F-5

        Notes to Consolidated Financial Statements               F-6 - F-15

        2.       Financial Statement Schedules

        The following consolidated financial statement schedules of Reebok International Ltd. are included in Item 14(d) and presented as a separate section of this report:

                                   FORM 10-K

                                                                     PAGE
                                                                  ---------
        Schedule II - Amounts Receivable From Related
        Parties and Underwriters, Promoters and
        Employees Other Than Related Parties                         F-17

        Schedule VIII - Valuation and Qualifying
        Accounts                                                     F-18

        Schedule IX - Short-Term Borrowings                          F-19

        Schedule X - Supplementary Income
        Statement Information                                        F-20

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

        (a)3.  Exhibits

        Listed below are all the Exhibits filed as part of this report. Certain Exhibits are incorporated by reference from documents previously filed by the Company with the Securities and Exchange Commission pursuant to Rule 12b-32 under the Securities Exchange Act of 1934, as amended.

Exhibit

(3)     Articles of incorporation and by-laws.

        3.1      Restated Articles of Organization of the Company, as amended 1

        3.2      By-laws, as amended 5, 7, 9

(4) Instruments defining the rights of security holders, including indentures.

        4.1 Indenture, dated September 15, 1988, between Reebok International Ltd. and Citibank N.A., as Trustee 4

         4.2 First Supplemental Indenture, dated as of January 22, 1993, between Reebok International Ltd. and Cititbank N.A., as Trustee 13

         4.3 Common Stock Rights Agreement dated as of June 14, 1990 between the Company and The First National Bank of Boston, as Rights Agent, as amended 8, 10, 11

(10)     Material Contracts.

         10.1 Distributorship Agreement between Reebok International Limited and the Company 2

         10.2 Trademark License Agreement between Reebok International Limited and the Company 2

         10.3 Continuing Letter of Credit Agreement, dated August 1, 1989, between the Company and State Street Bank and Trust Company; and Letter Agreement between The Rockport Company, Inc. and Norwest Bank, Master Security Agreement for Irrevocable Documentary Letters of Credit and Guarantee of the Company, all dated August 1, 1989 7

         10.4 First Amended and Restated Master Agreement between The Company and Security Pacific dated June 26, 1991 12

         10.5 Credit Facility Agreement between Reebok International Limited and Citibank dated November 7, 1991 12

         10.6 Lease Agreement dated March 1, 1988 between Reebok International Ltd. and North Stoughton Industrial Park Development Trust 5

         10.7 Purchase and Sale Agreement between Reebok International Ltd. and Pentland Group plc dated March 8, 1991 9

         10.8 Credit Agreement dated as of December 7, 1992, among the Company, the Lenders named therein, Credit Suisse as Agent and Credit Suisse First Boston Limited as Syndication Agent 13

         10.9 Agreements with various banks in Hong Kong reflecting arrangements for letter of credit facilities 9

         Management Contracts and Compensatory Plans.

         10.10   Reebok International Ltd. 1985 Stock Option Plan, as amended 12

         10.11 Reebok International Ltd. 1987 Stock Option Plan for Directors, as amended 13

         10.12   Reebok International Ltd. 1987 Stock Bonus Plan  3

         10.13   Reebok International Ltd. Excess Benefits Plan  9

         10.14   Stock Option Agreement with Paul B. Fireman  9

         10.15   Split-Dollar Life Insurance Agreement with Paul B. Fireman  12

         10.16   Contingent Severance Agreement with Paul R. Duncan  7

         10.17   Employment Agreement with John H. Duerden  12

         10.18   Contingent Severance Agreement with John H. Duerden  7

         10.19   Change of Control Agreement with John B. Douglas III  13

         10.20   Employment Agreement with Kenneth Watchmaker  13

         10.21   Change of Control Agreement with Kenneth Watchmaker  13

         10.22   Supplemental Retirement Program for Kenneth Watchmaker  13

         10.23   Deferred Cash Compensation Plan for Directors  13

         10.24   Employment Agreement with Roberto Muller

         10.25   Contingent Severance Agreement with Angel Martinez

         10.26   Lease with Angel Martinez

(11)     Statement Re Computation of Per Share Earnings.

(12)     Statement Re Computation of Ratio of Earnings to Fixed Charges.

(22)     Subsidiaries.

         22.1     List of Subsidiaries of the Company

(23)     Consents of experts and counsel.

         23.1    The consent of Ernst & Young

(b)      Reports on Form 8-K.

         None.

(c)      Exhibits.

         The response to this portion of Item 14 is submitted as a separate section of this report.

(d)      Financial Statement Schedules.

         The response to this portion of Item 14 is submitted as a separate section of this report.

______________________________________________

1 Filed as an Exhibit to Reebok International Ltd. Form 10-K dated March 30, 1987 and incorporated by reference herein.

2 Filed as an Exhibit to Registration Statement No. 2-98367 and incorporated by reference herein.

3 Filed as an Exhibit to Reebok International Ltd. Form 10-K dated March 28, 1988 and incorporated by reference herein.

4 Filed as an Exhibit to Reebok International Ltd. Form 8-K filed on September 29, 1988 and incorporated by reference herein.

5 Filed as an Exhibit to Reebok International Ltd. Form 10-K dated March 30, 1989 and incorporated by reference herein.

6 Filed as an Exhibit to Reebok International Ltd. Form 8-K filed on March 8, 1990 and incorporated by reference herein.

7 Filed as an Exhibit to Reebok International Ltd. Form 10-K dated March 26, 1990 and incorporated by reference herein.

8 Filed as an Exhibit to Reebok International Ltd. Form 8-A filed on July 31, 1990 and incorporated by reference herein.

9 Filed as an Exhibit to Reebok International Ltd. Form 10-K dated March 28, 1991 and incorporated by reference herein.

10 Filed as an Exhibit to Reebok International Ltd. Form 8 Amendment to Registration Statement on Form 8-A filed on April 4, 1991 and incorporated by reference herein.

11 Filed as an Exhibit to Reebok International Ltd. Form 8 Amendment to Registration Statement on Form 8-A filed on December 13, 1991 and incorporated by reference herein.

12 Filed as an Exhibit to Reebok International Ltd. Form 10-K dated March 27, 1992 and incorporated by reference herein.

         13 Filed as an Exhibit to Reebok International Ltd. Form 10-k dated March 26, 1993 and incorporated by reference herein.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  REEBOK INTERNATIONAL LTD.




                                  BY:   /S/ PAUL R. DUNCAN
                                        -----------------------
                                        Paul R. Duncan
                                        Executive Vice President
                                        and Chief Financial Officer


Dated:  February 15, 1994

         Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


 /S/ PAUL FIREMAN
- -------------------
Paul Fireman
Director, Chairman of the Board
and President
(Chief Executive Officer)


 /S/ PAUL R. DUNCAN
- --------------------
Paul R. Duncan
Executive Vice President and Chief Financial Officer
(Chief Financial and Accounting Officer)
Director


 /S/ JOHN H. DUERDEN
- ---------------------
John H. Duerden
Executive Vice President
Director


 /S/ ROBERT MEERS
- ----------------------
Robert Meers
Executive Vice President
Director


 /S/ JILL E. BARAD
- ---------------------
Jill E. Barad
Director


 /S/ DANIEL E. GILL
- -----------------------
Daniel E. Gill
Director


 /S/ BERTRAM M. LEE, SR.
- -------------------------
Bertram M. Lee, Sr.
Director

 /S/ RICHARD G. LESSER
- -------------------------
Richard G. Lesser
Director


 /S/ WILLIAM M. MARCUS
- -------------------------
William M. Marcus
Director


 /S/ GEOFFREY NUNES
- -------------------------
Geoffrey Nunes
Director


 /S/ JOHN A. QUELCH
- -------------------------
John A. Quelch
Director




Dated:  February 15, 1994

                             ITEMS 8, 14(C) AND (D)

                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                                CERTAIN EXHIBITS
                         FINANCIAL STATEMENT SCHEDULES

Report of Ernst & Young, Independent Auditors

BOARD OF DIRECTORS AND STOCKHOLDERS
REEBOK INTERNATIONAL LTD.
STOUGHTON, MASSACHUSETTS

We have audited the accompanying consolidated balance sheets of Reebok International Ltd. as of December 31, 1993 and 1992, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1993. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Reebok International Ltd. at December 31, 1993 and 1992, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


                                           /S/ ERNST & YOUNG
Boston, Massachusetts
February 1, 1994, except for
the third paragraph of Note 16,
as to which the date is
February 7, 1994.

                                                       REEBOK INTERNATIONAL LTD.
Consolidated Balance Sheets
Amounts in thousands, except share data

=========================================================================================================
December 31                                                                 1993                     1992
                                                                            ----                     ----
ASSETS
Current assets:
   Cash and cash equivalents                                          $   79,347               $  105,386
   Accounts receivable, net of allowance for doubtful accounts
   (1993, $46,455; 1992, $43,224)                                        457,399                  418,072
   Inventory                                                             514,027                  434,242
   Deferred income taxes                                                  54,784                   78,530
   Prepaid expenses                                                       21,558                   23,972
                                                                      ----------               ----------
     Total current assets                                              1,127,115                1,060,202
                                                                      ----------               ----------

Property and equipment, net                                              130,607                  127,562
Non-current assets:
   Intangibles, net of amortization                                       94,262                  102,953
   Net assets of businesses held for sale                                      -                   38,579
   Deferred income taxes                                                   1,250                        -
   Other                                                                  38,477                   16,050
                                                                      ----------               ----------
                                                                         133,989                  157,582
                                                                      ----------               ----------
                                                                      $1,391,711               $1,345,346
                                                                      ==========               ==========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable to banks                                             $   23,852               $    4,442
   Current portion of long-term debt                                       3,009                    3,724
   Accounts payable                                                      138,188                  145,475
   Accrued expenses                                                      143,784                  128,111
   Income taxes payable                                                   81,240                   89,387
   Dividends payable                                                       6,285                    6,721
                                                                      ----------               ----------
     Total current liabilities                                           396,358                  377,860
                                                                      ----------               ----------

Long-term debt, net of current portion                                   134,207                  116,037

Deferred income taxes                                                          -                    5,027

Minority interest                                                         14,529                    7,766

Commitments and contingencies

Stockholders' equity:
   Common stock, par value $.01; authorized 250,000,000
     shares; issued 119,902,298 shares in 1993, 125,574,291
     shares in 1992                                                        1,199                    1,256
   Additional paid-in capital                                            266,890                  448,056
   Retained earnings                                                   1,198,190                1,000,615
   Less 36,210,902 shares in treasury at cost                           (603,241)                (603,241)
   Unearned compensation                                                  (3,276)                    (611)
   Foreign currency translation adjustment                               (13,145)                  (7,419)
                                                                      -----------              -----------
                                                                         846,617                  838,656
                                                                      ----------               ----------
                                                                      $1,391,711               $1,345,346
                                                                      ==========               ==========


The accompanying notes are an integral part of the consolidated financial statements.

                                                       REEBOK INTERNATIONAL LTD.
Consolidated Statements of Income

Amounts in thousands, except per share data

=============================================================================================================
Year ended December 31                                                 1993             1992             1991
                                                                       ----             ----             ----
Net sales                                                        $2,893,900       $3,022,627       $2,734,474
Other income                                                             33           39,719            2,893
                                                                 ----------       ----------       ----------
                                                                  2,893,933        3,062,346        2,737,367
                                                                 ----------       ----------       ----------

Costs and expenses:
   Cost of sales                                                  1,719,869        1,809,304        1,644,635
   Selling expenses                                                 515,963          552,240          441,030
   General and administrative expenses                              253,781          254,838          225,245
   Restructuring charges                                              8,449          155,000                -
   Amortization of intangibles                                       10,052           16,587           16,354
   Minority interest                                                  8,261            1,787            1,311
   Interest expense                                                  25,021           20,080           29,295
   Interest income                                                  (10,710)          (5,454)         (10,389)
                                                                 -----------      -----------      -----------
                                                                  2,530,686        2,804,382        2,347,481
                                                                 ----------       ----------       ----------

Income before income taxes                                          363,247          257,964          389,886
Income taxes                                                        139,832          143,146          155,175
                                                                 ----------       ----------       ----------
Net income                                                       $  223,415       $  114,818       $  234,711
                                                                 ==========       ==========       ==========
Net income per common share                                      $     2.53       $     1.24       $     2.37
                                                                 ==========       ==========       ==========
Dividends per common share                                       $     0.30       $     0.30       $     0.30
                                                                 ==========       ==========       ==========
Weighted average common and common
  equivalent shares outstanding                                      88,348           92,697           98,958
                                                                 ==========       ==========       ==========

The accompanying notes are an integral part of the consolidated financial statements.

                                                       REEBOK INTERNATIONAL LTD.

Consolidated Statements of Stockholders' Equity

Dollar amounts in thousands

===================================================================================================================================

                                                                              COMMON STOCK      ADDITIONAL
                                                                                      PAR          PAID-IN       RETAINED
                                                                        SHARES      VALUE          CAPITAL       EARNINGS
                                                                        ------      -----        ---------       --------
Balance, December 31, 1990                                        114,428,286     $1,144         $281,478       $  707,336
Net income                                                                                                         234,711
Adjustment for foreign currency translation
Amortization of unearned compensation
Acquisition of treasury stock                                      11,750,000        118          206,976
Shares issued under employee stock purchase plan                      157,040          2            2,183
Shares issued upon exercise of stock options                          836,284          8            8,887
Income tax reductions relating to exercise of stock options                                         3,861
Dividends declared                                                                                                 (29,045)
Other                                                                  12,800                        (423)
                                                                  -----------     ------         ---------      ----------
Balance, December 31, 1991                                        127,184,410      1,272          502,962          913,002

Net income                                                                                                         114,818
Adjustment for foreign currency translation
Issuance of shares to certain employees                                33,058          1            1,020
Amortization of unearned compensation
Shares repurchased and retired                                     (2,337,100)       (23)         (70,179)
Shares issued under employee stock purchase plans                     152,310          1            3,164
Shares issued upon exercise of stock options                          541,613          5            7,724
Income tax reductions relating to exercise of stock options                                         3,365
Dividends declared                                                                                                 (27,205)
                                                                  -----------     ------         ---------      ----------
Balance, December 31, 1992                                        125,574,291      1,256          448,056        1,000,615

Net income                                                                                                         223,415
Adjustment for foreign currency translation
Issuance of shares to certain employees                               102,400          1            2,956
Amortization of unearned compensation
Shares repurchased and retired                                     (6,235,100)       (62)        (193,959)
Shares issued under employee stock purchase plans                     149,977          1            3,493
Shares issued upon exercise of stock options                          310,730          3            4,648
Income tax reductions relating to exercise of stock options                                         1,696
Dividends declared                                                                                                 (25,840)
                                                                  -----------     ------         ---------      ----------
Balance, December 31, 1993                                        119,902,298     $1,199         $266,890       $1,198,190
                                                                  ===========     ======         ========       ==========



                                                                                                       FOREIGN
                                                                                                      CURRENCY
                                                                       TREASURY       UNEARNED     TRANSLATION
                                                                          STOCK   COMPENSATION      ADJUSTMENT
                                                                    -----------   ------------     -----------
Balance, December 31, 1990                                                            $ (191)        $  6,962
Net income
Adjustment for foreign currency translation                                                             2,654
Amortization of unearned compensation                                                     117
Acquisition of treasury stock                                        $(603,241)
Shares issued under employee stock purchase plan
Shares issued upon exercise of stock options
Income tax reductions relating to exercise of stock options
Dividends declared
Other
                                                                     ----------       --------       --------
Balance, December 31, 1991                                            (603,241)           (74)          9,616

Net income
Adjustment for foreign currency translation                                                           (17,035)
Issuance of shares to certain employees                                                (1,021)
Amortization of unearned compensation                                                     484
Shares repurchased and retired
Shares issued under employee stock purchase plans
Shares issued upon exercise of stock options
Income tax reductions relating to exercise of stock options
Dividends declared
                                                                     ----------       --------       --------
Balance, December 31, 1992                                            (603,241)          (611)         (7,419)

Net income
Adjustment for foreign currency translation                                                            (5,726)
Issuance of shares to certain employees                                                (2,957)
Amortization of unearned compensation                                                     292
Shares repurchased and retired
Shares issued under employee stock purchase plans
Shares issued upon exercise of stock options
Income tax reductions relating to exercise of stock options
Dividends declared
                                                                     ----------       --------       --------
Balance, December 31, 1993                                           $(603,241)       $(3,276)       $(13,145)
                                                                     ==========       ========       =========



The accompanying notes are an integral part of the consolidated financial statements.

                                                       REEBOK INTERNATIONAL LTD.
Consolidated Statements of Cash Flows
Amounts in thousands

====================================================================================================================
Year ended December 31                                                   1993             1992             1991
                                                                         ----             ----             ----
Cash flows from operating activities:
   Net income                                                        $223,415         $114,818         $234,711
   Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                                     25,209           27,214           21,984
     Amortization of intangibles                                       10,052           16,587           16,354
     Minority interest                                                  8,261            1,787            1,311
     Amortization of unearned compensation                                292              484              117
     Deferred income taxes                                             17,470          (38,190)          (8,544)
     Restructuring charges                                              8,449          155,000                -
     Gain on sale of CML common stock                                       -          (29,648)               -
     Changes in operating assets and liabilities,
     exclusive of those arising from business acquisitions:
       Accounts receivable                                            (44,682)         (27,598)           1,079
       Inventory                                                      (84,020)         (39,135)         (43,414)
       Prepaid expenses                                                 2,023            7,945          (16,378)
       Other                                                          (23,012)          10,402            1,383
       Accounts payable and accrued expenses                            6,035          (33,068)         111,569
       Income taxes payable                                            (6,959)          21,006           15,013
                                                                     --------         --------         --------

   Total adjustments                                                  (80,882)          72,786          100,474
                                                                     --------        --------          --------

Net cash provided by operating activities                             142,533          187,604          335,185
                                                                     --------         --------         --------

Cash flows from investing activities:
   Payments to acquire property and equipment                         (26,628)         (36,513)         (37,730)
   Proceeds from sale of CML common stock                                   -           31,648                -
   Payments for business acquisitions, net of cash acquired           (10,321)          (3,958)          (5,657)
   Proceeds from sale of businesses held for sale                      36,500                -                -
                                                                     --------         ---------        ---------
Net cash used for investing activities                                   (449)          (8,823)         (43,387)
                                                                     --------         ---------        ---------

Cash flows from financing activities:
   Net borrowings (repayments) of notes payable to banks               19,961           (5,930)           9,444
   (Payments) proceeds from issuance of commercial paper                    -                -          (59,805)
   Net borrowings (repayments) of interest-bearing accounts payable         -                -          (13,742)
   Proceeds from issuance of common stock to employees                  9,841           14,259           14,941
   Dividends paid                                                     (26,276)         (27,300)         (30,805)
   Repayments of long-term debt                                        (4,351)         (78,748)        (158,723)
   Proceeds from long-term debt                                        20,000                -          215,000
   Repurchases of common stock                                       (194,021)         (70,202)        (396,147)
   Other                                                                    -                -           (4,222)
                                                                     --------         --------         --------
Net cash used for financing activities                               (174,846)        (167,921)        (424,059)
                                                                     --------         --------         --------
Effect of exchange rate changes on cash                                 6,723            9,809          (10,162)
                                                                     --------         --------         --------
Net increase (decrease) in cash and cash equivalents                  (26,039)          20,669         (142,423)
Cash and cash equivalents at beginning of year                        105,386           84,717          227,140
                                                                     --------         --------         --------
Cash and cash equivalents at end of year                             $ 79,347         $105,386         $ 84,717
                                                                     ========         ========         ========

Supplemental disclosures of cash flow information:
    Interest paid                                                    $ 24,348         $ 20,900         $ 28,058
    Income taxes paid                                                 132,456          148,783          137,294
                                                                     ========         ========         ========

The accompanying notes are an integral part of the consolidated financial statements.

                                                       REEBOK INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Dollar amounts in thousands, except per share data

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BUSINESS ACTIVITY
The Company and its subsidiaries develop and market active lifestyle and performance products, including footwear and apparel, under various trademarks, including REEBOK, WEEBOK, THE PUMP, INSTAPUMP, BOKS, AVIA, ROCKPORT, TINLEY and ABOVE THE RIM.

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and accounts are eliminated in consolidation.

CASH EQUIVALENTS
Cash equivalents are defined as highly liquid investments with maturities of three months or less at date of purchase.

INVENTORY VALUATION
Inventory, substantially all finished goods, is recorded at the lower of cost (first-in, first-out method) or market.

PROPERTY AND EQUIPMENT AND DEPRECIATION
Property and equipment are stated at cost. Depreciation is computed principally on the straight line method over the assets' estimated useful lives. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful lives of the assets.

INTANGIBLES
Excess purchase price over the fair value of assets acquired is amortized using the straight line method over periods ranging from 5 to 40 years. Other intangibles are amortized using the straight line method over periods ranging from 7 to 40 years.

FOREIGN CURRENCY TRANSLATION
Assets and liabilities of most of the Company's foreign subsidiaries are translated at current exchange rates. Revenues, costs and expenses are translated at the average exchange rates for the period. Translation adjustments resulting from changes in exchange rates are reported as a separate component of stockholders' equity. Other foreign currency transaction gains and losses are included in the determination of net income.

For those foreign subsidiaries operating in a highly inflationary economy or having the U.S. dollar as their functional currency, net nonmonetary assets are translated at historical rates and net monetary assets are translated at current rates. Translation adjustments are included in the determination of net income.

FORWARD CURRENCY EXCHANGE CONTRACTS
Certain of the Company's foreign subsidiaries purchase merchandise in U.S. dollars. To reduce the impact of changes in the rate of exchange of the U.S. dollar against the various local currencies, the Company enters into forward currency exchange contracts. Realized and unrealized gains and losses on these contracts are included in net income except that gains and losses on contracts to hedge specific foreign currency commitments are deferred and accounted for as a part of the transaction.

INCOME TAXES
The Company accounts for income taxes in accordance with FASB Statement No. 109 "Accounting for Income Taxes" ("Statement 109"). Tax provisions and credits are recorded at statutory rates for taxable items included in the consolidated statements of income regardless of the period for which such items are reported for tax purposes. Deferred income taxes are recognized for temporary differences between financial statement and income tax bases of assets and liabilities for which income tax benefits will be realized in future years.

NET INCOME PER COMMON SHARE
Net income per common share is computed based on the weighted average number of common and common equivalent shares outstanding for the period.

RECLASSIFICATION
Certain amounts in prior years have been reclassified to conform to the 1993 presentation.

2.  RESTRUCTURING CHARGES

In December 1992, the Company's Board of Directors approved a restructuring plan which included offering for sale the Company's Boston Whaler, Inc. ("Boston Whaler") and Ellesse U.S.A., Inc. ("Ellesse") subsidiaries, a write-down of the carrying value of its Avia subsidiary, the planned consolidation and relocation of its performance apparel operation and certain other office relocations. In connection therewith, the Company recorded a $155,000 pre-tax restructuring charge in 1992 for estimated costs and losses to be incurred. The sale of Boston Whaler was completed on July 30, 1993 and the sale of Ellesse was completed on September 28, 1993. In connection with the sales, the Company recorded an additional pre-tax restructuring charge in 1993 of $8,500.

3.  PROPERTY AND EQUIPMENT

Property and equipment consist of the following:
- -------------------------------------------------------------------------------

December 31                                                                  1993                     1992
                                                                             ----                     ----
Land                                                                     $ 27,994                 $ 26,279
Buildings                                                                  41,709                   39,084
Machinery and equipment                                                   124,568                  106,691
Leasehold improvements                                                     25,355                   24,122
                                                                         --------                 --------
                                                                          219,626                  196,176
Less accumulated depreciation and amortization                             89,019                   68,614
                                                                         --------                 --------
                                                                         $130,607                 $127,562
                                                                         ========                 ========

4.  INTANGIBLES

Intangibles consist of the following:
- ------------------------------------------------------------------------------

December 31                                                                  1993                     1992
                                                                             ----                     ----
Excess of purchase price over fair value of assets
acquired (net of accumulated amortization of
$126,316 in 1993 and $124,224 in 1992)                                   $ 45,808                 $ 46,744

Other intangible assets:
   Purchased technology                                                    52,827                   52,827
   Company tradename and trademarks                                        50,019                   49,815
   Other                                                                   13,731                   13,676
                                                                         --------                 --------
                                                                          116,577                  116,318
   Less accumulated amortization                                           68,123                   60,109
                                                                         --------                 --------
                                                                           48,454                   56,209
                                                                         --------                 --------
                                                                         $ 94,262                 $102,953
                                                                         ========                 ========


In connection with the Company's restructuring charge, as more fully described in Note 2, the carrying value of certain intangibles was reduced in 1992.

5.  SHORT-TERM BORROWINGS

The Company has various arrangements with numerous banks which provide an aggregate of approximately $700,000 of uncommitted facilities, substantially all of which are available to the Company's foreign subsidiaries. Of this amount, $187,000 is available for short-term borrowings and bank overdrafts, with the remainder available for letters of credit for inventory purchases. In addition to amounts reported as notes payable to banks, approximately $304,000 was outstanding for open letters of credit for inventory purchases at December 31, 1993.

The Company can also issue up to $125,000 of commercial paper which is supported to the extent available by a portion of a $175,000 revolving credit arrangement which expires in December 1994.

6.  LEASING ARRANGEMENTS

The Company leases various offices, warehouses, retail store facilities as well as certain of its data processing and warehouse equipment under lease arrangements expiring between 1994 and 2008. Minimum annual rentals for the five years subsequent to December 31, 1993 and in the aggregate are as follows:

================================================================================

1994                                                                      $20,810
1995                                                                       15,898
1996                                                                        9,680
1997                                                                        7,992
1998                                                                        7,032
1999 and thereafter                                                        22,774
                                                                          -------
Total minimum lease obligations                                           $84,186
                                                                          =======


Total rent expense for all operating leases amounted to $23,868, $20,496 and $16,342 for the years ended December 31, 1993, 1992 and 1991, respectively.

7.  LONG-TERM DEBT

Long-term debt consists of the following:

===============================================================================
December 31                                                                  1993                     1992
                                                                             ----                     ----
9.75% debentures due September 15, 1998, with interest
  payable semiannually on March 15 and September 15                      $ 99,549                 $ 99,453

Medium-term notes, bearing interest at rates approximating
  6%, due February 11, 1998, with interest payable
  semiannually on February 15 and August 15                                20,000                        -

Bank and other notes payable                                               17,667                   20,308
                                                                         --------                 --------
                                                                          137,216                  119,761
Less current portion                                                        3,009                    3,724
                                                                         --------                 --------
                                                                         $134,207                 $116,037
                                                                         ========                 ========


Maturities of long-term debt during the five-year period ending December 31, 1998 are $3,009 in 1994, $14,086 in 1995, $102 in 1996, $66 in 1997, and
$119,629 in 1998.

Land and buildings, having a net book value of $20,846 at December 31, 1993, are pledged as collateral for certain bank notes payable.

8.  EMPLOYEE BENEFIT PLANS
The Company sponsors defined contribution retirement plans covering substantially all of its domestic employees and certain employees of its foreign subsidiaries. Contributions are determined at the discretion of the Board of Directors. Aggregate contributions made by the Company to the plans and charged to operations in 1993, 1992 and 1991 were $11,833, $8,536 and $7,318, respectively.

9.  STOCK PLANS
The Company has various stock option plans which provide for the grant of options to purchase shares of the Company's common stock to key employees, other persons or entities who make significant contributions to the success of the Company, and eligible members of the Company's Board of Directors. Under the plan for Directors, the exercise price of any stock option granted may not be less than fair market value, the exercise period cannot exceed ten years from the date of grant and grants have an automatic vesting period of three years. The Board of Directors approved the

1994 Equity Incentive Plan on December 15, 1993, subject to shareholder approval. If this plan is adopted, it will replace three of the Company's existing stock option and stock bonus plans. Under the new Equity Incentive Plan, these options may be incentive stock options or "non-qualified options" under applicable provisions of the Internal Revenue Code. The exercise price of any stock option granted may not be less than fair market value at the date of grant except in certain limited circumstances. The exercise period cannot exceed ten years from the date of grant. The vesting schedule for options granted under the 1994 Equity Incentive Plan is determined by the Compensation Committee of the Board of Directors.

The following schedule summarizes the changes in stock options during the three years ended December 31, 1993:
===============================================================================

                                                         NUMBER OF SHARES UNDER OPTION
                                                         -----------------------------
                                                           INCENTIVE     NON-QUALIFIED     OPTION
                                                       STOCK OPTIONS     STOCK OPTIONS    PRICE PER SHARE
                                                       --------------------------------------------------
Outstanding at December 31, 1990                          160,620           5,821,259      1.42-21.71
Granted                                                         -             933,500     11.75-30.63
Exercised                                                (156,104)           (680,180)     5.33-21.19
Cancelled                                                  (1,000)           (225,824)     8.75-25.13
                                                          -------           ---------
Outstanding at December 31, 1991                            3,516           5,848,755      1.42-30.63
Granted                                                         -             544,000     21.38-39.77
Exercised                                                  (3,516)           (538,097)     1.42-20.46
Cancelled                                                       -            (343,520)    10.63-31.25
                                                          -------           ---------
Outstanding at December 31, 1992                                -           5,511,138      8.75-39.77
Granted                                                         -           1,605,800     11.38-41.74
Exercised                                                       -            (310,730)     8.75-27.63
Cancelled                                                       -            (399,240)    11.38-33.25
                                                          -------           ---------
Outstanding at December 31, 1993                                -           6,406,968      8.75-41.74
                                                         ========           =========      ==========


At December 31, 1993, options to purchase 2,485,340 shares of common stock were exercisable, and 5,785,355 options were available for future grants under the stock option plans. Options outstanding at December 31, 1993 include 814,600 shares granted under the 1994 Equity Incentive Plan, subject to shareholder approval.

The Company has a stock bonus plan for issuance of common stock to key employees of the Company. Beneficial ownership vests over a period ranging from three to five years. These grants give rise to unearned compensation that is amortized over the applicable vesting periods. During the three years ended December 31, 1993, a total of 33,058 shares of common stock were approved for issuance and 2,168 shares of common stock were cancelled under this plan. In December 1993, 102,400 shares of common stock were approved for issuance under the 1994 Equity Incentive Plan, subject to shareholder approval.

The Company has two employee stock purchase plans. Under the 1987 Employee Stock Purchase Plan eligible employees are granted options to purchase shares of the Company's common stock through voluntary payroll deductions during two option periods, running from January 1 to June 30 and from July 1 to December 31, at the lower of 85% of market value at the beginning or end of each period. The number of options granted to each employee under this plan is limited to a fair market value of $12.5 during each option period. On December 15, 1993 the Board of Directors approved an increase of 1,000,000 shares reserved for issuance under this plan, subject to shareholder approval. Under the 1992 Employee Stock Purchase Plan, for certain foreign based employees, eligible employees are granted options to purchase shares of the Company's common stock during two option periods, running from January 1 to June 30 and from July 1 to December 31, at the market price at the beginning of the period. The option becomes exercisable 90 days following the date of grant and expires on the last day of the option period. During 1993, 1992 and 1991, respectively, 149,977, 152,310, and 157,040 shares were issued pursuant to these plans.

In June 1990, the Company adopted a shareholders' rights plan and declared a dividend distribution of one common stock purchase right ("Right") for each share of common stock outstanding. Each Right entitles the holder to purchase one share of the Company's common stock at a price of $60 per share, subject to adjustment. The Rights will be exercisable only if a person or group of affiliated or associated persons acquires beneficial ownership of 10% or more of the outstanding shares of the Company's common stock or commences a tender or exchange offer that would result in a person or group owning 10% or more of the outstanding common stock, or in the event that the Company is subsequently acquired in a merger or other business combination. When the Rights become exercisable, each holder would have the right to purchase, at the then-current exercise price, common stock of the surviving company having a market value of two times the exercise price of the Right. The Company can redeem the Rights at $.01 per Right at any time prior to expiration on June 14, 2000.

At December 31, 1993, 14,384,638 shares of common stock were reserved for issuance under the Company's various stock plans (including the 1994 Equity Incentive Plan and the approved increase in shares reserved for issuance under the 1987 Employee Stock Purchase Plan) and 98,076,034 shares were reserved for issuance under the shareholders' rights plan. If the 1994 Equity Incentive Plan is approved, three of the Company's existing stock option and stock bonus plans will be terminated and thus the number of shares reserved for issuance under the Company's various stock plans will be 12,157,371 and 95,848,767 shares will be reserved for issuance under the shareholders' rights plan.

10.  ACQUISITION OF COMMON STOCK

On July 13, 1993, the Board of Directors authorized the repurchase of up to $200,000 in Reebok common stock in open market or privately-negotiated transactions. This authorization was in addition to the $200,000 share repurchase program adopted by the Company in July 1992. As of December 31, 1993, the Company had approximately $135,800 available for future repurchases of common stock under these programs.

On April 8, 1991, the Company reacquired 36,210,902 shares of its common stock from Pentland Group plc. The purchase price consisted of $396,147 paid in cash and 11,750,000 shares of newly issued common stock of the Company.

11.  FAIR VALUE OF FINANCIAL INSTRUMENTS
The following methods and assumptions were used by the Company to estimate the fair value of its financial instruments:

Cash and cash equivalents and notes payable to banks: the carrying amounts reported in the balance sheet approximate fair value. Long term-debt: the fair value of the Company's corporate bonds is estimated based on quoted market prices. The fair value of other long-term debt is estimated using discounted cash flow analyses, based on the Company's incremental borrowing rates for similar types of borrowing arrangements. Unrealized gains or losses on foreign currency exchange contracts: the fair value of the Company's foreign currency exchange contracts is estimated based on current foreign exchange rates.

The carrying amounts and fair value of the Company's financial instruments at December 31, 1993 are as follows:

===============================================================================================
                                                          Carrying                Fair
                                                           Amount                Value
                                                          --------               -----
Long-term debt                                            $137,216            $146,504
Unrealized gains on foreign
  currency exchange contracts                                1,662               6,272


12.  OTHER INCOME
Other income in 1992 included a gain of $29,648 resulting from the sale of 1,161,403 shares of common stock of CML acquired upon the exercise of a warrant obtained as part of the October 1989 purchase of Boston Whaler.

13.  INCOME TAXES
The components of income before income taxes are as follows:

===============================================================================================
                                                      1993             1992             1991
                                                      ----             ----             ----
   Domestic                                       $141,428         $ 22,453         $194,669
   Foreign                                         221,819          235,511          195,217
                                                  --------         --------         --------
                                                  $363,247         $257,964         $389,886
                                                  ========         ========         ========


The provision for income taxes consists of the following:

=============================================================================

                                                      1993             1992             1991
                                                      ----             ----             ----
Current:
   Federal                                        $ 39,725         $ 68,456         $ 70,216
   State                                            14,082           15,588           18,432
   Foreign                                          68,555           97,292           75,071
                                                  --------         --------         --------
                                                   122,362          181,336          163,719

                                                  --------         --------         --------

Deferred:
   Federal                                          16,244          (23,868)          (2,512)
   State                                              (310)          (1,100)             922
   Foreign                                           1,536          (13,222)          (6,954)
                                                  --------         --------         --------
                                                    17,470          (38,190)          (8,544)

                                                  --------         --------         --------
                                                  $139,832         $143,146         $155,175
                                                  ========         ========         ========


In 1992, deferred tax credits attributable to restructuring charges approximated $16,200.

Undistributed earnings of the Company's foreign subsidiaries amounted to approximately $215,559, $161,421 and $113,812 at December 31, 1993, 1992 and
1991, respectively.  Those earnings are
considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of U.S. income tax liability that would be incurred is not practicable because of the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credits would be available to reduce some portion of any U.S. income tax liability. Withholding taxes of approximately $8,815 would be payable upon remittance of all previously unremitted earnings at December 31, 1993.

Income taxes computed at the federal statutory rate differ from amounts provided as follows:
===============================================================================

                                                                     1993             1992          1991
                                                                     ----             ----          ----
Tax at statutory rate                                                35.0%           34.0%          34.0%
State taxes, less federal tax effect                                  2.5             3.7            3.3
Effect of tax rates of foreign subsidiaries
  and joint ventures                                                  (.8)            2.1             .7
Amortization of intangibles                                            .6              .8             .5
Restructuring charges                                                  -             13.9             -
Other, net                                                            1.2             1.0            1.3
                                                                     ----            ----           ----
Provision for income taxes                                           38.5%           55.5%          39.8%
                                                                     =====           =====          =====


Effective January 1, 1993, the Company adopted Statement 109. Under Statement 109, the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Prior to the adoption of Statement 109, income tax expense was based on items of income and expense that were reported in different years in the financial statements and tax returns and were measured at the tax rate in effect in the year the difference originated.

As permitted by Statement 109, the Company has elected not to restate the financial statements of any prior years. The effect of the change on net income for 1993 was not material.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Deferred taxes are attributable to the following temporary differences at
December 31, 1993:
- --------------------------------------------------------------------------------

   Inventory                                                        $27,595
   Accounts receivable                                               26,252
   Other - net                                                        2,187
                                                                    -------
                                                                    $56,034
                                                                    =======


14.  OPERATIONS BY GEOGRAPHIC AREA
Sales to unaffiliated customers, net income and identifiable assets by geographic area are summarized below:
==============================================================================

                                                       1993            1992              1991
                                                       ----            ----              ----
Sales:
   United States                                 $1,775,496      $1,982,153        $1,882,646
   United Kingdom                                   434,249         414,745           380,108
   Europe                                           465,770         425,451           295,546
   Other countries                                  218,385         200,278           176,174
                                                 ----------      ----------        ----------
                                                 $2,893,900      $3,022,627        $2,734,474
                                                 ==========      ==========        ==========
Net income:
   United States                                   $ 98,692      $     (852)       $  139,731
   United Kingdom                                    65,734          75,112            59,737
   Europe                                            34,575          24,964            17,901
   Other countries                                   24,414          15,594            17,342
                                                   --------      ----------        ----------
                                                   $223,415      $  114,818        $  234,711
                                                 ==========      ==========        ==========
Identifiable assets:
   United States                                 $  916,962      $  929,495        $1,010,009
   United Kingdom                                   152,206         172,012           165,367
   Europe                                           146,541          95,384           105,273
   Other countries                                  176,002         148,455           141,634
                                                 ----------      ----------        ----------
                                                 $1,391,711      $1,345,346        $1,422,283
                                                 ==========      ==========        ==========


There are various differences between income before income taxes for domestic and foreign operations as shown in Note 13 and net income shown above.

15.  MAJOR CUSTOMER
One customer accounted for 11.3% of net sales for 1991. No customer accounted for 10% or more of the Company's net sales in 1993 or 1992.

16.  CONTINGENCIES
On February 5, 1993, a lawsuit was filed against the Company and its then wholly owned subsidiary Ellesse U.S.A., Inc., in the United States District Court for the District of Massachusetts. A second related lawsuit was filed on August 10, 1993 in the United States District Court for the District of Massachusetts. These two cases have been consolidated. Both complaints allege, among other things, that the Company breached an agreement with the plaintiff and misappropriated trade secrets in connection with the development of the Company's THE PUMP (TM) inflatable technology and its procurement of its patent for the basic THE PUMP technology. The complaint requests a declaratory judgment stating that the plaintiff is the owner/inventor of the Company's THE PUMP patent, an assignment of the Company's patent, recovery of the Company's profits and other substantial damages from the Company.

On July 1, 1993, a lawsuit was filed against the Company in the Central District of Los Angeles County Superior Court and subsequently moved to the United States District Court for the District of California. The complaint alleges, among other things, fraud, misappropriation and conversion, unfair competition, tortious interference with prospective economic advantage in connection with the development of the Company's THE PUMP technology. The complaint requests compensatory damages, punitive damages, costs and attorneys' fees.

On February 7, 1994, a lawsuit was filed against the Company in California Superior Court challenging the Company's resale pricing practices in California under California state law and seeking unspecified damages, including treble damages, injunctive relief and costs.

The Company intends to vigorously defend these lawsuits and believes that these lawsuits are without merit, and further believes that it is unlikely any subsequent outcome would have a material adverse effect on the financial condition of the Company.

Quarterly Results of Operations

Amounts in thousands, except per share data
===============================================================================

                                                  FIRST QTR       SECOND QTR        THIRD QTR       FOURTH QTR
Year ended December 31, 1993

Net sales                                          $825,220         $657,613         $808,493        $602,574
Gross profit                                        335,381          267,282          322,644         248,724
Net income                                           67,769           41,028           63,933          50,685
Net income per common share                           .74               .46             .74              .59
Cash dividends per common share                       .075              .075            .075             .075


Year ended December 31, 1992

Net sales                                          $797,372         $701,982         $863,212        $660,061
Gross profit                                        313,568          287,468          350,351         261,936
Net income (loss)                                    62,303           45,812           74,367         (67,664)
Net income (loss) per common share                    .67               .49             .80              (.74)
Cash dividends per common share                       .075              .075            .075              .075

Net income for the third quarter of 1993 includes an after-tax restructuring charge of $7,037 ($.08 per share). Net income for the fourth quarter of 1992 includes the effects of restructuring charges, $135,439 after-tax ($1.46 per share) and after-tax gains of $17,967 ($.19 per share) from the sale of investments.

     SCHEDULE II - AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS
               PROMOTERS AND EMPLOYEES OTHER THAN RELATED PARTIES
                           REEBOK INTERNATIONAL LTD.
                             (Amounts in thousands)

                                                                                   Deductions         Balance at end of period
                                                     Balance at
                                                     beginning               Amounts
Name of Debtor                                       of period   Additions   Collected   Adjustments   Current    Not current
Year ended December 31, 1993
Executive Officers,
    interest payable at 10% on unpaid balance
    due on demand, secured by
    residential real estate
        John Duerden                                      $100         $10        $110
    interest bearing at 6%, due July 22, 1996
        Roberto Muller                                                 350                                                350
                                                          ----         ---        ----                                    ---
                                                           100         360         110                                    350
                                                           ---         ---         ---                                    ---
Non-executive officers
    interest bearing at 8%, due December 19, 1995
    guaranteed by general partners
        Mad Engine (A)                                                 140          16                                    124
                                                           ---         ---          --                                    ---
                                                           100         500         126                                    474
                                                           ---         ---         ---                                    ---
Year ended December 31, 1992
Executive Officers,
    non-interest bearing, payable in 1992
    secured by residential real estate
        Marilyn Tam                                        100                     100
    interest payable at 10% on unpaid balance
    due on demand, secured by
    residential real estate
        John Duerden                                       260                     160                     100
    interest bearing, due December 31, 1992
    secured by residential real estate
        Robert Meers                                                   314         314
                                                          ----         ---         ---                     ---
                                                           360         314         574                     100
                                                          ====         ===         ===                     ===
Year ended December 31, 1991
Executive Officers,
    non-interest bearing, payable in 1992
    secured by residential real estate
        Marilyn Tam                                        100                                             100
    interest payable at 10% on unpaid balance
    secured by residential real estate
    due on demand
        Robert Meers                                       350          59         409
    non-interest bearing, due on demand,
    secured by residential real estate
        John Duerden                                       410                     150                     260
                                                           ---         ---         ---                     ---
                                                           860          59         559                     360
                                                           ===         ===         ===                     ===

(A) An officer of the Company has a 25% general partnership interest in Mad Engine.

               SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS

                           REEBOK INTERNATIONAL LTD.
                             (Amounts in thousands)

                                                            Balance at  Charged to  Charged to    Deductions      Balance at
                                                            Beginning   Costs and   Other         From            End of
DESCRIPTION                                                 of Period   Expenses    Accounts (a)  Allowances (b)  Period
- ----------------------------------------------------        ---------   ---------   ---------     ----------      --------
YEAR ENDED DECEMBER 31, 1993
Reserves and allowances deducted from asset accounts:
   Allowance for doubtful accounts                            $43,224     $8,562                   $5,331          $46,455



YEAR ENDED DECEMBER 31, 1992
Reserves and allowances deducted from asset accounts:
   Allowance for doubtful accounts                             44,751     13,854                   15,381           43,224



YEAR ENDED DECEMBER 31, 1991
Reserves and allowances deducted from asset accounts:
   Allowance for doubtful accounts                             32,807     18,069      2,228         8,353           44,751


(a) Reserves acquired through business acquisitions
(b) Uncollectible accounts written off, net of recoveries

                      SCHEDULE IX - SHORT-TERM BORROWINGS

                           REEBOK INTERNATIONAL LTD.
                         (Dollar amounts in thousands)

                                                                       Maximum         Average            Weighted
                                                                       Amount          Amount             Average
                                    Balance at     Weighted            Outstanding     Outstanding        Interest Rate
CATEGORY OF AGGREGATE               End of         Average             During the      During the         During the
SHORT-TERM BORROWINGS               Period         Interest Rate (A)   Period          Period     (B)     Period        (C)
- ------------------------------      ----------     -------------       -----------     -----------        -------------
YEAR ENDED DECEMBER 31, 1993
 Notes payable to banks                $23,852              5.60%          $48,316        $28,954                 8.97%

 Commercial paper                            0                N/A           60,000          2,971                 3.26%


YEAR ENDED DECEMBER 31, 1992
 Notes payable to banks                  4,442             11.06%           55,959         35,752                11.35%

 Commercial paper                            0                N/A           95,000         34,008                 4.05%


YEAR ENDED DECEMBER 31, 1991
 Notes payable to banks                 11,562              8.08%           45,615         28,528                11.67%

 Commercial paper                            0                N/A           93,410         38,513                 6.62%

 Interest-bearing accounts
 payable to Pentland subsidiary              0                N/A            7,402            951                 9.48%


(A) End of the period
(B) Month end balance averaged for period, except for commercial paper - daily balance averaged for period
(C) Interest expense for the year as a % of average balance

            SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION

                           REEBOK INTERNATIONAL LTD.
                             (Amounts in thousands)

                                                Charged to costs and expenses
                                                    Year ended December 31
                                           ---------------------------------------
          ITEM                           1993               1992             1991
- --------------------------------       ---------          ---------        ---------
Advertising costs                      $125,027           $158,980         $122,423



Amounts for maintenance and repairs, depreciation and amortization of intangible assets, taxes, other than payroll and income taxes, and royalties are not presented as such amounts are less than 1% of total sales and revenue.

                                 EXHIBIT INDEX


Exhibit                                                                                        Location
- -------                                                                                        --------
3.1               Restated Articles of Organization of the Company, as amended                 Incorporated by reference

3.2               By-laws, as amended                                                          Incorporated by reference

4.1               Indenture, dated September 15, 1988, between Reebok International Ltd.       Incorporated by reference
                  and Citibank N.A., as Trustee

4.2               First Supplemental Indenture, dated as of January 22, 1993, between          Incorporated by reference
                  Reebok International Ltd. and Citibank N.A., as Trustee

4.3               Common Stock Rights Agreement dated as of June 14, 1990 between the          Incorporated by reference
                  Company and The First National Bank of Boston, as Rights Agent, as
                  amended

10.1              Distributorship Agreement between Reebok International Limited and the       Incorporated by reference
                  Company

10.2              Trademark License Agreement between Reebok International Limited and the     Incorporated by reference
                  Company

10.3              Continuing Letter of Credit Agreement, dated August 1, 1989, between the     Incorporated by reference
                  Company and State Street Bank and Trust Company; and Letter Agreement
                  between The Rockport Company, Inc. and Norwest Bank, Master Security
                  Agreement for Irrevocable Documentary Letters of Credit and Guarantee of
                  the Company, all dated August 1, 1989

10.4              First Amended and Restated Master Agreement between the Company and          Incorporated by reference
                  Security Pacific dated June 26, 1991

10.5              Credit Facility Agreement between Reebok International Limited and           Incorporated by reference
                  Citibank dated November 7, 1991

10.6              Lease Agreement dated March 1, 1988 between Reebok International Ltd.        Incorporated by reference
                  and North Stoughton Industrial Park Development Trust

                                 EXHIBIT INDEX


Exhibit                                                                                        Location
- -------                                                                                        --------
10.7              Purchase and Sale Agreement between Reebok International Ltd. and            Incorporated by reference
                  Pentland Group plc dated March 8, 1991

10.8              Credit Agreement dated as of December 7, 1992, among the Company, the        Incorporated by reference
                  Lenders named therein, Credit Suisse as Agent and Credit Suisse First
                  Boston Limited as Syndication Agent

10.9              Agreements with various banks in Hong Kong reflecting arrangements for       Incorporated by reference
                  letter of credit facilities

10.10             Reebok International Ltd. 1985 Stock Option Plan, as amended                 Incorporated by reference

10.11             Reebok International Ltd. 1987 Stock Option Plan for Directors, as           Incorporated by reference
                  amended

10.12             Reebok International Ltd. 1987 Stock Bonus Plan                              Incorporated by reference

10.13             Reebok International Ltd. Excess Benefits Plan                               Incorporated by reference

10.14             Stock Option Agreement with Paul B. Fireman                                  Incorporated by reference

10.15             Split-Dollar Life Insurance Agreement with Paul B. Fireman                   Incorporated by reference

10.16             Contingent Severance Agreement with Paul R. Duncan                           Incorporated by reference

10.17             Employment Agreement with John H. Duerden                                    Incorporated by reference

10.18             Contingent Severance Agreement with John H. Duerden                          Incorporated by reference

10.19             Change of Control Agreement with John B. Douglas III                         Incorporated by reference

10.20             Employment Agreement with Kenneth Watchmaker                                 Incorporated by reference

10.21             Change of Control Agreement with Kenneth Watchmaker                          Incorporated by reference

                                 EXHIBIT INDEX


Exhibit                                                                                        Location
- -------                                                                                        --------
10.22             Supplemental Retirement Program for Kenneth Watchmaker                       Incorporated by reference

10.23             Deferred Compensation Plan for Directors                                     Incorporated by reference

10.24             Employment Agreement with Roberto Muller                                     Filed herewith

10.25             Contingent Severence Agreement with Angel Martinez                           Filed herewith

10.26             Lease with Angel Martinez                                                    Filed herewith

11.               Statement Re Computation of Per Share Earnings                               Filed herewith

12.               Statement Re Computation of Ratio of Earnings to Fixed Charges               Filed herewith

22.1              List of Subsidiaries of the Company                                          Filed herewith

23.1              The consent of Ernst & Young                                                 Filed herewith