Form 10-Q
period 1994-03-31
REEBOK INTERNATIONAL LTD
filed 1994-05-10
CIK 770949

                               FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


       (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934


   For the quarterly period ended March 31, 1994

   Commission file number 1-9340


                     REEBOK INTERNATIONAL LTD.
_________________________________________________________________
          (Exact name of registrant as specified in its charter)


          Massachusetts                           04-2678061
_____________________________________        __________________
   (State or other jurisdiction of           (I.R.S. Employer
   incorporation or organization)             Identification No.)


 100 Technology Center Drive, Stoughton, Massachusetts 02072
_________________________________________________________________
     (Address of principal executive offices)      (Zip Code)


                           (617) 341-5000
_________________________________________________________________
           (Registrant's telephone number, including area code)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

   Yes (X)     No (  )

   The number of shares outstanding of registrant's common stock, par value $.01 per share, at May 9, 1994, was 82,685,515 shares.

REEBOK INTERNATIONAL LTD.

INDEX

PART I.   FINANCIAL INFORMATION:

Item 1    Financial Statements (Unaudited)

          Consolidated Balance Sheets - March 31, 1994 and 1993,
            and December 31, 1993 . . . . . . . . . . . . . . 2-3

          Consolidated Statements of Income - Three Months ended
            March 31, 1994 and 1993 . . . . . . . . . . . . .   4

          Consolidated Statements of Cash Flows -
            Three Months Ended March 31, 1994 and 1993  . . . 5-6

          Notes to Consolidated Financial Statements  . . . .   7


Item 2

          Management's Discussion and Analysis of Results of
            Operations and Financial Condition  . . . . . .  8-11

Part II.  OTHER INFORMATION:

Item 1    Legal Proceedings . . . . . . . . . . . . . . . .    12

Items 2-3 Not Applicable  . . . . . . . . . . . . . . . . .    12

Item 4    Submission of Matters to a Vote of Security Holders  12

Item 5    Not Applicable  . . . . . . . . . . . . . . . . .    13

Item 6    Exhibits and Reports on Form 8-K  . . . . . . . .    13

              REEBOK INTERNATIONAL LTD. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS

                                     March 31,       December 31,
                                  1994       1993*      1993
                              __________  __________ ____________
                                   (Unaudited)
                                   (amounts in thousands)

Current assets:
  Cash and cash equivalents   $   65,989  $  152,727  $   79,347
  Accounts receivable, net
   of allowance for doubtful
   accounts (1994, $48,938;
   March 1993, $46,066;
   December 1993, $46,455)       615,462     556,819     457,399
  Inventory                      512,623     356,740     514,027
  Deferred income taxes           59,892      76,975      54,784
  Prepaid expenses                27,911      21,391      21,558
                              __________  __________  __________

   Total current assets        1,281,877   1,164,652   1,127,115
                              __________  __________  __________

Property and equipment, net      134,169     129,554     130,607

Non-current assets:
  Intangibles, net of
   amortization                   96,156     101,282      94,262
  Net assets of businesses held
   for sale                            -      37,520           -
  Deferred income taxes                -           -       1,250
  Other                           32,792      17,105      38,477
                              __________  __________  __________
                                 128,948     155,907     133,989
                              __________  __________  __________
                              $1,544,994  $1,450,113  $1,391,711
                              ==========  ==========  ==========







* Certain amounts have been reclassified to permit comparisons.

The accompanying notes are an integral part of the consolidated financial statements.

              REEBOK INTERNATIONAL LTD. AND SUBSIDIARIES
                CONSOLIDATED BALANCE SHEETS (Continued)

                                     March 31,       December 31,
                                  1994       1993*      1993
                              __________  __________ ____________
                                   (Unaudited)
                        (amounts in thousands, except share data)

Current liabilities:
  Notes payable to banks      $   45,105  $   47,072  $   23,852
  Commercial paper                62,000           -           -
  Current maturities of long-
   term debt                       3,263       3,022       3,009
  Accounts payable               150,253     155,209     138,188
  Accrued expenses               143,590     142,620     143,784
  Income taxes payable           109,737      99,354      81,240
  Dividends payable                6,197       6,624       6,285
                              ___________ ___________ ___________
   Total current liabilities     520,145     453,901     396,358
                              ___________ ___________ ___________
Long-term debt, net of
  current maturities             133,373     136,226     134,207

Deferred income taxes                 71         264           -

Minority interest                 16,192      10,490      14,529

Commitments and contingencies

Stockholders' equity:
  Common stock, par value $.01;
   authorized 250,000,000 shares;
   issued 1994, 118,894,897;
   issued March 31, 1993,
   124,167,091; issued December
   31, 1993, 119,902,298           1,189       1,242       1,199
  Additional paid-in capital     232,431     396,079     266,890
  Retained earnings            1,257,768   1,061,760   1,198,190
  Less 36,210,902 shares in
   treasury at cost             (603,241)   (603,241)   (603,241)
  Unearned compensation           (3,128)       (538)     (3,276)
  Foreign currency translation
   adjustment                     (9,806)     (6,070)    (13,145)
                              ___________ ___________ ___________
                                 875,213     849,232     846,617
                              ___________ ___________ ___________
                              $1,544,994  $1,450,113  $1,391,711
                              =========== =========== ===========

* Certain amounts have been reclassified to permit comparisons.

The accompanying notes are an integral part of the consolidated financial statements.

              REEBOK INTERNATIONAL LTD. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME
                (In Thousands Except Per Share Data)
                               (Unaudited)

                                       Three Months Ended
                                           March 31,
                                     ______________________
                                       1994           1993*
                                       ____           ____

Net sales                          $  857,366    $  825,220
Other income (expense)                    253        (1,213)
                                   ___________   ___________
                                      857,619       824,007

Costs and expenses:
    Cost of sales                     519,844       489,839
    Selling expenses                  153,121       146,876
    General and administrative
     expenses                          70,598        65,566
    Amortization of intangibles         1,136         2,463
    Minority interest                   2,682         3,426
    Interest expense                    5,237         4,966
    Interest income                    (1,111)         (959)
                                   ___________   ___________
                                      751,507       712,177
                                   ___________   ___________

Income before income taxes            106,112       111,830

Income taxes                           40,323        44,061
                                   ___________   ___________

Net income                         $   65,789    $   67,769
                                   ===========   ===========

Net income per common share        $      .77    $      .74
                                   ===========   ===========


Dividends per common share         $     .075    $     .075
                                   ===========   ===========

Weighted average common and
 common equivalent shares
 outstanding                           85,320        91,082
                                   ===========   ===========

*  Certain amounts have been reclassified to permit comparisons.

The accompanying notes are an integral part of the consolidated financial statements.

              REEBOK INTERNATIONAL LTD. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited)

                                              Three Months Ended
                                                  March 31,
                                             ____________________
                                               1994        1993*
                                               ____        ____
                                           (amounts in thousands)

Cash flows from operating activities:
  Net income                               $  65,789   $  67,769
  Adjustments to reconcile net income
   to net cash provided by (used for)
   operating activities:
   Depreciation and amortization               7,098       7,869
   Amortization of intangibles                 1,136       2,463
   Minority interest, net of dividends paid    1,902       2,932
   Amortization of unearned compensation         148          73
   Deferred income taxes                      (3,577)     (3,190)
   Changes in operating assets and
    liabilities, exclusive of those arising
    from business acquisitions:
     Accounts receivable                    (153,609)   (136,006)
     Inventory                                 3,631      79,435
     Prepaid expenses                         (6,264)      2,638
     Other                                     1,833        (702)
     Accounts payable                          8,245       7,588
     Accrued expenses                           (628)     11,877
     Income taxes payable                     28,012       9,612
                                           __________ ___________

        Total adjustments                   (112,073)    (15,411)
                                           __________ ___________

Net cash (used for) provided by operating
  activities                                 (46,284)     52,358
                                           __________ ___________

Cash flows from investing activity:
  Payments to acquire property and
   equipment                                  (8,757)     (7,944)
                                           __________ ___________

Net cash used for investing activity          (8,757)     (7,944)
                                           __________ ___________

*  Certain amounts have been reclassified to permit comparisons.

The accompanying notes are an integral part of the consolidated financial statements.

              REEBOK INTERNATIONAL LTD. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited)

                                                     Three Months Ended
                                                         March 31,
                                                  _____________________
                                                    1994         1993
                                                    ____         ____
                                                  (amounts in thousands)

Cash flows from financing activities:
  Net borrowings of notes payable to banks         $ 20,516    $ 41,901
  Proceeds from issuance of commercial paper         62,000           -
  Net borrowings (repayments) of long-term debt      (1,732)     19,072
  Proceeds from issuance of common stock to
   employees                                          2,774       1,600
  Dividends paid                                     (6,299)     (6,721)
  Repurchases of common stock                       (37,243)    (53,591)
                                                   _________  __________

Net cash provided by financing
  activities                                         40,016       2,261
                                                   _________  __________

Effect of exchange rate changes on cash
    and cash equivalents                              1,667         666
                                                   _________  __________

Net increase (decrease) in cash and cash
  equivalents                                       (13,358)     47,341
                                                   _________  __________

Cash and cash equivalents at beginning of period     79,347     105,386
                                                   _________  __________

Cash and cash equivalents at end of period         $ 65,989    $152,727
                                                   =========  ==========


Supplemental disclosures of cash flow information:

                                                       1994       1993
                                                       ____       ____

 Cash paid during the period for:
  Interest                                         $  7,615    $  7,051
  Income taxes                                       11,826      34,094


The accompanying notes are an integral part of the consolidated financial statements.

              REEBOK INTERNATIONAL LTD. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION
______________________________

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1994 are not necessarily indicative of the results that may be expected for the year ended December 31, 1994. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1993.

          REEBOK INTERNATIONAL LTD. AND SUBSIDIARIES
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         RESULTS OF OPERATIONS AND FINANCIAL CONDITION



The following table shows the percentage which amounts in the Consolidated Statements of Income bear to net sales:

                                    Percentage of Net Sales
                                    ________________________

                                       Three Months Ended
                                           March 31,
                                       __________________
                                        1994       1993
                                        ____       ____

Net sales                              100.0%     100.0%
Other income (expense)                   (.0)       (.2)
                                       ______     ______
                                       100.0       99.8

Costs and expenses:
  Cost of sales                         60.6       59.4
  Selling expenses                      17.9       17.8
  General and administrative
    expenses                             8.2        7.9
  Amortization of intangibles             .1         .3
  Minority interest                       .3         .4
  Interest expense                        .6         .6
  Interest income                        (.1)       (.1)
                                       ______     ______
                                        87.6       86.3
                                       ______     ______

Income before income taxes              12.4       13.5

Income taxes                             4.7        5.3
                                       ______     ______

Net income                               7.7%       8.2%
                                       ======     ======

          REEBOK INTERNATIONAL LTD. AND SUBSIDIARIES
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OPERATING RESULTS
_________________

First Quarter 1994 Compared to First Quarter 1993
___________________________________________________

    Net sales for the quarter ended March 31, 1994 increased by $32.1 million, 3.9% over the level reported for the first quarter of 1993. The Reebok Division's worldwide sales were $744.0 million, an increase of 3.3% from $720.5 million in 1993. Reebok U.S. footwear sales increased 2.8% to $368.0 million from $358.0 million in 1993. The increase in Reebok Division's U.S. footwear sales is attributed to increases in the outdoor, classics, Preseason and walking categories, which were partially offset by decreases in the basketball and children's categories. The Reebok Division's U.S. apparel sales increased by 10.4% to $34.5 million from $31.2 million in 1993. The Reebok Division's International sales (including footwear and apparel) were $341.5 million in 1994, an increase of 3.1% from $331.3 million in 1993, primarily due to improved sales in the United Kingdom, Canada, and several smaller European countries partially offset by decreases in sales in France, Germany and Japan. The improvement in sales was reduced by changes in foreign exchange rates which had a negative effect on the Reebok Division's International net sales of $10.7 million, or 3.2%.

     Rockport sales increased by 4.3% to $71.2 million from $68.3 million in 1993. This increase is due to an increase in the number of pairs shipped. Avia sales increased by 15.7% to $42.1 million from $36.4 million in 1993. The increase in Avia's net sales is due to increases in both domestic and international net sales. The increase in net sales in the U.S. is due to increases in the walking and cross training categories.

     Other income (expense) increased in the first quarter due mainly to recognized gains on foreign exchange transactions in 1994 compared to recognized losses in 1993.

     The decrease in gross margin from 40.6% in 1993 to 39.4% in 1994 is mainly due to higher markdowns in the first quarter of 1994.

     Selling expenses increased slightly as a percentage of sales from 17.8% in 1993 to 17.9% in 1994 primarily due to increased endorsements and sports promotions in the Reebok Division and increased advertising in the United States offset by lower advertising expenditures internationally.

     General and administrative expenses increased as a percentage of sales from 7.9% in 1993 to 8.2% in 1994 partly due to increased investments in information systems, which is expected to continue over the next few years, as well as higher general and administrative expenses in some of the newer international markets.

     Amortization of intangibles decreased due to the fact that many of the intangibles acquired upon the acquisition of Rockport in 1986 had a useful life of seven years or less.

     Minority interest represents the minority shareholder's proportionate share of the net income of the Company's Japanese and Spanish subsidiaries.

     The effective tax rate decreased from 39.4% in 1993 to 38.0% in 1994 due to a change in the geographic mix of worldwide income partially offset by an increase in the U.S. federal tax rate.

     Year-to-year earnings per share comparisons benefited from the share repurchase programs announced in July 1992 and July 1993. Weighted average common shares outstanding for the quarter ended March 31, 1994 declined to 85.3 million shares, compared to
91.1 million shares for the first quarter of 1993.

LIQUIDITY AND SOURCES OF CAPITAL
________________________________

     The Company's financial position remains strong. Working capital increased by $51.0 million, or 7.2% from the same period a year ago, primarily due to increases in inventory and accounts receivable offset by decreases in cash and increases in short-term borrowings. The current ratio at March 31, 1994 was 2.5 to 1, as compared to 2.8 to 1 at December 31, 1993 and 2.6 to 1 at March 31, 1993.

     Accounts receivable increased from March 31, 1993 by $58.6 million, or 10.5%, due to a slight deterioration in days sales outstanding as well as the later timing in the quarter of sales. Inventory increased by $155.9 million from March 31, 1993, reflecting increases in all divisions, largely due to increased order levels. In addition, the increases in the Reebok Division as well as in Avia are partially due to an effort to more evenly load factory orders to reduce factory costs and improve on-time delivery.

     During the twelve months ended March 31, 1994, cash and cash equivalents decreased by $86.7 million, and outstanding borrowings increased by $57.4 million, while $193.6 million of common stock was repurchased. Cash used for operations during 1994's first quarter was $46.3 million. Cash generated from operations, together with the Company's financing sources, is expected to adequately finance all of the Company's current and planned cash requirements, including the remaining $98.5 million available in the Company's share repurchase program. By March 31, 1994, the Company had repurchased 9,735,100 shares at an average price of $30.96 since the share repurchase programs began in July 1992.

                        PART II - OTHER INFORMATION


Item 1 - Legal Proceedings

Reference is made to Item 3. Legal Proceedings in the Company's
Annual Report on Form 10-K dated February 15, 1994 for a description of Byron A. Donzis v. Reebok International Ltd. et al., Stutz Motor Car of America, Inc. v. Reebok International
Ltd., and Marshall Verano v. Reebok International Ltd.

Items 2 - 3

 Not applicable

Item 4 - Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on May 3,
1994. At the Annual Meeting, the following proposals were approved:

  1. Four Class I members of the Board of Directors were elected by shareholders as follows (there were no abstentions nor broker non-votes):

                                 Number of           Number of
          Name of                Votes Cast          Votes
          Director                   FOR             WITHHELD
          ________               __________          _________

          Jill Elikann Barad     69,660,083           432,270
          John H. Duerden        69,677,872           414,481
          Geoffrey Nunes         69,660,067           432,286
          John A. Quelch         69,658,840           433,513

  2. An amendment to the 1987 Employee Stock Purchase Plan to increase from 1,000,000 to 2,000,000 the number of shares of Common Stock authorized for issuance was approved by a vote of 60,063,113 FOR, 2,122,454 AGAINST, 529,616 ABSTAIN and 7,377,170
BROKER NON-VOTES.

  3. The 1994 Equity Incentive Plan was approved by a vote of 50,856,577 FOR, 11,293,342 AGAINST, 565,264 ABSTAIN and 7,377,170
BROKER NON-VOTES.

  4. The Equity and Deferred Compensation Plan for Directors was approved by a vote of 56,054,557 FOR, 6,441,567 AGAINST, 219,059
ABSTAIN and 7,377,170 BROKER NON-VOTES.

Item 5

     Not applicable

Item 6

(a)  Exhibits:

     11. Statement Re Computation of Per Share Earnings

(b) Report on Form 8-K: There were no reports on Form 8-K filed during the quarter ended March 31, 1994.

                             SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 10, 1994



                                   REEBOK INTERNATIONAL LTD.



                                   BY: /s/ PAUL R. DUNCAN
                                      __________________________
                                      Paul R. Duncan
                                      Executive Vice President
                                      and Chief Financial Officer