Form 10-Q
period 1994-06-30
REEBOK INTERNATIONAL LTD
filed 1994-08-10
CIK 770949

FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549


          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934


  For the quarterly period ended June 30, 1994

  Commission file number 1-9340


                        REEBOK INTERNATIONAL LTD.
_________________________________________________________________
         (Exact name of registrant as specified in its charter)


         Massachusetts                           04-2678061
____________________________________         ____________________
  (State or other jurisdiction of            (I.R.S. Employer
  incorporation or organization)              Identification No.)


  100 Technology Center Drive, Stoughton, Massachusetts  02072
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

  Yes  (X)       No  (  )

  The number of shares outstanding of registrant's common stock, par value $.01 per share, at August 8, 1994, was 82,074,129 shares.


PAGE

REEBOK INTERNATIONAL LTD.


INDEX

PART I.    FINANCIAL INFORMATION:

Item 1     Financial Statements (Unaudited)

           Consolidated Balance Sheets - June 30, 1994 and
             1993, and December 31, 1993 . . . . . . . . . .  2-3

           Consolidated Statements of Income - Three and Six
             Months ended June 30, 1994 and 1993 . . . . . .    4

           Consolidated Statements of Cash Flows -
             Six Months Ended June 30, 1994 and 1993 . . . .  5-6

           Notes to Consolidated Financial Statements  . . .    7


Item 2

           Management's Discussion and Analysis of Results
             Of Operations and Financial Condition . . . . . 8-12


Part II.   OTHER INFORMATION:

Item 1     Legal Proceedings . . . . . . . . . . . . . . . .   13

Items 2-5  Not Applicable  . . . . . . . . . . . . . . . . .   13

Item 6     Exhibits and Reports on Form 8-K  . . . . . . . .   13

               REEBOK INTERNATIONAL LTD. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS


                                      June 30,         December 31,
                                   1994      1993*        1993
                              __________  __________   ___________
                                    (Unaudited)
                                    (amounts in thousands)

Current assets:
  Cash and cash equivalents   $   68,290  $  107,981   $   79,347
  Accounts receivable, net
    of allowance for doubtful
    accounts (1994, $51,014;
    June 1993, $46,577;
    December 1993, $46,455)      564,157     499,937      457,399
  Inventory                      564,646     418,439      514,027
  Deferred income taxes           64,992      78,937       54,784
  Prepaid expenses                30,061      19,265       21,558
                              __________  __________   __________

    Total current assets       1,292,146   1,124,559    1,127,115
                              __________  __________   __________

Property and equipment, net      139,117     129,444      130,607

Non-current assets:
  Intangibles, net of
    amortization                  95,669      98,670       94,262
  Net assets of businesses
    held for sale                   -         35,771         -
  Deferred income taxes             -           -           1,250
  Other                           36,072      20,341       38,477
                              __________  __________   __________

                                 131,741     154,782      133,989
                              __________  __________   __________

                              $1,563,004  $1,408,785   $1,391,711
                              ==========  ==========   ==========




*  Certain amounts have been reclassified to permit comparisons.

               REEBOK INTERNATIONAL LTD. AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEETS (Continued)

                                      June 30,         December 31,
                                   1994      1993*        1993
                              __________  __________   __________
                                    (Unaudited)
                         (amounts in thousands, except share data)

Current liabilities:
  Notes payable to banks      $   37,141  $    7,578   $   23,852
  Commercial paper                20,000           -            -
  Current portion of
    long-term debt                 3,433       4,124        3,009
  Accounts payable               134,677     127,862      138,188
  Accrued expenses               165,604     190,738      143,784
  Income taxes payable           124,826      95,679       81,240
  Dividends payable                6,191       6,515        6,285
                              __________  __________   __________
    Total current liabilities    491,872     432,496      396,358
                              __________  __________   __________
Long-term debt, net of
  current portion                135,898     136,961      134,207

Deferred income taxes               -            201         -

Minority interest                 17,784      10,927       14,529

Commitments and contingencies

Stockholders' equity:
  Common stock, par value $.01;
   authorized 250,000,000 shares;
   issued 1994, 118,604,381;
   issued June 30, 1993,
   122,702,063; issued December 31,
   1993, 119,902,298               1,186       1,227        1,199
  Additional paid-in capital     223,298     343,284      266,890
  Retained earnings            1,302,585   1,096,263    1,198,190
  Less 36,210,902 shares in
    treasury at cost            (603,241)   (603,241)    (603,241)
  Unearned compensation           (3,286)       (465)      (3,276)
  Foreign currency translation
    adjustment                    (3,092)     (8,868)     (13,145)
                              __________  __________   __________
                                 917,450     828,200      846,617
                              __________  __________   __________
                              $1,563,004  $1,408,785   $1,391,711
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

                  REEBOK INTERNATIONAL LTD. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                     (In Thousands Except per Share Data)
                                  (Unaudited)


                               Three Months Ended       Six Months Ended
                                    June 30,                 June 30,
                               ____________________     ___________________
                                 1994        1993*       1994      1993*
                                 ____        ____        ____      ____

Net sales                     $ 776,753   $ 657,613  $1,634,119  $1,482,833
Other income (expense)           (1,299)        287      (1,046)       (926)
                              _________   _________  __________  __________

                                775,454     657,900   1,633,073   1,481,907

Costs and expenses:
  Cost of sales                 468,979     390,331     988,823     880,170
  Selling, general and
    administrative expenses     218,900     192,885     442,619     405,327
  Amortization of intangibles     1,078       2,469       2,214       4,932
  Minority interest                 999         634       3,681       4,060
  Interest expense                4,005       6,924       9,242      11,890
  Interest income                  (777)     (1,731)     (1,888)     (2,690)
                              _________   _________  __________  __________

                                693,184     591,512   1,444,691   1,303,689
                              _________   _________  __________  __________

Income before income taxes       82,270      66,388     188,382     178,218

Income taxes                     31,262      25,360      71,585      69,421
                              _________   _________  __________  __________

Net income                    $  51,008   $  41,028  $  116,797  $  108,797
                              =========   =========  ==========  ==========

Net income per common share   $     .60   $     .46  $     1.38  $     1.21
                              =========   =========  ==========  ==========

Dividends per common share    $    .075   $    .075  $      .15  $      .15
                              =========   =========  ==========  ==========
Weighted average common and
  common equivalent shares
  outstanding                    84,407      89,351      84,863      90,177
                              =========   =========  ==========  ==========



*  Certain amounts have been reclassified to permit comparisons.

The accompanying notes are an integral part of the consolidated financial statements.

                  REEBOK INTERNATIONAL LTD. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)


                                                    Six Months Ended
                                                       June 30,
                                                    ________________
                                                    1994        1993
                                                    ____        ____
                                               (amounts in thousands)

Cash flows from operating activities:
  Net income                                   $  116,797  $  108,797
  Adjustments to reconcile net income
    to net cash provided by
    operating activities:
     Depreciation and amortization                 15,862      13,619
     Amortization of intangibles                    2,214       4,932
     Minority interest, net of dividends paid       2,872       3,193
     Amortization of unearned compensation            296         146
     Deferred income taxes                         (8,596)     (5,090)
     Changes in operating assets and
      liabilities, exclusive of those arising
      from business acquisitions:
       Accounts receivable                        (94,474)    (83,942)
       Inventory                                  (38,401)     14,281
       Prepaid expenses                            (7,927)      4,529
       Other                                       (1,641)     (4,458)
       Accounts payable                           (11,274)    (16,531)
       Accrued expenses                            21,666      58,780
       Income taxes payable                        41,609       7,436
                                               __________  __________
         Total adjustments                        (77,794)     (3,105)
                                               __________  __________

Net cash provided by operating activities          39,003     105,692
                                               __________  __________
Cash flows from investing activity:
  Payments to acquire property and
   equipment                                      (20,095)    (13,084)
                                               __________  __________

Net cash used for investing activity              (20,095)    (13,084)
                                               __________  __________

                  REEBOK INTERNATIONAL LTD. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)


                                                       Six Months Ended
                                                           June 30,
                                                      ___________________
                                                       1994       1993
                                                       ____       ____
                                                   (amounts in thousands)

Cash flows from financing activities:
  Net borrowings of notes payable to banks          $ 11,728   $   2,850
  Proceeds from issuance of commercial paper          20,000        -
  Net borrowings of long-term debt                       190      19,290
  Proceeds from issuance of common stock to
    employees                                          5,962       4,928
  Dividends paid                                     (12,496)    (13,355)
  Repurchases of common stock                        (49,873)   (109,729)
                                                    ________   _________

Net cash used for financing activities               (24,489)    (96,016)
                                                    ________   _________

Effect of exchange rate changes on cash
  and cash equivalents                                (5,476)      6,003
                                                    ________   _________

Net increase (decrease) in cash and
  cash equivalents                                   (11,057)      2,595
                                                    ________   _________


Cash and cash equivalents at beginning of period      79,347     105,386
                                                    ________   _________

Cash and cash equivalents at end of period          $ 68,290   $ 107,981
                                                    ========   =========

Supplemental disclosures of cash flow information:


                                                       1994       1993
                                                       ____       ____

Cash paid during the period for:
  Interest                                          $  9,213   $  11,378
  Income taxes                                        27,999      60,851




The accompanying notes are an integral part of the consolidated financial statements.

               REEBOK INTERNATIONAL LTD. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - BASIS OF PRESENTATION
______________________________

  The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June
30, 1994 are not necessarily indicative of the results that may be expected for the year ended December 31, 1994. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on form 10-K for the year ended December 31, 1993.

               REEBOK INTERNATIONAL LTD. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             RESULTS OF OPERATIONS AND FINANCIAL CONDITION



  The following table shows the percentage which amounts in the Consolidated Statements of Income bear to net sales:

                                              Percentage of Net Sales
                                              _______________________

                                  Three Months Ended        Six Months Ended
                                       June 30,                 June 30,
                                  __________________        _________________
                                  1994        1993          1994        1993
                                  ____        ____          ____        ____


Net sales                        100.0%      100.0%        100.0%      100.0%
Other income (expense)             (.2)        -             (.1)        (.1)


                                 ______      ______        ______      ______

                                  99.8       100.0          99.9        99.9

Costs and expenses:
  Cost of sales                   60.4        59.3          60.5        59.4
  Selling, general and
   administrative expenses        28.2        29.3          27.1        27.3
  Amortization of intangibles       .1          .4            .1          .3
  Minority interest                 .1          .1            .2          .3
  Interest expense                  .5         1.1            .6          .8
  Interest income                  (.1)        (.3)          (.1)        (.2)
                                 ______      ______        ______      ______

                                  89.2        89.9          88.4        87.9
                                 ______      ______        ______      ______

Income before income taxes        10.6        10.1          11.5        12.0

Income taxes                       4.0         3.9           4.4         4.7
                                 ______      ______        ______      ______

Net income                         6.6%        6.2%          7.1%        7.3%
                                 ======      ======        ======      ======

                 REEBOK INTERNATIONAL LTD. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             RESULTS OF OPERATIONS AND FINANCIAL CONDITION




OPERATING RESULTS
_________________


Second Quarter 1994 Compared to Second Quarter 1993
__________________________________________________________

  Net sales for the quarter ended June 30, 1994 increased $119.1 million, 18.1% over the level reported for the second quarter of 1993. The Reebok Division's Worldwide sales were $661.6 million, an increase of 16.7% from $566.7 million in 1993. Reebok U.S. footwear sales increased 11.3% to $361.8 million from $325.0 million in 1993. The increase in Reebok Division's U.S. footwear sales is attributed to increases in the outdoor, classics, Preseason and walking categories, which were partially offset by decreases in the children's and men's fitness categories. The Reebok Division's U.S. apparel sales increased by 21.9% to $34.6 million from $28.4 million. The Reebok Division's international sales (including footwear and apparel) were $265.3 million in 1994, an increase of 24.4% from $213.3 million in 1993, primarily due to improved sales in most European countries except France and most of the rest of the world.

  Rockport sales increased by 19.9% to $75.4 million from $62.9 million in 1993. This increase is due to an increase in the number of pairs shipped. Avia sales increased by 41.7% to $39.8 million from $28.1 million in 1993. The increase in Avia's net sales is due to increases in both domestic and international net sales. The increase in net sales in the U.S. is due mainly to increases in the walking and cross training categories.

  The change in other expense from 1993's second quarter is due mainly to increased losses on foreign exchange transactions.

  The decrease in gross margin from 40.6% in 1993 to 39.6% in 1994 is due to lower margins in the Reebok Division's International business as a result of the poor economic conditions in certain countries. This decrease was partially offset by slightly increased margins in the Reebok Division's U.S. footwear business.

  Selling, general and administrative expenses decreased as a percent of sales from 29.3% in 1993 to 28.2% in 1994, primarily due to lower advertising spending in 1994's second quarter as a result of the Company's strategy of concentrating advertising for the first six months of 1994 in the February/March time period. This decreased advertising spending was slightly offset by increased investments in information systems. These investments are expected to continue over the next few years.

  Amortization of intangibles decreased due to the fact that many of the intangibles acquired upon the acquisition of Rockport in 1986 had a useful life of seven years or less.

  Minority interest represents the minority shareholder's proportionate share of the net income of the Company's Japanese and Spanish subsidiaries.

  Year-to-year earnings per share comparisons benefited from the share repurchase programs announced in July 1992 and July 1993. Weighted average common shares outstanding for the quarter ended June 30, 1994 declined to 84.4 million shares, compared to 89.4 million shares for the second quarter of 1993.


First Six Months 1994 Compared to First Six Months 1993
_______________________________________________________

  Net sales for the six months ended June 30, 1994, increased $151.3 million, 10.2% over the level reported for the first six months of 1993. The Reebok Division's worldwide sales were $1.406 billion, an increase of 9.2% from $1.287 billion in 1993. Reebok U.S. footwear sales increased 6.8% to $729.7 million from $683.0 million in 1993. The increase in Reebok Division's U.S. footwear sales is attributed to increases in the outdoor, classics, Preseason and walking categories offset by decreases in the children's and basketball categories. The Reebok Division's U.S. apparel sales increased by 15.8% to $69.0 million from $59.6 million in 1993. The Reebok Division's International sales (including footwear and apparel) were $606.8 million in 1994, an increase of 11.4% from $544.6 million in 1993, primarily due to increases in most European countries except France and most other parts of the world.

  Rockport sales increased by 11.8% to $146.6 million from $131.2 million in 1993. This increase is due to an increase in the number of pairs shipped. Avia sales increased by 27.0% to $81.9 million from $64.5 million in 1993. The increase in Avia's net sales is due to increases in both domestic and international net sales. The increase in net sales in the U.S. is due mainly to increases in the walking and cross training categories.

  The decrease in gross margin from 40.6% in 1993 to 39.5% in 1994 is due to lower margins in the Reebok Division's International business as a result of the poor economic conditions in certain countries. The decrease was partially offset by slightly increased margins in the Reebok Division's U.S. footwear business.

  Selling, general and administrative expenses decreased as a percent of sales from 27.3% in 1993 to 27.1% in 1994, primarily due to lower advertising spending in 1994. This decreased advertising spending was slightly offset by increased investments in information systems. These investments are expected to continue over the next few years.

  Amortization of intangibles decreased due to the fact that many of the intangibles acquired upon the acquisition of Rockport in 1986 had a useful life of seven years or less.

  Minority interest represents the minority shareholder's proportionate share of the net income of the Company's Japanese and Spanish subsidiaries.

  The effective tax rate decreased from 39.0% in 1993 to 38.0% in 1994 due to a change in the geographic mix of worldwide income partially offset by an increase in the U.S. federal tax rate.

  Year-to-year earnings per share comparisons benefited from the share repurchase programs announced in July 1992 and July 1993. Weighted average common shares outstanding for the six months ended June 30, 1994 declined to 84.9 million shares, compared to 90.2 million shares for the first six months of 1993.


LIQUIDITY AND SOURCES OF CAPITAL
________________________________

  The Company's financial position remains strong. Working capital increased by $108.2 million, or 15.6% from the same period a year ago. The current ratio at June 30, 1994 was 2.6 to 1, as compared to 2.8 to 1 at December 31, 1993 and 2.6 to 1 at June 30, 1993.

  Accounts receivable increased from June 30, 1993 by $64.2 million, or 12.8%, due to the increase in sales offset by a slight improvement in days sales outstanding. Inventory increased by $146.2 million from June 30, 1993, reflecting increases in all divisions, largely due to increased order levels. In addition, the increases in the Reebok Division as well as in Avia are partially due to an effort to more evenly load factory orders to reduce factory costs and improve on-time delivery.

  During the twelve months ended June 30, 1994, cash and cash equivalents decreased by $39.7 million, and outstanding borrowings increased by $47.8 million, while $134.2 million of common stock was repurchased. Cash provided by operations during 1994's first six months was $39.0 million. Cash generated from operations, together with the Company's financing sources, is expected to adequately finance all of the Company's current and planned cash requirements, including the remaining $85.9 million available in the Company's share repurchase program. By June 30, 1994, the Company had repurchased 10,139,900 shares at an average price of $30.98 since the share repurchase programs began in July 1992.













































                                  -12-
PAGE

                    PART II  -  OTHER INFORMATION



Item 1  -  Legal Proceedings

Reference is made to Item 3. Legal Proceedings in the Company's Annual Report on Form 10-K, dated February 15,
1994 for a description of Byron A. Donzis v. Reebok
International Ltd. et al., Stutz Motor Car of America, Inc.
v. Reebok International Ltd., and Marshall Verano v. Reebok
International Ltd.



Items 2  -  5

  Not applicable



Item 6

  (a)  Exhibits:

       11.  Statement Re Computation of Per Share Earnings

  (b)  Reports on Form 8-K:  There were no reports on Form 8-K filed during the quarter ended June 30, 1994.

                                 SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:   August 8, 1994




                                    REEBOK INTERNATIONAL LTD.

                              BY:  /s/ PAUL R. DUNCAN
                                   ___________________________________________
                                   Paul R. Duncan
                                   Executive Vice President and
                                   Chief Financial Officer