Form 10-Q
period 1994-09-30
REEBOK INTERNATIONAL LTD
filed 1994-11-10
CIK 770949

FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549


          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934


  For the quarterly period ended September 30, 1994

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

  Yes  (X)       No  (  )

  The number of shares outstanding of registrant's common stock, par value $.01 per share, at November 8, 1994, was 81,076,844 shares.





PAGE

REEBOK INTERNATIONAL LTD.


INDEX

PART I.    FINANCIAL INFORMATION:

Item 1     Financial Statements (Unaudited)

           Consolidated Balance Sheets - September 30, 1994 and
             1993, and December 31, 1993 . . . . . . . . . .  2-3

           Consolidated Statements of Income - Three and Nine
             Months ended September 30, 1994 and 1993. . . .    4

           Consolidated Statements of Cash Flows -
             Nine Months Ended September 30, 1994 and 1993 .  5-6

           Notes to Consolidated Financial Statements  . . .    7


Item 2

           Management's Discussion and Analysis of Results
             Of Operations and Financial Condition . . . . . 8-12


Part II.   OTHER INFORMATION:

Item 1     Legal Proceedings . . . . . . . . . . . . . . . .   13

Items 2-5  Not Applicable  . . . . . . . . . . . . . . . . .   13

Item 6     Exhibits and Reports on Form 8-K  . . . . . . . .   13

               REEBOK INTERNATIONAL LTD. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS


                                   September 30,     December 31,
                                 1994      1993*        1993
                            __________  __________   ___________

                                  (Amounts in thousands)

Current assets:
  Cash and cash equivalents $   97,038  $  123,100   $   79,347
  Accounts receivable, net
    of allowance for doubtful
    accounts (1994, $50,309;
    September 1993, $48,496;
    December 1993, $46,455)    644,781     555,422      457,399
  Inventory                    518,367     433,340      514,027
  Deferred income taxes         62,858      71,792       54,784
  Prepaid expenses              29,378      20,842       21,558
                            __________  __________   __________

    Total current assets     1,352,422   1,204,496    1,127,115
                            __________  __________   __________

Property and equipment, net    149,406     134,278      130,607

Non-current assets:
  Intangibles, net of
    amortization                97,226      96,012       94,262
  Deferred income taxes           -           -           1,250
  Other                         44,191      29,818       38,477
                            __________  __________   __________

                               141,417     125,830      133,989
                            __________  __________   __________

                            $1,643,245  $1,464,604   $1,391,711
                            ==========  ==========   ==========




*  Certain amounts have been reclassified to permit comparisons.









                                   -2-
PAGE

               REEBOK INTERNATIONAL LTD. AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEETS (Continued)

                                September 30,        December 31,
                                 1994      1993*        1993
                            __________  __________   __________

                         (Amounts in thousands,except share data)

Current liabilities:
  Notes payable to banks    $   73,585  $   37,259   $   23,852
  Current portion of
    long-term debt               3,508       3,341        3,009
  Accounts payable             154,193     156,056      138,188
  Accrued expenses             157,689     180,055      143,784
  Income taxes payable         127,567      87,183       81,240
  Dividends payable              6,137       6,423        6,285
                            __________  __________   __________
    Total current liabilities  522,679     470,317      396,358
                            __________  __________   __________
Long-term debt, net of
  current portion              134,863     133,966      134,207

Deferred income taxes             -             32         -

Minority interest               23,252      13,849       14,529

Commitments and contingencies

Stockholders' equity:
  Common stock, par value $.01;
   authorized 250,000,000 shares;
   issued 1994, 117,586,751;
   issued September 30, 1993,
   121,106,816;issued December
   31, 1993, 119,902,298         1,176       1,211        1,199
  Additional paid-in capital   185,326     303,103      266,890
  Retained earnings          1,381,097   1,153,773    1,198,190
  Less 36,210,902 shares in
    treasury at cost          (603,241)   (603,241)    (603,241)
  Unearned compensation         (2,746)       (392)      (3,276)
  Foreign currency translation
    adjustment                     839      (8,014)     (13,145)
                            __________  __________   __________
                               962,451     846,440      846,617
                            __________  __________   __________
                            $1,643,245  $1,464,604   $1,391,711
                            ==========  ==========   ==========

*  Certain amounts have been reclassified to permit comparisons.

The accompanying notes are an integral part of the consolidated financial statements.

                                   -3-
PAGE

                  REEBOK INTERNATIONAL LTD. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands except per share data)
                                  (Unaudited)

                               Three Months Ended         Nine Months Ended
                                 September 30,              September 30,
                               ____________________     ___________________
                                 1994        1993*       1994      1993*
                                 ____        ____        ____      ____
Net sales                     $ 937,148   $ 808,493  $2,571,267  $2,291,326
Other income (expense)            5,382          25       4,336        (901)
                              _________   _________  __________  __________

                                942,530     808,518   2,575,603   2,290,425
Costs and expenses:
  Cost of sales                 561,818     485,849   1,550,641   1,366,019
  Selling, general and
    administrative expenses     236,157     198,082     678,776     603,409
  Special charges                  -          8,449        -          8,449
  Amortization of intangibles       984       2,509       3,198       7,441
  Minority interest               3,627       2,829       7,308       6,889
  Interest expense                4,515       5,924      13,757      17,814
  Interest income                (1,111)     (1,142)     (2,999)     (3,832)
                              _________   _________  __________  __________

                                805,990     702,500   2,250,681   2,006,189
                              _________   _________  __________  __________

Income before income taxes      136,540     106,018     324,922     284,236

Income taxes                     51,885      42,085     123,470     111,506
                              _________   _________  __________  __________

Net income                    $  84,655   $  63,933  $  201,452  $  172,730
                              =========   =========  ==========  ==========

Net income per common share   $    1.01   $     .74  $     2.38  $     1.94
                              =========   =========  ==========  ==========

Dividends per common share    $    .075   $    .075  $      .225 $      .225
                              =========   =========  ==========  ==========
Weighted average common and
  common equivalent shares
  outstanding                    84,091      86,906      84,604      89,117
                              =========   =========  ==========  ==========

*  Certain amounts have been reclassified to permit comparisons.

The accompanying notes are an integral part of the consolidated financial statements.

                                     -4-
PAGE

                  REEBOK INTERNATIONAL LTD. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)


                                               Nine Months Ended
                                                 September 30,
                                               ________________
                                               1994        1993
                                               ____        ____
                                          (Amounts in thousands)

Cash flows from operating activities:
  Net income                              $  201,452  $  172,730
  Adjustments to reconcile net income
    to net cash provided by
    operating activities:
     Depreciation and amortization            24,931      19,895
     Amortization of intangibles               3,198       7,441
     Minority interest, net of dividends paid  8,083       4,333
     Amortization of unearned compensation       678         219
     Deferred income taxes                    (6,396)      1,978
     Special charges                             -         8,449
     Changes in operating assets and
      liabilities, exclusive of those arising
      from business acquisitions:
       Accounts receivable                  (166,813)   (136,164)
       Inventory                               9,588         450
       Prepaid expenses                       (7,239)      2,919
       Other                                 (10,757)    (19,672)
       Accounts payable                        4,975       9,615
       Accrued expenses                       13,006      47,199
       Income taxes payable                   43,935      (2,153)
                                          __________  __________
         Total adjustments                   (82,811)    (55,491)
                                          __________  __________

Net cash provided by operating activities    118,641     117,239
                                          __________  __________
Cash flows from investing activities:
  Payments to acquire property and
   equipment                                 (38,805)    (23,600)
  Proceeds from sale of businesses
   held for sale                                 -        36,500
                                          __________  __________

Net cash (used for) provided by investing
activities                                   (38,805)     12,900
                                          __________  __________




                                     -5-
PAGE

                  REEBOK INTERNATIONAL LTD. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                       Nine Months Ended
                                                         September 30,
                                                      ___________________
                                                       1994       1993
                                                       ____       ____
                                                   (amounts in thousands)
Cash flows from financing activities:
  Net borrowings of notes payable to banks            48,299     31,892
  Net borrowings (repayments) of long-term debt       (1,099)    16,050
  Proceeds from issuance of common stock to
    employees                                          6,193      5,220
  Dividends paid                                     (18,693)   (19,870)
  Repurchases of common stock                        (87,929)  (150,218)
                                                    ________   _________

Net cash used for financing activities               (53,229)  (116,926)
                                                    ________   _________


Effect of exchange rate changes on cash
  and cash equivalents                                (8,916)     4,501
                                                    ________   _________


Net increase in cash and cash equivalents             17,691     17,714
                                                    ________   _________


Cash and cash equivalents at beginning of period      79,347    105,386
                                                    ________   _________

Cash and cash equivalents at end of period          $ 97,038   $123,100
                                                    ========   =========

Supplemental disclosures of cash flow information:


                                                       1994       1993
                                                       ____       ____

Cash paid during the period for:
  Interest                                          $ 16,356   $ 20,014
  Income taxes                                        77,143    106,812


The accompanying notes are an integral part of the consolidated financial statements.

                                 -6-
PAGE

           REEBOK INTERNATIONAL LTD. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - BASIS OF PRESENTATION
______________________________

  The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1994 are not necessarily indicative of the results that may be expected for the year ended December 31, 1994. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on form 10-K for the year ended December 31, 1993.




























                                 -7-
PAGE

               REEBOK INTERNATIONAL LTD. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             RESULTS OF OPERATIONS AND FINANCIAL CONDITION


  The following table shows the percentage which amounts in the Consolidated Statements of Income bear to net sales:

                                              Percentage of Net Sales
                                              _______________________

                                  Three Months Ended        Nine Months Ended
                                     September 30,              September 30,
                                  __________________        _________________
                                  1994        1993          1994        1993
                                  ____        ____          ____        ____

Net sales                        100.0%      100.0%        100.0%      100.0%
Other income (expense)              .6         -              .1         (.0)
                                 ______      ______        ______      ______

                                 100.6       100.0          100.1      100.0

Costs and expenses:
  Cost of sales                   59.9        60.1          60.3        59.6
  Selling, general and
   administrative expenses        25.2        24.5          26.4        26.3
  Special charges                   -          1.0            -           .4
  Amortization of intangibles       .1          .3            .1          .4
  Minority interest                 .4          .4            .3          .3
  Interest expense                  .5          .7            .5          .8
  Interest income                  (.1)        (.1)          (.1)        (.2)
                                 ______      ______        ______      ______

                                  86.0        86.9          87.5        87.6
                                 ______      ______        ______      ______

Income before income taxes        14.6        13.1          12.6        12.4

Income taxes                       5.6         5.2           4.8         4.9
                                 ______      ______        ______      ______

Net income                         9.0%        7.9%          7.8%        7.5%
                                 ======      ======        ======      ======








                                  -8-
PAGE

               REEBOK INTERNATIONAL LTD. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             RESULTS OF OPERATIONS AND FINANCIAL CONDITION




OPERATING RESULTS

THIRD QUARTER 1994 COMPARED TO THIRD QUARTER 1993

  Net sales for the quarter ended September 30, 1994 increased by $128.7 million, 15.9% over the level reported for the third quarter of 1993. The Reebok Division's worldwide sales were $805.7 million, an increase of 17.1% from $687.9 million in 1993. The Reebok Division's U.S. footwear sales increased 16.6% to $385.2 million from $330.3 million in 1993. This increase is attributed primarily to increases in the outdoor, classics, Preseason and walking categories, which were partially offset by decreases in some other categories, particularly basketball. The Reebok Division's U.S. apparel sales increased by 22.7% to $43.1 million from $35.1 million in 1993. The Reebok Division's International sales (including both footwear and apparel) were $377.4 million in 1994, an increase of 17.1% from $322.4 million in 1993, due to increased sales in all countries except for the Netherlands. Changes in foreign exchange rates had a $12.1 million positive effect on the Reebok Division's International sales, or an increase of 3.2% compared with 1993.

  Rockport sales increased by 17.1% to $93.4 million from $79.8 million in 1993. This increase is due to an increase in the number of pairs shipped. Avia sales decreased by 7.0% to $38.0 million from $40.8 million in 1993. The decrease in Avia's sales is due to decreases in both domestic and international sales. The decrease in Avia's
U.S. sales is attributed primarily to decreases in the aerobics and cross training categories.

  Other income increased in the third quarter due mainly to increased income from partially-owned distributors recorded in 1994's third quarter.

  The increase in gross margin from 39.9% in 1993 to 40.1% in 1994 is mainly due to lower markdowns in the Reebok
Division's U.S. footwear business.

  Selling, general and administrative expenses increased as a percentage of sales from 24.5% in 1993 to 25.2% in 1994 partly due to the continuing increased investments in

                                -9-
PAGE
information systems, as well as higher distribution costs mainly associated with the opening of a new apparel facility in Memphis, Tennessee. The increased investments in information systems are expected to continue over the next few years.

  Net income in 1994 was higher than net income in 1993 partially as a result of an additional pre-tax special charge of $8.5 million recorded by the Company in the third quarter of 1993 related to the sales of Boston Whaler and Ellesse, which were completed during the third quarter of 1993. This special charge was in addition to charges previously recorded in December 1992, when the Company announced its intention to sell these businesses.

   Amortization of intangibles decreased due to the fact that many of the intangibles acquired upon the acquisition of Rockport in 1986 had a useful life of seven years or less.

  Minority interest represents the minority shareholders' proportionate share of the net income of the Company's
Japanese, Spanish and South African subsidiaries.

  The effective tax rate decreased from 39.7% in 1993 to 38.0% in 1994 due to a change in the geographic mix of worldwide income.

  Year-to-year earnings per share comparisons benefited from the share repurchase programs announced in July 1992 and July 1993. Weighted average common shares outstanding for the quarter ended September 30, 1994 declined to 84.1 million shares, compared to 86.9 million shares for the third quarter of 1993.

FIRST NINE MONTHS 1994 COMPARED TO FIRST NINE MONTHS 1993

  Net sales for the nine months ended September 30, 1994 increased by $280.0 million, 12.2% over the level reported for the first nine months of 1993. The Reebok Division's worldwide sales were $2.211 billion, an increase of 12.0% from $1.975 billion in 1993. The Reebok Division's U.S. footwear sales increased 10.0% to $1.115 billion from $1.013 billion in 1993. This increase is attributed primarily to increases in the outdoor, classics, Preseason and walking categories, which were partially offset by decreases in the children's and basketball categories. The Reebok Division's U.S. apparel sales increased by 18.4% to $112.1 million from




                                -10-
PAGE

$94.7 million in 1993. The Reebok Division's International sales (including both footwear and apparel) were $984.2 million in 1994, an increase of 13.5% from $867.0 million in 1993, primarily due to increased sales in all countries except for France and the Netherlands.

  Rockport sales increased by 13.8% to $240.1 million from $210.9 million in 1993. This increase is due to an increase in the number of pairs shipped. Avia sales increased by 13.9% to $119.9 million from $105.3 million in 1993. The increase in Avia's sales is due to both increases in domestic and international sales. The increase in Avia's U.S. sales is due to increases in the walking and cross training categories.

  Other income increased in the third quarter due mainly to increased income from partially-owned distributors recorded in 1994's third quarter.

  The decrease in gross margin from 40.4% in 1993 to 39.7% in 1994 is due to lower margins in the Reebok Division's
International business. The decrease was partially offset by slightly increased margins in the Reebok Division's U.S.
footwear business.

  Selling, general and administrative expenses increased as a percentage of sales from 26.3% in 1993 to 26.4% in 1994 partly due to the continuing increased investments in information systems as well as higher distribution costs mainly associated with the opening of a new apparel facility in Memphis, Tennessee. The increased investments in information systems are expected to continue over the next few years.

  Net income in 1994 was higher than net income in 1993 partially as a result of an additional pre-tax special charge of $8.5 million related to the completion of the sales of Boston Whaler and Ellesse, which were completed during the third quarter of 1993. This special charge was in addition to charges previously recorded in December 1992, when the Company announced its intention to sell these businesses.

   Amortization of intangibles decreased due to the fact that many of the intangibles acquired upon the acquisition of Rockport in 1986 had a useful life of seven years or less.

      Minority interest represents the minority shareholders' proportionate share of the net income of the Company's Japanese, Spanish and South African subsidiaries.


                                -11-
PAGE

  The effective tax rate decreased from 39.2% in 1993 to 38.0% in 1994 due to a change in the geographic mix of worldwide income.

  Year-to-year earnings per share comparisons benefited from the share repurchase programs announced in July 1992 and July 1993. Weighted average common shares outstanding for the nine months ended September 30, 1994 declined to
84.6 million shares, compared to 89.1 million shares for the first nine months of 1993.

LIQUIDITY AND SOURCES OF CAPITAL

  The Company's financial position remains strong.  Working
capital increased by $95.6 million, or 13.0% from the same
period a year ago.  The current ratio at   September 30,
1994 was 2.6 to 1, as compared to 2.8 to 1 at December 31, 1993 and 2.6 to 1 at September 30, 1993.

  Accounts receivable increased from September 30, 1993 by $89.4 million, or 16.1%, which is in line with the sales increase for the third quarter of 1994. Inventory increased by $85.0 million from September 30, 1993, reflecting increases in all divisions, largely due to increased order levels.

  On November 1, 1994, the Company replaced its existing $175 million credit agreement with a $200 million credit agreement which expires on October 31, 1995 and a $100 million loan agreement which expires on October 31, 1999.

  During the twelve months ended September 30, 1994, cash and cash equivalents decreased by $26.1 million, and outstanding borrowings increased by $37.4 million, while $131.8 million of common stock was repurchased. Cash generated from operations during 1994's first nine months was $118.6 million. Cash generated from operations, together with the Company's presently available financing sources, is expected to adequately finance the Company's current and planned cash requirements, including the remaining $247.8 million in share repurchases authorized by the Board of Directors. This includes the authorization by the Board of Directors on October 4, 1994 of the repurchase of an additional $200 million in Reebok common stock. By September 30, 1994, the Company had repurchased 11,195,700 shares at an average price of $31.46 since the share repurchase programs began in July 1992.




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

  Not applicable



Item 6

  (a)  Exhibits:

       10.1 $200,000,000 Credit Agreement and $100,000,000 Loan
            Agreement, each dated as of November 1, 1994, among the Company, the Lenders named therein and Credit Suisse as Administrative Agent and
            Arranger.

       11.  Statement Re Computation of Per Share Earnings

       27.  Financial Data Schedule

  (b)  Reports on Form 8-K:  There were no reports on Form 8-K filed during the quarter ended September 30, 1994.















                                  -13-
PAGE

                               SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:   November 8, 1994




                                    REEBOK INTERNATIONAL LTD.

                              BY:   /s/ PAUL R. DUNCAN
                                    _____________________________
                                    Paul R. Duncan
                                    Executive Vice President and
                                    Chief Financial Officer
































                                  -14-
PAGE