Form 10-K405
REEBOK INTERNATIONAL LTD
filed 1995-03-30
CIK 770949

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1994 Commission File
Number 1-9340

                         REEBOK INTERNATIONAL LTD.
          (Exact name of registrant as specified in its charter)

      MASSACHUSETTS                                04-2678061
(State or other jurisdiction of                 (IRS Employer
incorporation or organization)                Identification No.)

100 Technology Center Drive, Stoughton, Massachusetts     02072
(Address of principal executive offices)               (zip code)

Registrant's telephone number, including area code:  (617)
341-5000

Securities registered pursuant to Section 12(b) of the Act:

     Title of                             Name of each exchange
     each class                           on which registered
     __________                           _____________________

Common Stock, par value, $.01 per share   New York Stock Exchange
Common Stock Purchase Rights              New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past
90 days.  Yes __X__   No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 20, 1995, the aggregate market value of the registrant's voting stock held by non-affiliates of the registrant was approximately $2,426,145,742.

As of March 20, 1995, 80,455,789 shares of the registrant's
Common Stock were outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE

     Definitive Proxy Statement dated March 30, 1995 for the
Annual Meeting of Shareholders to be held on May 2, 1995 (certain parts as indicated herein in Part III).

                                  PART I

Item 1.   Business.

     Reebok International Ltd., a Massachusetts corporation organized on July 26, 1979, engages primarily in the design and marketing of sports and fitness products, including footwear and apparel, as well as the design and marketing of footwear and apparel for non-athletic "casual" use. The Company has two major business groups: the Reebok Division, which is primarily responsible for the Company's REEBOK brand, and the Specialty Business Group, which is responsible for the Company's other major brands and non-athletic products, including Boks (R) casual footwear, the GREG NORMAN brand, the Company's subsidiaries, AVIA Group International, Inc. ("Avia") and The Rockport Company, Inc. ("Rockport"), as well as REEBOK golf products and Reebok's retail operations. (Reebok International Ltd. is referred to herein, together with its subsidiaries, as "Reebok" or the "Company" unless the context requires otherwise.)

     During calendar year 1994, net income for the Company increased by 13.9% to $254.5 million, or $3.02 per share, from $223.4 million, or $2.53 per share, for the year ended December 31, 1993, while net sales increased by 13.4%, from $2.894 billion to $3.280 billion. Net income in 1993 was affected by after-tax charges totaling $7.0 million which were taken in the third quarter of 1993 in connection with the sales by the Company of two of its subsidiaries, Boston Whaler, Inc. and Ellesse U.S.A., Inc.

     On October 4, 1994, the Company's Board of Directors authorized the repurchase of up to $200 million in Reebok common stock in open market or privately negotiated transactions. This authorization was in addition to the $200 million share repurchase programs announced in July, 1992 and July, 1993, pursuant to which the Company has repurchased 12,459,300 shares at an aggregate price of approximately $399.2 million through March 20, 1995. This new repurchase will be added to the authorization remaining for the 1993 program, leaving approximately $200.8 million authorized for future purchases as of March 20, 1995.

     The following is a discussion of the business of each of the Company's operating units.

REEBOK DIVISION

     The Reebok Division is responsible for designing, producing and marketing sports and fitness footwear, apparel and accessories that combine the attributes of athletic performance along with style, including footwear for basketball, running, soccer, tennis, track and field, volleyball, football, baseball, aerobics, cross training and walking activities, as well as athletic apparel and accessories. The Division also produces authentic outdoor performance footwear under the REEBOK brand to appeal to outdoor enthusiasts as well as to young people. In addition, the Division produces children's footwear sold under the REEBOK brand, a collection of footwear for infants and toddlers sold under the WEEBOK brand, and WEEBOK (R) apparel and accessories which are produced and sold through a licensee. The Division has recently expanded its product scope through the development and marketing of related sports and fitness products, such as sports and fitness videos, programming and equipment. Additionally, to enhance brand awareness and gain credibility for its technologies, the Company has a strategic licensing program pursuant to which the Company's technologies and/or trademarks are licensed to third parties for sporting goods and related products.

     The Reebok Division has targeted as its primary customer base athletes and others who believe that technical and other performance features are the critical attributes of athletic footwear and apparel. As part of its commitment to offer leading athletic footwear technologies, the Division engages in product research, development and design activities in the Company's Stoughton, Massachusetts headquarters and in its various Far East offices.

Technology

     Reebok continued to place a strong emphasis on technology in 1994, highlighted by further development of THE PUMP (TM) inflatable technology, an integrated system of one or more inflatable chambers that are adjustable to help provide custom fit and support in footwear and other products, and its evolution to the INSTAPUMP (TM) technology. INSTAPUMP inflatable technology from Reebok brings the features and benefits of THE PUMP technology to lightweight performance shoes through use of an INSTAPUMP inflator containing a carbon dioxide cartridge used to inflate the chambers instantly. In 1994, cleated shoes incorporating INSTAPUMP technology were worn by Reebok athletes in the Super Bowl and basketball shoes incorporating INSTAPUMP technology were worn by Reebok endorser Shaquille O'Neal of the Orlando Magic and by other professional and collegiate basketball players. Basketball and tennis shoes incorporating INSTAPUMP technology were first available at retail stores in Spring 1994. Running shoes incorporating INSTAPUMP technology were available at retail in Fall 1994.

     In 1994, Reebok continued its emphasis on HEXALITE (R) technology and the exclusively licensed DYNAMIC CUSHIONING (R) technology. The HEXALITE technology, introduced by Reebok in 1989, is a lightweight, flexible, compressible and resilient honeycomb structure designed to provide lightweight cushioning as a midsole component. The DYNAMIC CUSHIONING system utilizes compressible rearfoot and forefoot chambers formed in the outsole connected by an air transmission duct to provide cushioning. Reebok recently introduced the DynaMaX (TM) technology system, an enhanced development of the DYNAMIC CUSHIONING technology, which utilizes a dynamic air flow system in the midsole to provide heel and forefoot cushioning and comfort. Footwear for the walking category which incorporates DynaMaX (TM) technology is expected to be introduced at retail in Fall 1995. In 1994, the Company also continued its emphasis on GRAPHLITE (R) technology, a lightweight, high strength composite material in the midsole and outsole used to create a lightweight shoe that does not sacrifice stability or strength.

Marketing and Promotional Activities

     The Reebok Division devotes substantial resources to advertising its products to a variety of audiences through television, radio and print media. A substantial advertising program was pursued in 1994 with advertisements directed toward both the trade and the ultimate consumer of REEBOK products. The major advertising campaigns in 1994 included the Shoot/Slam/Pass campaign which featured Shaquille O'Neal of the Orlando Magic, which was aimed at enhancing the Company's performance image in basketball and promoting its signature line of SHAQ (TM) basketball shoes and apparel, a campaign featuring Shawn Kemp which promoted The Kamikaze (TM) shoe, a PRESEASON campaign featuring Reebok endorsers Frank Thomas and Emmitt Smith which was aimed at promoting Reebok's PRESEASON (R) footwear, the "One World" campaign featuring several of the Company's international soccer endorsers for the 1994 World Cup soccer games, and the "Reebok Believes in the Athlete in All of Us" campaign featuring Olympic figure skater Nancy Kerrigan, Olympic track and field star Sandra Farmer-Patrick and U.S. National soccer team player Julie Foudy.

     Substantial and increased resources were devoted to promotional activities in 1994, including endorsement agreements with athletes, teams, leagues and sports federations, event sponsorships, in-store promotions and point-of-sale materials. The Division continued its strategic push into the sports market, gaining increased visibility on playing fields and sports arenas worldwide through endorsement arrangements with such athletes as Shaquille O'Neal, with whom Reebok introduced a major signature line of footwear, apparel and accessories featuring his distinctive logo. Other endorsements in basketball come from professional players such as Dominique Wilkins, Kenny Anderson, Shawn Kemp, Dee Brown, Steve Smith and Muggsy Bogues. In addition, Reebok signed an endorsement agreement with Glenn Robinson in 1995.

     To promote the sale of its cross training footwear, Reebok used endorsements by prominent athletes such as Emmitt Smith and Frank Thomas. To promote its cleated baseball and football shoes, the Company signed endorsement contracts with several hundred Major League Baseball and National Football League players, including numerous players in both the 1994 and 1995 Super Bowl games.

     In January, 1995, Reebok entered into a major multi-year agreement with National Football League Properties under which Reebok has been designated a "Pro Line" licensee for the U.S. and international markets with the right to produce and market sideline apparel bearing NFL team logos. REEBOK NFL Pro Line apparel is expected to be available at retail stores beginning in Fall 1995. In addition, pursuant to this agreement, beginning next season, the coaching staff and players of the San Francisco 49ers, Detroit Lions, Seattle Seahawks, and New Orleans Saints will wear REEBOK (R) sideline apparel and Reebok will produce uniforms for the Detroit Lions. This agreement compliments the other agreements which Reebok has with the NFL and NFL Properties, including its agreement with the NFL under which Reebok is one of only three official athletic footwear licensees and has the right to have up to ten players on each team during each game wear REEBOK footwear displaying the Company's logos and to use NFL uniforms and logos in its advertising and promotions. Reebok also entered into an agreement in 1994 with NFL Properties which permitted it to place INSTAPUMP (TM) inflation stations on the sidelines during the 1994 and 1995 Super Bowl games. This agreement provides for Reebok to be one of three league-wide sponsors, and the exclusive apparel supplier, of the World Football League, which will include six European football teams that will begin play in Spring 1995.

     In soccer, Reebok has endorsement contracts with Ryan Giggs of Manchester United, Dennis Bergkamp of Inter-Milan and the Dutch national team which competed in the 1994 World Cup, Jurgen Klinsmann of the Tottenham Hotspurs and Gabriel Batistuta of Argentina. Tennis promotions included teaching programs for inner-city youth and endorsement contracts with well-known professionals including Michael Stich, Michael Chang, Todd Martin, Pat Rafter, Arantxa Sanchez-Vicario and Malivai Washington. Promotional efforts in running included endorsement contracts with such well-known runners as Moses Kiptanui, Elena Meyers, Sonia O'Sullivan, Arturo Barrios, Sandra Farmer-Patrick and Suzy Hamilton.

     The Division also continued its promotional efforts in the fitness area. Reebok fitness products and programming are featured on the Cable Health Network, a new 24-hour cable network, pursuant to a programming agreement. Aerobic promotional activities in 1994 focused on the STEP REEBOK (R) Program, a step training workout that is performed on an adjustable platform, and endorsements by aerobics experts, such as Denise Austin and Gin Miller. In addition, in 1994 Reebok continued to promote the SLIDE REEBOK (TM) lateral motion training device, which provides a lateral motion training workout, through endorsements by decathlete Dave Johnson and figure skater Nancy Kerrigan. In the walking category, the Company promoted its BODYWALK (SM) and WALK REEBOK (SM) fitness programs.

     To gain further visibility for the REEBOK brand, Reebok has entered into a number of sponsorships. Reebok is the official footwear and apparel sponsor of the Russian Olympic Committee and the approximately 25 individual associated Russian sport federations through 1996. The Company also has agreements under which it is the official athletic footwear and activewear sponsor of the International Amateur Athletic Federation through 1995, the official sponsor, through 1995, of the International Ice Hockey Federation and the International Triathlon Union, the official athletic footwear and apparel sponsor of the U.S. Gymnastics Federation, the official activewear and apparel sponsor of the Brazil and Ecuador soccer federations through 1995 and the Uruguay soccer federation through 1998, and the official sponsor of the U.K., French and German national soccer teams. In addition, Reebok was a worldwide sponsor of the 1994 Goodwill Games.

     Reebok also had a major presence in the 1994 Winter Olympic games with Reebok endorsers such as Nancy Kerrigan and its sponsorship of the Russian Olympic Committee. In addition, players for the 12 national ice hockey teams competing in the Olympics wore REEBOK ice hockey uniforms. In 1994, Reebok signed an agreement with the National Broadcasting Corporation under which it will be an official sponsor of NBC's broadcast of the 1996 Summer Olympic games in Atlanta. In addition, Reebok has signed sponsorship agreements with the National Olympic Committees of Jamaica, Poland, Ireland, Brazil, Russia, New Zealand, and South Africa and the track and field federations of China, Holland and Sweden, which will give it a major presence at the 1996 Summer Olympic games.

U.S. Operations

     The Reebok Division's U.S. operations unit is responsible for all footwear and apparel products sold in the United States by the Division. Sales of footwear in the United States (including sales of REEBOK outdoor products, golf footwear products and Boks (R) footwear) totalled approximately $1.410 billion in 1994, compared to $1.271 billion in 1993. REEBOK brand apparel sales in the U.S. in 1994 totalled approximately $150.1 million, compared to approximately $125.4 million in 1993.

     In the U.S., the Reebok Division principally uses an employee sales force for its product lines. The U.S. national sales staff and locally based sales employees are supported by field service representatives employed by Reebok who travel to assist in retail merchandising efforts and provide information to consumers and retailers regarding the features of the Company's products. There are also a number of promotional personnel who coordinate events and promotions at a "grass roots" level to help enhance the image of the REEBOK brand.

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

International Operations

     The Reebok Division's international sales are coordinated from headquarters located in London, England which is where the Reebok Division's regional operations responsible for Western and Eastern Europe, the Middle East, Africa and India are also located. There are additional regional offices in Hong Kong, which is responsible for Far East operations, and in Santiago, Chile, which is responsible for Latin American operations. The Canadian operations of the Division are managed through a wholly owned subsidiary headquartered outside of Toronto, Canada. The Division markets REEBOK products internationally through wholly owned subsidiaries in Austria, Belgium, Canada, France, Germany, The Netherlands, Italy, Poland, Russia, Switzerland and the United Kingdom and majority owned subsidiaries in Japan, China, South Korea, Spain and South Africa. Acquisition of the Belgian distributor took place as of January 1994. Acquisition of a controlling interest in the South Korean distributor took place in June 1994. Acquisition of the Swiss distributor took place in November 1994. In December 1994, Reebok formed a wholly owned Polish subsidiary to act as its distributor in Poland. In November 1994, Reebok's majority owned joint venture commenced operations in the People's Republic of China. In addition, Reebok is in the process of establishing a majority owned subsidiary in India to distribute its products in that country; the Indian distributor is expected to commence operations in late 1995. In January 1995, the Company sold its interest in its Chile distributor, although the Company continues to distribute its products through this distributor. REEBOK products are also marketed internationally through 29 independent distributors and minority owned joint ventures. The Company or its wholly owned U.K. subsidiary holds partial ownership interests in 11 of these international distributors, with its percentage of ownership ranging from 20 to 35 percent. Through this international distribution network products bearing the REEBOK brand are actively marketed internationally in approximately 120 countries and territories. The Division's International operations unit also has small design staffs which assist in the design of REEBOK footwear and apparel.

     In 1994, Reebok re-entered the South African market through a distributor which Reebok owns in partnership with a local group of South Africans, who hold a minority equity interest. Reebok's South African distributor has pledged to contribute 6% of its pre-tax earnings to local charities for community activities.

     During 1994, the contribution of the Division's International operations unit to overall sales of REEBOK products (including REEBOK outdoor products, golf products and the Boks casual line) increased to $1.253 billion from $1.083 billion in 1993 due to Reebok's increased market share in a growing world market for athletic and casual footwear and apparel. These sales figures do not, however, reflect the full wholesale value of all REEBOK products sold outside the United States in 1994 because some of the Division's distributors are not subsidiaries and thus their sales to retailers are not included in the calculation of the Division's international sales. If the full wholesale value of all international sales of REEBOK products are included, total sales of REEBOK products outside the United States represent approximately $1.536 billion in wholesale value, consisting of approximately 37 million pairs of shoes totalling approximately $1.196 billion in wholesale value of footwear sold outside the United States in 1994 (compared with approximately 33 million pairs totalling approximately $1.08 billion in 1993) and approximately $340 million in wholesale value of REEBOK apparel sold outside the United States in 1994 (compared with approximately $278 million in 1993).

SPECIALTY BUSINESS GROUP

     The Company established the Specialty Business Group to provide a focus for the Company's other major brands and non-athletic products and to pursue more aggressively markets outside Reebok's primary focus. The Specialty Business Group includes the ROCKPORT brand, the Boks (R) casual footwear line, the GREG NORMAN brand, as well as the Company's Avia subsidiary. The Group is also responsible for the Company's golf products and its retail operations.

Boks (R) Products

     The Boks (R) line of casual footwear combines the Company's athletic heritage with fashionable styling and a comfortable fit. It is designed to appeal to the younger generation and to compete in the non-athletic footwear market. The Boks line is sold predominantly through department stores, shoe stores and specialty stores. Boks footwear products are sold principally through an employee sales force.

GREG NORMAN Brand

     The Company also produces a collection of footwear and apparel marketed under the GREG NORMAN (TM) name and logo, as well as a REEBOK line of golf products. Golf products are distributed principally at on-course pro-shops, golf specialty stores and certain department and sporting goods stores and are sold principally by independent sales representatives.

Rockport

     The Company's Rockport subsidiary, headquartered in Marlboro, Massachusetts, designs, develops and markets lightweight and comfortable casual, dress, outdoor performance and fitness walking shoes for men and women. Rockport has been a leader in the development of biomechanically designed shoes that are structured specifically for the walking motion of the foot.

     Net sales of ROCKPORT products increased by approximately
$31.8 million in 1994, to $314.5 million from $282.7 million in 1993. In 1994, Rockport focused on the growth of its woman's casual footwear business.

     Rockport markets its products to authorized retailers throughout the United States through a locally based employee sales staff. Internationally, Rockport markets its products through over 20 locally based distributors in approximately 26 foreign countries and territories. A majority of the international distributors are either subsidiaries of the Company or joint venture partners or independent distributors which also sell REEBOK brand products.

     Rockport distributes its products predominantly through selected higher-quality national and local shoe store chains, department stores, independent shoe stores, specialty clothing stores and outdoor outfitters, emphasizing retailers that provide substantial point-of- sale assistance and carry a full product line. Rockport also has a concept store at Quincy Market in Boston. Rockport has not pursued mass merchandisers or discount outlets for the distribution of its products.

     Traditionally, Rockport's marketing has emphasized the comfort, design, and performance aspects of its footwear. Its marketing activities include advertising and public relations, sales training clinics, technical brochures and a variety of promotional activities at the retail level, as well as sponsorship of walking events and educational and medical programs on walking. Rockport's marketing efforts in 1994 focused on increasing consumer awareness of the performance aspects of the ROCKPORT product line through its sponsorship of the 1993/1994 Whitbread Round the World Race and the Leadville Trail 100, a one hundred mile marathon race run at approximately two miles above sea level.

Avia

     Avia designs, develops and markets athletic footwear and apparel under the AVIA (R) brand. Net sales for Avia increased from $131.0 million in 1993 to $152.6 million in 1994. Avia has focused its marketing efforts and resources on consumers who seek performance products in the categories of aerobics, cross training, tennis, basketball, outdoor, running and walking. In 1994, the TINLEY (TM) brand was transferred from Reebok to Avia. Avia regards the TINLEY brand as a key part of its enhanced apparel offerings. Avia now markets and sells activewear for men and women and technical apparel and bodywear for women under the AVIA brand and its technical apparel for men under the TINLEY brand.

     Avia continues to use its F M (R) technology, introduced in 1992, which is designed to provide cushioning and increase comfort. In 1995, Avia will introduce its Advanced Cantilever System (ACS), designed to improve cushioning and stability, which was developed as a significant update on Avia's patented CANTILEVER (R) sole. Avia conducts ongoing research activities at its research, design and development facility in Beaverton, Oregon, the site of Avia's corporate headquarters. The Company believes that Avia's technical capabilities have been, and will continue to be, important to its success.

     In 1994, Avia altered certain of its international distribution arrangements. Avia dissolved its wholly owned subsidiaries in the United Kingdom and Germany, through which it previously distributed its products, and now distributes its products in those countries through wholly owned subsidiaries of the Company. In addition, in 1994, Avia began distribution of its products in Australia through the Company's distributor in this market. In Spain, Portugal, and France, Avia distributes its products through a joint venture with the local distributor. In other international markets, Avia distributes its products through a network of independent distributors. Avia's distribution arrangements with independent distributors cover approximately 50 foreign countries and territories.

     Avia's principal retail accounts are specialty athletic footwear stores, general sporting goods stores, shoe stores and department stores. Avia seeks to ensure that its products are distributed only to those retailers that reflect the high quality and performance image of its footwear. Avia operates a number of factory direct retail stores and plans to open additional stores in 1995.

     Avia believes that purchasers of its products combine sports and fitness participation into their daily lives and value functionality and performance as key product features. Avia's new marketing campaign "Real Stuff for Real People" is aimed at reaching these consumers. Avia's new marketing efforts include advertising on radio and in print and other media, national and local retail and event promotions, point-of-purchase displays and product endorsements by leading athletes. Avia also widely distributes sample products and product literature to key sports and fitness participants, including coaches, instructors and prominent athletes.

Retail Stores and Other Properties

     The Company operates over 50 factory direct stores which sell footwear, apparel and accessories bearing the REEBOK, WEEBOK, Boks, GREG NORMAN and ROCKPORT trademarks. The Company intends to continue to open additional factory direct stores, although its policy is to locate and operate these retail outlets in such a way as to minimize disruption to its normal channels of distribution.

     The Company also has REEBOK (R) "concept" stores located in Boston, Massachusetts, in Santa Monica, California, and in New York City. The Company envisions its concept stores as a model for innovative retailing of its products and as a potential proving ground for testing new products and marketing/merchandising techniques. The stores sell a wide selection of current, in-line REEBOK (R), WEEBOK (R), Boks (R) and GREG NORMAN (TM) footwear and apparel. Internationally, there are a number of REEBOK retail stores owned by the Company, its subsidiaries or its independent distributors. The Company opened a retail store in Moscow, Russia in Spring 1993 and in St. Petersburg, Russia in February 1994. In addition, Reebok opened a retail store in Johannesburg, South Africa in June 1994 in connection with its re-entry into that market. Reebok dedicated retail shops are expected to be an important means of launching the brand in new markets such as China and India and in other international markets.

     Avia and Rockport also operate retail stores. See discussion of those companies above.

     In 1992, Reebok entered into a partnership to develop and build a REEBOK (SM) sports and fitness complex in New York City. The sports and fitness club will feature a wide array of fitness equipment, facilities and services in a luxurious atmosphere. The club will utilize approximately 125,000 square feet and will occupy 5 floors of the new Lincoln Square project. A REEBOK (R) concept store will also be located in the building. The club is scheduled for completion in 1995.

LICENSING AND EQUIPMENT

     The Company has continued to expand its strategic trademark and technology licensing programs begun in 1991. These programs are designed to pursue opportunities for licensing the Company's trademarks, patents and other intellectual property to third parties for sporting goods and related products. The licensing programs are focused on enhancing the reputation of the Company's brands and technologies, advancing their growth and introducing them into selective new markets. The Company has pursued strategic alliances with licensees who Reebok believes are leaders and innovators in their product categories and who share Reebok's commitment to offering superior, innovative products. The Company believes that its licensing programs reinforce Reebok's reputation as a market leader.

     In 1994, the Company's licensee, Sport Maska, Inc. continued sales of CCM ice hockey and in-line skates with INSTAPUMP (TM) technology, and the Company's licensee, Bell Sports, continued sales of its line of bicycle helmets using THE PUMP (TM) technology.

     Pursuant to the Company's trademark licensing program, Champion Glove Manufacturing Co., Inc. established a separate division called Reebok Athletic Glove, which designs, manufactures and markets a full line of athletic gloves, including baseball batting gloves, football gloves, running gloves, court/racquetball gloves, fitness/weightlifting gloves, cycling gloves, and soccer goalkeeper gloves, all featuring the REEBOK trademark and Reebok's Performance Logo. In 1994, the Company's licensees, Sun Sport Optics, Inc. and the Renaissance Group, began selling a collection of REEBOK (R) sports performance sunglasses. In addition, basketballs with the BLACKTOP (R) and ABOVE THE RIM (R) trademarks were sold by Sports by Design and a line of gymnastic apparel based on the uniforms worn by the U.S. Gymnastic team was sold under the REEBOK trademark by Tighe Industries.

     In 1994, the Company also licensed the REEBOK trademark to Polygram International who, together with Reebok, will produce, market and sell a line of REEBOK (R) fitness videos.

     In the equipment area, the Company continued sales of its STEP REEBOK (R) platform and SLIDE REEBOK (TM) lateral motion training device.

     The Company also licensed its WEEBOK (R) trademark in 1994 to the Haddad Organization for infant and toddler apparel and accessories and to Baby Optics for a line of infant and toddler sunglasses.

MANUFACTURING

     Virtually all of the Company's products are produced by independent manufacturers, almost all of which are outside the United States, except that some of the Company's apparel and some of the component parts used in the Company's footwear are sourced in the United States. Each of the Company's operating units generally contracts with its manufacturers on a purchase order basis, subject in most cases to the terms of a formal manufacturing agreement between the Company and such manufacturers. All contract manufacturing is performed in accordance with detailed specifications furnished by the operating unit, subject to strict quality control standards, with a right to reject products that do not meet specifications. To date, the Company has not encountered any significant problem with product rejection or customer returns. The Company generally considers its relationships with its contract manufacturers to be good.

Footwear and Apparel

     In 1994, the Company continued to place increased levels of production in China and Indonesia. China, Indonesia, Thailand and South Korea were the Company's primary sources for such footwear, accounting for approximately 29%, 28%, 14%, and 9%, respectively, of the Company's total footwear production during 1994. The Company's largest manufacturer, which has several factory locations, accounted for approximately 6% of the Company's total footwear production in 1994.

     Reebok's wholly-owned Hong Kong subsidiary, and a network of related parties in China, Indonesia, Thailand, Taiwan, South Korea and the Philippines, provide quality assurance, quality control, and inspection services with respect to footwear purchased by the Reebok Division's U.S. and International operations. In addition, this network of related parties inspect certain components and materials purchased by unrelated manufacturers for use in footwear production. The network of related parties also facilitates the shipment of footwear from the shipping point to point of destination, as well as arranging for the issuance to the unrelated footwear manufacturers of letters of credit, which are the primary means used to pay manufacturers for finished products. The Company's apparel group utilizes the services of independent third parties, as well as the Company's Hong Kong subsidiary and its network of related parties in the Far East, to assist in the placement, inspection and shipment of apparel and accessories orders internationally. Production of apparel in the United States is through independent contractors which are retained and managed by the Company's apparel group. Avia utilizes the services of an independent buying agent to assist in the placement, inspection and shipment of footwear orders in South Korea. ROCKPORT products are produced by independent contractors which are retained and managed through country managers employed by Rockport. The remainder of the Company's order placement, quality control and inspection work abroad is handled by a combination of employees and independent contractors in the various countries in which its products are made.

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

     The footwear products of the Company that are manufactured overseas and shipped to the United States for sale are subject to U.S. Customs duties. Duties on the footwear products imported by the Company range from 6% to 37.5% (plus a unit charge in some cases of 90 cents), depending on whether the principal component is leather or some other material and on the construction. The Company and its subsidiaries are in discussions with the U.S. Customs Service and certain foreign customs services about customs duty for certain past importations. However, the Company does not expect to incur any material additional liability as a consequence of any such discussions.

     As with its international sales operations, the Company's footwear and apparel production operations are subject to the usual risks of doing business abroad, such as import duties, quotas and other threats to free trade, foreign currency fluctuations and restrictions, labor unrest and political instability. See "TRADE POLICY" below. The Company believes that it has the ability to develop, over time, adequate substitute sources of supply for the products obtained from present foreign suppliers. If, however, events should prevent the Company from acquiring products from its suppliers in Indonesia, China or Thailand, or significantly increase the cost to the Company of such products, the Company's operations could be seriously disrupted until alternative suppliers were found, with a significant negative financial impact.

TRADE POLICY

     For several years, imports from China to the U.S., including footwear, have been threatened with higher tariff rates, either through statutory action or intervention by the Executive Branch, due to concern over China's trade policies, human rights, and foreign weapons sales practices. In February 1995, the U.S. threatened substantially higher duty rates on a broad list of imports from China as a result of China's trade policies. However, this issue has been resolved and such duties were not imposed.

     The European Union ("EU") imposed import quotas on footwear from China in 1994. The effect of such quota scheme on Reebok has not been significant because only a small portion of REEBOK footwear sold in the EU is produced in China and because Reebok has taken steps to prepare for imposition of such quotas. Moreover, the quota scheme provides an exemption for certain higher-priced special technology athletic footwear, which is available for most REEBOK and AVIA products. In 1995, this quota scheme is expected to continue, but with an expanded exemption which will allow continued supply of the European market.

     The EU initiated a dumping case during 1995 against footwear from China, Indonesia and Thailand. However, a broad exception for athletic footwear has been incorporated in such action significantly reducing the potential exposure to the Company. Nevertheless, if dumping duties are imposed, certain of the Company's product lines could be affected adversely, although it does not believe that its products will be more severely restricted than those of its major competitors. Moreover, any such duties are unlikely to be imposed before the second quarter of 1996.

     Various other countries have taken steps to restrict footwear imports, which actions affect the Company as well as other footwear importers. Although such actions have in some cases had an adverse effect on the Company's sales in such countries, they have not had a material adverse effect on the Company as a whole.

PRINCIPAL PRODUCTS

     Sales of the following categories of products contributed more than 10% to the Company's total consolidated revenue in the years indicated: 1994, footwear (approximately 88%) and apparel (approximately 12%); 1993, footwear (approximately 88%) and apparel (approximately 11%); 1992, footwear (approximately 89%).

TRADEMARKS AND OTHER PROPRIETARY RIGHTS

     The Company believes that its trademarks, especially the REEBOK and ROCKPORT trademarks, are of great value, and the Company is vigilant in protecting them from counterfeiting or infringement. Loss of the REEBOK or ROCKPORT trademark rights could have a serious impact on the Company's business.

     The Company also believes that its technologies and designs are of great value and the Company is vigilant in procuring patents and enforcing its patents and other proprietary rights in the United States and in other countries. See Item 3. Legal Proceedings.

WORKING CAPITAL ARRANGEMENTS

     The Company has various arrangements with numerous banks which provide an aggregate of approximately $762 million of uncommitted facilities, substantially all of which are available to the Company's foreign subsidiaries. Of this amount, $211 million is available for short-term borrowings and bank overdrafts, with the remainder available for letters of credit for inventory purchases. At December 31, 1994, approximately $331 million was outstanding for open letters of credit for inventory purchases, in addition to $63.8 million in notes payable to banks.

     On November 1, 1994, the Company replaced its existing $175 million credit agreement with a $200 million credit agreement which expires on October 31, 1995 and a $100 million loan agreement which expires on October 31, 1999.

     The Company can also issue up to $125 million of commercial paper which is supported to the extent available by a portion of its new $200 million revolving credit agreement. As of December
31, 1994, the Company had no commercial paper obligations outstanding.

     Under a medium-term note program, the Company may also issue medium term notes or other senior debt securities in an aggregate principal amount up to $150 million under an Indenture dated September 15, 1988, as amended and restated by a First Supplemental Indenture dated January 22, 1993. No indebtedness is currently outstanding under this program.

SEASONALITY

     Sales by the Company of athletic and casual footwear tend to be seasonal in nature, with the strongest sales occurring in the third quarter. Apparel sales also generally vary during the course of the year, with the greatest demand occurring during the spring and fall seasons.

SINGLE CUSTOMER

     Foot Locker, a specialty athletic chain of retail stores with various affiliates, is the largest customer of the Company, although it accounted for less than 10% of the Company's net sales in 1994.

BACKLOG

     The Company's backlog of orders at December 31, 1994 (many of which are cancelable by the purchaser), totalled approximately $1.125 billion, compared to $1.022 billion as of December 31, 1993. The Company expects that all of these orders will be shipped in 1995. The backlog position is not necessarily indicative of future sales because the ratio of future orders to "at once" shipments may vary from year to year.

COMPETITION
      Competition in sports and fitness footwear and apparel sales is intense. Competitors include a number of sports and fitness footwear and apparel companies, such as Nike, Adidas and others. Competition is very strong in each of the sports and fitness footwear market segments, with new entrants and established companies providing challenges in every category.

     The casual footwear market into which the ROCKPORT (R) and Boks (R) product lines fall is also highly competitive. Some competitors are highly specialized, while others have varied product lines, and some maintain their own retail outlets. The Company believes that Rockport has a strong position in the walking shoe market. Competition in this area, however, has intensified as the activity of walking has grown in popularity and as athletic shoe companies have entered the market.

     The Company's other product lines also continue to confront strong competition. The REEBOK (R), AVIA (R), and TINLEY (TM) apparel lines compete with well-known brands such as Nike and Adidas. Rockport's DRESSPORTS (R) line competes with leading makers of dress shoes.

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

EMPLOYEES

     As of December 31, 1994, the Company had approximately 6500 employees in all operating units. None of these employees is represented by a labor union. The Company has never suffered a material interruption of business caused by labor disputes with employees. Management considers employee relations to be good.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS

     Financial information pertaining to the Company's foreign and domestic operations is set forth in note 14 to the Financial
Statements included in Item 8 and presented as a separate section of this report.

                   Executive Officers of the Registrant

     The following information is submitted as to the executive officers of the Company:




NAME                     AGE       OFFICE HELD


Paul B. Fireman          51        President, Chief Executive
                                   Officer and Chairman of
                                   the Board of Directors

Paul R. Duncan           54        Executive Vice President,
                                   Chief Financial Officer and
                                   Director

John H. Duerden          54        Executive Vice President,
                                   Joint President and Chief
                                   Operations Officer of the
                                   Reebok Division and Director

Robert Meers             51        Executive Vice President,
                                   President of the Specialty
                                   Business Group and Director

Angel R. Martinez        39        Executive Vice President,
                                   President and Chief Executive
                                   Officer of The Rockport
                                   Company

Roberto F. Muller        51        Executive Vice President,
                                   Joint President and Chief
                                   Marketing Officer of the
                                   Reebok Division

Kenneth I. Watchmaker    52        Executive Vice President,
                                   Finance and Systems, Reebok
                                   Division

John B. Douglas III      41        Senior Vice President, Law and
                                   Human Resources and General
                                   Counsel

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

     John H. Duerden was appointed Joint President and Chief Operations Officer of the Reebok Division, with responsibility for global sales, finance, operations and production in September 1994. He has been an Executive Vice President of the Company since February 1994 and a director of the Company since June 1991. Mr. Duerden was previously President of the Reebok International Operations group of the Reebok Division from September 1992 until January 1994. Prior to that, Mr. Duerden was President of the Reebok Division from February 1990 to September 1992 and President of the Reebok International Division from October 1988 to February 1990.

     Robert Meers became an Executive Vice President of the Company in February, 1994, with responsibility, as President of the Company's Specialty Business Group, for the Company's subsidiaries Rockport and Avia, Boks casual footwear, the GREG NORMAN Brand, REEBOK golf products and Reebok's retail operations. Mr. Meers has been a director of the Company since February, 1993. Previously, Mr. Meers was President, U.S. Operations of the Reebok Division from November 1990 to January 1993 and President, U.S. and Canadian Operations of the Reebok Division from January 1993 until January 1994. Mr. Meers was Senior Vice President, Sales and Marketing of the Company from July 1990 to November 1990. Mr. Meers served as Senior Vice President, Sales of The Rockport Company, Inc. from December 1988 to July 1990.

     Angel R. Martinez was appointed President and Chief Executive Officer of The Rockport Company in August 1994. He has been an Executive Vice President of the Company since February 1994. Prior to that, Mr. Martinez was the President of the Fitness Division of the Company from September 1992 to January 1994 and prior to that he was Vice President for Business Development of the Company for several years.

     Roberto F. Muller was appointed Joint President and Chief Marketing Officer of the Reebok Division, responsible for product marketing, marketing services and design and development in January 1995. He has been an Executive Vice President of the Company since February 1994. He joined the Company in February 1992 as President of the Company's Sports Division. Prior to joining Reebok, Mr. Muller was President, Chief Executive Officer and Founder of Phoenix Integrated, Inc., a footwear company.

     Kenneth I. Watchmaker was appointed Executive Vice President of the Company in February 1994, with responsibility for finance and management information systems. Prior to that, he was Executive Vice President, Operations and Finance, Reebok Division from July 1992, when he joined the Company. Prior to joining Reebok, Mr. Watchmaker was the partner in charge of audit services in the Boston office of Ernst & Young.

     John B. Douglas III became Senior Vice President and General
Counsel of the Company, in February 1994. In June, 1994, he was given responsibility for the Company's human resources department. Prior to that, he had been Vice President and General Counsel of the Company since 1986.

Item 2.   Properties.

     The Company leases most of the properties that are used in its business. Its corporate headquarters and the offices of the Reebok Division and its U.S. Operations are located in office facilities in Stoughton, Massachusetts. At its corporate headquarters the Company occupies under lease approximately 255,000 square feet of space. The Company signed a six-year lease in July 1989, with two three-year renewal options, for its principal facility at its corporate headquarters. In 1994, this lease was amended to extend the initial term of the lease until June 30, 1996 and to give Reebok an interim renewal option to extend the lease for an additional six months or one year after the initial term, with two additional three-year renewal options thereafter. This facility and two other smaller facilities, one of which is leased and the other of which was purchased by the Company in November 1994, at the Company's corporate headquarters are located approximately one mile from the Reebok Division's U.S. Operations group's principal warehouse and distribution center in Stoughton, which is owned by the Company and which contains approximately 450,000 total square feet of usable space. The Company is currently exploring various alternative solutions to address its need for additional space at its corporate headquarters. In 1994, the Company purchased a building in Avon, Massachusetts containing approximately 400,000 square feet of space which it uses as a warehouse. The Company also leases approximately 330,000 square feet of space in Memphis, Tennessee which it uses as a warehouse and distribution center.

     In 1993, Rockport purchased its corporate headquarters facility in Marlboro, Massachusetts, containing approximately 80,000 square feet of floor space. In 1992, Rockport purchased approximately 140 acres of land in Lancaster, Massachusetts on which it is constructing a distribution center scheduled for completion in 1995. Rockport has a lease for approximately 241,000 square feet of space for use as a warehouse in Leominster, Massachusetts which expires on December 31, 1995.

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

     The Company's wholly owned Canadian distribution subsidiary, Reebok Canada, Inc., leases an approximately 145,000 square foot office/warehouse facility in Aurora, Ontario pursuant to a lease which expires in 1998.

     The Company and its subsidiaries own and lease other warehouses, offices, showrooms and retail and other facilities in the United States and in various foreign countries to meet their space requirements. Except as otherwise indicated, the Company believes that these arrangements are satisfactory to meet its needs.

Item 3.   Legal Proceedings.

     On February 5, 1993, a lawsuit was filed by Byron A. Donzis ("Donzis") against the Company and its then wholly owned subsidiary Ellesse U.S.A., Inc., entitled Byron A. Donzis v. Reebok International Ltd. et al., Civil Action No. 93-10260H in the United States District Court for the District of Massachusetts. A second related lawsuit, entitled Donzis Laboratories, Inc., et al. v. Reebok International Ltd. et al., Civil Action No. 93-11761H, was filed on August 10, 1993 in the United States District Court for the District of Massachusetts. These two cases have been consolidated. Both complaints allege, among other things, that the Company breached an agreement with Donzis and misappropriated trade secrets in connection with the development of the Company's THE PUMP (TM) technology and its procurement of U.S. Patent No. 5,158,767 for the basic THE PUMP
(TM) technology. The Complaint requests a declaratory judgment stating that Donzis is the owner/inventor of U.S. Patent No. 5,158,767, an assignment of such patent rights to Donzis, injunctive relief, recovery of profits received by the Company, punitive damages, treble damages, costs and attorneys' fees. The Company intends to vigorously defend this lawsuit. The Company believes that the lawsuits are without merit, and further believes that it is unlikely that any subsequent outcome would have a material adverse effect on the financial condition of the Company.

     On July 1, 1993, a lawsuit was filed by Stutz Motor Car of America, Inc. ("Stutz") against the company, entitled Stutz Motor Car of America, Inc. v. Reebok International Ltd., Case Number BC074579 in the Central District of Los Angeles County Superior Court. The case was removed to the United States District Court for the Central District of California and was assigned Civil Action No. 93-4433LGB. The present complaint alleges, among other things, fraud, misappropriation and conversion, unfair competition, tortious interference with prospective economic advantage in connection with the development of the Company's THE PUMP (TM) technology, and patent infringement. The complaint requests compensatory damages, punitive damages, costs and attorneys' fees. The Company intends to vigorously defend this lawsuit. The Company believes that the lawsuit is without merit, and further believes that it is unlikely that any subsequent outcome would have a material adverse effect on the financial condition of the Company.

     A lawsuit was filed against the Company on February 7, 1994 in California Superior Court (a class action entitled Marshall Varano v. Reebok International Ltd., Case No. 67348) challenging the Company's resale pricing practices in California under California state law and seeking unspecified damages, including treble damages, injunctive relief and costs. Reebok intends to vigorously defend this lawsuit and believes that it is unlikely that the outcome of the lawsuit would have a material adverse effect on the financial condition of the Company.

Item 4.   Submission of Matters to a Vote of Securities Holders.

     Not applicable.

                                  PART II


Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.

     The Company's common stock is quoted on the New York Stock
Exchange under the symbol RBK. The following table, derived from data supplied by the NYSE, sets forth the quarterly high and low sale prices during 1993 and 1994.

_________________________________________________________________
                                1994            1993
                            High    Low     High    Low

     First Quarter         35 3/4  29 3/4  38      32 7/8
     Second Quarter        34 1/8  28 3/8  38 5/8  26 7/8
     Third Quarter         38 5/8  29 1/8  28 3/8  23
     Fourth Quarter        40 1/4  35 5/8  32 1/8  23 3/4
                           ======  ======  ======  ======

The number of record holders of the Company's common stock at December 31, 1994 was 8,302. Information regarding dividends is set forth under the heading "Quarterly Results of Operations" in the Supplementary Data included in Item 8 and presented as a separate section of this report.

Item 6.                         Selected Financial Data.

Amounts in thousands, except per share data
_______________________________________________________________________________
Year ended December 31        1994       1993       1992       1991       1990
                              ____       ____       ____       ____       ____
Net sales               $3,280,418 $2,893,900 $3,022,627 $2,734,474 $2,159,243

Income before income
taxes                      408,472    363,247    257,964    389,886    294,835

Net income                 254,478    223,415    114,818    234,711    176,606

Net income per common
share                        3.02       2.53       1.24       2.37       1.54

Cash dividends per
common share                  .30        .30        .30        .30        .30

Weighted average common
and common equivalent
shares outstanding          84,311     88,348     92,697     98,958    114,654
                        ========== ========== ========== ========== ==========

Balance Sheet Data

Amounts in thousands
_______________________________________________________________________________
December 31                   1994       1993       1992       1991       1990

Working capital         $  831,856 $  730,757 $  682,342 $  564,072 $  705,303

Total assets             1,649,461  1,391,711  1,345,346  1,422,283  1,392,076

Long-term debt             131,799    134,207    116,037    169,613    104,647

Stockholders' equity       990,505    846,617    838,656    823,537    996,729
                         ========= ========== ========== ========== ==========


                 Financial data for 1993 include a special charge
                 ($7,037 after-tax) related to the sale of Ellesse U.S.A., Inc. and Boston Whaler, Inc.

                 Financial data for 1992 includes special charges
                 ($135,439 after-tax) principally related to the write-down of the Company's subsidiary, Avia
                 Group International, Inc., to estimated fair value and estimated losses from the planned sales of Ellesse U.S.A., Inc. and Boston Whaler,
                 Inc., and after-tax gains of $17,967 from the sale of investments.

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

Operating Results 1994

    Net sales for the year increased by 13.4%, or $386.5 million, to $3.280 billion in 1994 from $2.894 billion in 1993. The
Reebok Division's worldwide sales were $2.813 billion, an increase of 13.4% from $2.48 billion in 1993. This increase was due to growth in Reebok U.S. footwear and apparel sales as well as International sales. Reebok U.S. footwear sales increased
10.9% to $1.410 billion from $1.271 billion in 1993. The increase in Reebok Division's U.S. footwear sales was attributed to increases in the outdoor, Classics, PRESEASON, cleated and walking categories, which were partially offset by decreases in the children's and basketball categories. The Reebok Division's
U.S. apparel sales increased by 19.7% to $150.1 million from $125.4 million in 1993. The Reebok Division's International sales (including both footwear and apparel) were $1.253 billion in 1994, an increase of 15.7% from $1.083 billion in 1993, primarily due to increases in all countries except for France and the Netherlands which experienced small decreases in sales.
Changes in foreign exchange rates increased Reebok Division's
International net sales by $9.3 million, or .9%.

    Rockport sales reached a record level of $314.5 million in 1994, a 11.3% increase from $282.7 million in 1993. This increase was due to an increase in the number of pairs shipped both in the U.S. and internationally. Avia sales increased by 16.5% to $152.6 million from $131.0 million in 1993. The increase in Avia's net sales was due to increases in both domestic and international net sales, primarily attributed to increases in the walking and cross training categories.

    Other income increased mainly due to increased income from partially-owned distributors as well as recognized gains of $.5 million on foreign exchange transactions in 1994 compared to recognized losses of $4.6 million in 1993.

    The decrease in gross margin from 40.6% in 1993 to 40.1% in 1994 was due to lower margins in the Reebok Division's
International business as a result of the poor economic conditions in certain countries. The decrease was partially offset by slightly increased margins in the Reebok Division's
U.S. footwear business.

    Selling, general and administrative expenses increased as a percentage of sales from 26.6% in 1993 to 27.1% in 1994 due in part to the continuing increased investments in information systems as well as higher distribution costs mainly associated with the opening of a new apparel distribution facility in Memphis, Tennessee. The increased investments in information systems are expected to continue over the next few years.

    Net income in 1994 was higher than net income in 1993 partially as a result of an additional pre-tax special charge of $8.5 million related to the completion of the sales of

Boston Whaler, Inc. ("Boston Whaler") and Ellesse U.S.A., Inc
("Ellesse"), which charge was recorded in 1993. This special charge was in addition to losses previously recorded in December
1992, when the Company announced its intention to sell these businesses.

    Amortization of intangibles decreased because many of the intangible assets attributable to the acquisition of Rockport in 1986 had a useful life of seven years or less and became fully amortized in 1993.

    Minority interest represents minority shareholders' proportionate share of the net income of the Company's Japanese, Spanish and South African subsidiaries.

    Interest expense decreased in 1994 due to interest paid in 1993 on certain prior years state tax matters, as well as lower average interest rates. Similarly, interest income decreased in 1994 due to interest received in 1993 from the successful settlement of certain state tax matters.

    The effective tax rate decreased from 38.5% in 1993 to 37.7% in 1994 due primarily to a geographic change in the mix of worldwide income.

    Year-to-year earnings per share comparisons benefited from the share repurchase programs announced in July 1992 and July
1993. Weighted average common shares outstanding for the year ended December 31, 1994 declined to 84.3 million shares, compared to 88.3 million shares for the year ended December 31, 1993.

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

    In this regard, the European Union ("EU") imposed import quotas on footwear from China in 1994. The effect of such quota scheme on the Company has not been significant because only a small portion of REEBOK footwear sold in the EU is produced in China and because the Company has taken steps to prepare for imposition of such quotas. Moreover, the quota scheme provides an exemption for certain higher-priced special technology athletic footwear, which is available for most REEBOK and AVIA products. In 1995, this quota scheme is expected to continue, but with an expanded exemption which will allow continued supply of the European market.

    The EU initiated a dumping case during 1995 against footwear from China, Indonesia and Thailand. However, a broad exception for athletic footwear has been incorporated in such action significantly reducing the potential exposure to the Company.
Nevertheless, if dumping duties are imposed, certain of the Company's product lines could be affected adversely, although it does not believe that its products will be more severely restricted than those of its major competitors. Moreover, any such duties are unlikely to be imposed before the second quarter of 1996.

    Various other countries have taken steps to restrict footwear imports, which actions affect the Company as well as other footwear importers. Although such actions have in some cases had an adverse effect on the Company's sales in such countries, they have not had a material adverse effect on the Company as a whole.

Operating Results  1993

    Net sales for the year decreased by 4.3%, or $128.7 million, to $2.894 billion in 1993 from $3.023 billion in 1992. On a pro forma basis, excluding the 1992 results of operations of Boston
Whaler and Ellesse (both of which were sold and were excluded from 1993 results), net sales for the year decreased by $49.6 million or 1.7%.

    The Reebok Division's worldwide sales were $2.48 billion in
1993, a decrease of 2.3% from $2.54 billion in 1992.   This
decrease was due entirely to the Reebok Division's U.S. footwear sales which decreased 12.6% to $1.271 billion in 1993 from $1.455 billion in 1992, partially offset by an increase in U.S. apparel sales and international sales.  The decline in the Reebok
Division's U.S. footwear sales was attributed mainly to volume decreases in the walking, basketball, aerobics and Boks footwear categories, as well as the negative impact of the Company's
Centennial resale pricing program (adopted effective January 1,
1993) on sales of certain Reebok footwear products.  1992's sales level for footwear and apparel reflected a reclassification of
$17.2 million from footwear to apparel for Weebok and golf
apparel.  The Reebok Division's U.S. apparel sales increased by
62.6% to $125.4 million in 1993 from $77.1 million in 1992.  The
Reebok Division's International sales (including both footwear and apparel) were $1.083 billion in 1993, an increase of 7.5%
from $1.008 billion in 1992, due primarily to improved sales in the United Kingdom, Germany, several smaller European countries,
Canada and South America, and acquisition of a majority interest in the Company's Spanish distributor effective January 1, 1993.
Changes in foreign exchange rates had a negative effect on the
Reebok Division's International net sales of $65.1 million, or
6.5%.

    Rockport sales reached a record level of $282.7 million in 1993, a 5.7% increase from $267.4 million in 1992. The increase was due to an increase in the number of pairs of footwear shipped both in the U.S. and internationally. Avia sales decreased in 1993 by 3.8% to $131.0 million from $136.2 million in 1992. The decrease in net sales at Avia was due to declines in both domestic and international net sales. The decline in domestic net sales was mainly due to lower volume in the tennis and basketball categories, partially offset by volume increases in the walking and cross training categories.
The decline in international net sales volume was partly attributed to a change in the Canadian distribution from a wholly owned subsidiary to an independent distributor which changed the recording of Canadian sales from a wholesale basis to a royalty basis. International sales were also affected by a volume decrease in Avia's Germany subsidiary, offset by volume increases in sales to independent distributors.

    The decrease in other income was mainly due to the inclusion in 1992 of a non- recurring pre-tax gain of $29.6 million on the sale of CML Group, Inc. ("CML") common stock. The common stock was acquired from the exercise of warrants which were obtained as part of the Company's 1989 purchase of Boston Whaler. In addition, recognized losses on foreign exchange transactions in 1993 compared to recognized gains in 1992 reduced other income by $6.2 million.

    Gross margin increased as a percentage of sales from 40.1% in 1992 to 40.6% in 1993. This improvement was due entirely to the exclusion in 1993 of the operating results of businesses held for sale, which generally carried lower gross margins. This improvement was offset in part by lower margins in the Reebok
Division's U.S. footwear operations, mainly because of higher markdowns.

    Selling, general and administrative expenses decreased as a percentage of sales from 26.7% in 1992 to 26.6% in 1993. This decrease was due to lower advertising expenditures partially offset by increased endorsements and sports promotions in the Reebok Division. The decrease was also offset by the Reebok
Division's International operations, which generally carry higher general and administrative costs, representing a larger proportion of sales volume and the fixed nature of many of the expenses classified as general and administrative costs.

    During 1993, the Company recorded an additional pre-tax special charge of $8.5 million related to the sales of Boston
Whaler and Ellesse, which were completed during the third quarter. This special charge was in addition to the special charges previously recorded in December 1992, when the Company announced its intention to sell these businesses.

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

    The effective tax rate for the twelve months ended December
31 decreased from 55.5% in 1992 to 38.5% in 1993.  1992's
effective tax rate was abnormally high because of certain special charges which are not deductible for tax purposes. The Company's
1993 tax rate is more in line with the Company's future expectations. The decrease in the tax rate in 1993 was also caused in part by a change in the geographic mix of worldwide income partially offset by an increase in the U.S. federal tax rate.

    The higher level of net income in 1993 as compared with 1992 was a result primarily of a plan adopted by the Company during December 1992 which resulted in after-tax charges totaling $135.4 million ($1.46 per share). Under the plan, the Company announced its intention to dispose of two subsidiaries, Boston Whaler and Ellesse, a write-down of the carrying value of its Avia subsidiary, and certain office relocation charges. The effect of the special charge was reduced by the after-tax gain of $18.0 million ($.19 per share) on the sale of common stock of CML obtained as part of the Company's 1989 purchase of Boston Whaler.

    The Boston Whaler sale was completed on July 30, 1993 and the Ellesse sale was completed on September 28, 1993. In connection with the sales, the Company recorded an additional after-tax special charge of $7.0 million in addition to the special charge recorded in 1992. Income from operations (without the effect of the special charge) for 1993 was $2.61 per share compared to $2.51 per share in 1992 (after excluding the effect of the special charge and the gain on the sale of CML common stock). If the special charge had taken place as of the beginning of 1992, then income from operations in 1992 would have been about $.18 per share higher.

    Year-to-year earnings per share comparisons benefited from the share repurchase programs announced in July 1992 and July
1993. Weighted average common shares outstanding for the year ended December 31, 1993 were 88.3 million, compared to 92.7 million for the year ended December 31, 1992.

Operating Results 1992

    Net sales for the year reached a record level of $3.023 billion, 10.5% above the level reported for 1991. Reebok U.S.
footwear sales increased 10.2% to $1.472 billion. Reebok
International sales reached $1.008 billion, an increase of 21.0%.
These increases in sales were mainly due to an increase in the number of pairs shipped. The effect of changes in foreign exchange rates did not have a material impact on the change in net sales. Reebok U.S. apparel sales increased by 13.5% to $59.9 million. Rockport sales increased by 6.4% to $267.4 million.
Avia sales decreased by 15.4% to $136.2 million. Ellesse sales declined by 45.7% to $34.2 million. Boston Whaler sales were $45.0 million, an 18.7% increase.

    Other income in 1992 included a gain of $29.6 million ($18.0 million after-tax) on the sale of CML common stock. The common stock was acquired from the exercise of warrants which were obtained as part of the Company's 1989 purchase of Boston Whaler.

    The small improvement in gross margin percentage was the net result of several trends in 1992. Higher gross margins arose as a result of favorable overall foreign currency exchange rates and as a result of Avia and Ellesse sales, which carried lower gross margins, representing a smaller portion of the total business in 1992. These higher margins were largely offset by lower gross margins in Reebok U.S. footwear sales caused by a change in mix of products sold to items with lower margins.

    Selling, general and administrative expenses increased as a percentage of sales from 24.4% in 1991 to 26.7% in 1992. This increase was primarily due to increased advertising and marketing costs in the Reebok Division as well as increased distribution costs in the Reebok International Division.

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

    The effective tax rate for the twelve months ended December
31 increased from 39.8% in 1991 to 55.5% in 1992. This increase was caused by certain special charges which were not deductible for tax purposes.

    The decrease in net income for the year resulted primarily from special charges recorded by the Company during December 1992 which resulted in non-recurring after-tax charges totaling $135.4 million ($1.46 per share). The Company's plan included offering for sale the Company's Boston Whaler and Ellesse subsidiaries; a write-down of the carrying value of its Avia subsidiary; the planned consolidation of the Reebok performance apparel operation to San Diego, where it was combined with the operations of the ABOVE THE RIM and TINLEY apparel brands; and the move of the Reebok Division's International Operations group's headquarters to London from Bolton, England. The plan permitted the Company to focus its efforts and resources on building its core brands.
The effect of the special charges was reduced by the after-tax gain of $18.0 million ($.19 per share) on the sale of common stock of CML obtained as part of the Company's 1989 purchase of Boston Whaler. Income from operations (without the effect of the special charge and the sale of CML common stock) for 1992 was $2.51 per share compared to $2.37 per share in 1991. Income from operations in 1992 included about $.18 per share of losses from the operations of Boston Whaler, Ellesse and Avia which will not occur in future years because of the special plan which was put in place in the fourth quarter of 1992.

Backlog

    The Company's backlog of customer orders at December 31, 1994 was approximately 10.1% higher than the prior year levels. The backlog position is not necessarily indicative of future sales because the ratio of future orders to "at once" shipments may vary from year to year.

Liquidity and Sources of Capital

    The Company's financial position remains strong. Working capital increased by $101.1 million, or 13.8% from the same period a year ago. The current ratio at December 31, 1994 was
2.6 to 1 as compared to 2.8 to 1 at December 31, 1993.

    Accounts receivable increased from December 31, 1993 by $75.1 million, or 16.4%, which was in line with the sales increase for the fourth quarter of 1994. Inventory increased by $110.6 million from December 31, 1993, reflecting increases in most divisions. The increase in inventory in 1994 exceeded the amount which historically would be needed to support sales growth by about $40 million. About $15 million of this was due to a change in the Company's strategy regarding the number of factory-direct stores, and a similar increase is expected in 1995 (after which this increased amount will level off). Most of the remaining disproportionate increase was due to the 1994 sales of certain of the Company's foreign subsidiaries being below plan in 1994.

    On October 4, 1994 the Board of Directors authorized the repurchase of up to an additional $200 million in Reebok common stock in open market or privately-negotiated transactions. This authorization was in addition to the $200 million repurchase programs adopted by the Company in July 1992 and in July 1993.
Since the start of the program in 1992 the Company has repurchased 11,833,400 shares at an average price of $ 31.81 per share as of December 31, 1994; at December 31, 1994, approximately $223.6 million remained authorized for future purchases.

    During the twelve months ended December 31, 1994, cash and cash equivalents increased by $4.6 million, and outstanding borrowings increased by $39.8 million, while $112.1 million of common stock was repurchased. Notes payable increased to support working capital needs in foreign subsidiaries. Net cash provided by operating activities during 1994 was $172.6 million, compared to $142.5 million and $187.6 million for the years ended December
31, 1993 and 1992, respectively. Cash generated from operations, together with the Company's existing credit lines and other financing sources, is expected to adequately finance all of the Company's current and planned cash requirements, including the remaining $223.6 million in share repurchases.

    Lawsuits arise during the normal course of business.  The
Company does not expect the outcome of any existing litigation to have a significant impact on future results of operations.

    The Company enters into forward currency exchange contracts to hedge its exposure for merchandise purchased in U.S. dollars that will be sold to customers in other currencies. Realized and unrealized gains and losses on these contracts are included in net income except that gains and losses on contracts which hedge specific foreign currency commitments are deferred and accounted for as a part of the transaction.

    The Company also uses forward currency exchange contracts to hedge significant intercompany assets and liabilities denominated in other than the functional currency. Contracts used to hedge intercompany balances are marked to market and the resulting transaction gain or loss is included in the determination of net income. Foreign currency gains or losses included in net income for the years ended December 31, 1994, 1993 and 1992 were not significant.

    At December 31, 1994, the Company had forward currency exchange contracts, all having maturities of less than one year, with a notional amount aggregating $306 million. Deferred gains on these contracts at December 31, 1994 and 1993, approximated $2 million and $2.9 million, respectively.

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

                                 PART III

Item 10. Directors and Executive Officers of the Registrant.

    The information required by this Item with respect to the Registrant's directors is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 2, 1995, which will be filed with the Securities Exchange Commission on or before March 30, 1995
(the "1995 Proxy Statement"), under the headings "Information with respect to Nominees", "Executive Compensation" and "Transactions with Management and Affiliates". Information called for by this Item with respect to the registrant's executive officers is set forth under "Executive
Officers of Registrant" in Item 1 of this report.

Item 11. Executive Compensation.

    The information required by this Item is incorporated herein by reference from the 1995 Proxy Statement under the headings
"Compensation of Directors", "Executive Compensation", "Employee
Agreements" and "Compensation Committee Interlocks and Insider
Participation".

Item 12. Security Ownership of Certain Beneficial Owners and
         Management.

    The information required by this Item is incorporated herein by reference from the 1995 Proxy Statement under the heading
"Beneficial Ownership of Shares".


Item 13. Certain Relationships and Related Transactions.

    The information required by this Item is incorporated herein by reference from the 1995 Proxy Statement under the heading
"Transactions with Management and Affiliates".

                                  PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on
         Form 8-K.

    (a)(1) and (2)  List of Financial Statements and Financial
Statement Schedules.

    1.   Financial Statements

    The following consolidated financial statements are included in Item 8 and presented as a separate section of this report:

                                 Form 10-K

                                        Page

    Consolidated Balance Sheets at
    December 31, 1994 and 1993           F-2

    For each of the three years ended
    December 31, 1994, 1993 and 1992:

         Consolidated Statements of
         Income                          F-3



                                        Page

         Consolidated Statements of
         Stockholders' Equity            F-4

         Consolidated Statements of
         Cash Flows                      F-5

         Notes to Consolidated
         Financial Statements            F-6 - F-15


    2.   Financial Statement Schedule

    The following consolidated financial statement schedule of Reebok International Ltd. is included in Item 14(d) and presented as a separate section of this report:

                                 Form 10-K

                                                 Page
                                                ______

    Schedule II - Valuation and Qualifying
    Accounts                                     F-18

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

    4.1  Indenture, dated September 15, 1988, between Reebok
         International Ltd. and Citibank N.A., as Trustee 4

    4.2  First Supplemental Indenture, dated as of January 22,
         1993, between Reebok International Ltd. and Citibank
         N.A., as Trustee 13

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

    10.4 Credit Facility Agreement between Reebok International
         Limited and Citibank dated November 7, 1991 12

    10.5 Lease Agreement dated March 1, 1988 between Reebok
         International Ltd. and North Stoughton Industrial Park
         Development Trust 5

    10.6 Amendments to Lease Agreement dated March 1, 1988 between Reebok International Ltd. and North Stoughton
         Industrial Park Development Trust

    10.7 Purchase and Sale Agreement between Reebok International
         Ltd. and Pentland Group plc dated March 8, 1991 9

    10.8 Agreements with various banks in Hong Kong reflecting arrangements for letter of credit facilities 9

    10.9 Third Amended and Restated Master Agreement between the
         Company and Bank of America Oregon dated as of July 1,
         1993, as amended

    10.10   $200,000,000 Credit Agreement and $100,000,000 Loan
            Agreement, each dated as of November 1, 1994, among the Company, the Lenders named therein and Credit
            Suisse as Administrative Agent and Arranger 14

    Management Contracts and Compensatory Plans.

    10.11   Reebok International Ltd. 1994 Equity Incentive Plan

    10.12   Reebok International Ltd. Equity and Deferred
            Compensation Plan for Directors

    10.13 Reebok International Ltd. 1985 Stock Option Plan, as amended 12

    10.14 Reebok International Ltd. 1987 Stock Option Plan for Directors, as amended 13

    10.15   Reebok International Ltd. 1987 Stock Bonus Plan 3

    10.16   Reebok International Ltd. Excess Benefits Plan 9

    10.17   Stock Option Agreement with Paul B. Fireman 9

    10.18   Split-Dollar Life Insurance Agreement with Paul B.
            Fireman 12

    10.19   Contingent Severance Agreement with Paul R. Duncan 7

    10.20   Employment Agreement with John H. Duerden 12

    10.21   Contingent Severance Agreement with John H. Duerden 7

    10.22   Change of Control Agreement with John B. Douglas
            III 13

    10.23   Employment Agreement with Kenneth Watchmaker 13

    10.24   Change of Control Agreement with Kenneth Watchmaker
            13

    10.25   Supplemental Retirement Program for Kenneth
            Watchmaker 13

    10.26   Employment Agreement with Roberto Muller 15

    10.27   Contingent Severance Agreement with Angel Martinez 15

    10.28   Lease with Angel Martinez 15

(11)     Statement Re Computation of Per Share Earnings.

(12)     Statement Re Computation of Ratio of Earnings to Fixed
         Charges.

(21)     Subsidiaries.

    21.1    List of Subsidiaries of the Company

(23)     Consents of experts and counsel.

    23.1    The consent of Ernst & Young LLP

(b) Reports on Form 8-K.

    None.

(c) Exhibits.

    The response to this portion of Item 14 is submitted as a separate section of this report.

(d) Financial Statement Schedules.

    The response to this portion of Item 14 is submitted as a separate section of this report.

(27)     Financial Data Schedule


___________________________________

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

12 Filed as an Exhibit to Reebok International Ltd. Form 10-K dated March 27, 1992 and incorporated by reference herein.

13 Filed as an Exhibit to Reebok International Ltd. Form 10-K dated March 26, 1993 and incorporated by reference herein.

14 Filed as an Exhibit to Reebok International Ltd. Form 10-Q for the quarter ended September 30, 1994 and incorporated by reference herein.

15 Filed as an Exhibit to Reebok International Ltd. Form 10-K dated February 15, 1994 and incorporated by reference herein.

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


Dated:  March 30, 1995


    Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


 /S/ PAUL FIREMAN
______________________________
Paul Fireman
Director, Chairman of the Board
and President
(Chief Executive Officer)


 /S/ PAUL R. DUNCAN
______________________________
Paul R. Duncan
Executive Vice President and Chief Financial Officer
(Chief Financial and Accounting Officer)
Director


 /S/ JOHN H. DUERDEN
______________________________
John H. Duerden
Executive Vice President
Director


 /S/ ROBERT MEERS
______________________________
Robert Meers
Executive Vice President
Director


 /S/ JILL E. BARAD
______________________________
Jill E. Barad
Director


 /S/ DANIEL E. GILL
______________________________
Daniel E. Gill
Director


 /S/ WILLIAM F. GLAVIN
______________________________
William F. Glavin
Director



 /S/ BERTRAM M. LEE, SR.
______________________________
Bertram M. Lee, Sr.
Director


 /S/ RICHARD G. LESSER
______________________________
Richard G. Lesser
Director


 /S/ WILLIAM M. MARCUS
______________________________
William M. Marcus
Director


 /S/ GEOFFREY NUNES
______________________________
Geoffrey Nunes
Director


 /S/ JOHN A. QUELCH
______________________________
John A. Quelch
Director




Dated:  March 30, 1995








                          ITEMS 8, 14(C) AND (D)

                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                             CERTAIN EXHIBITS
                       FINANCIAL STATEMENT SCHEDULES

























        Report of Ernst & Young LLP, Independent Auditors


Board of Directors and Stockholders
Reebok International Ltd.
Stoughton, Massachusetts

We have audited the accompanying balance sheets of Reebok
International Ltd. and subsidiaries as of December 31, 1994 and 1993, and the related statements of income, stockholders' equity, and cash flows for each of the three years in the period ended
December 31, 1994. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements ad schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Reebok International Ltd. and subsidiaries at December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                  ERNST & YOUNG LLP

                                  /S/ ERNST & YOUNG LLP

Boston, Massachusetts
January 31, 1995


                                                                 REEBOK INTERNATIONAL LTD.
Consolidated Balance Sheets

Amounts in thousands, except share data
__________________________________________________________________________________________
December 31                                                        1993           1992
                                                                   ____           ____
Assets
Current assets:
   Cash and cash equivalents                                 $   83,936     $   79,347
   Accounts receivable, net of allowance for doubtful
     accounts (1994, $44,862; 1993, $46,455)                    532,475        457,399
   Inventory                                                    624,625        514,027
   Deferred income taxes                                         66,456         54,784
   Prepaid expenses                                              29,952         21,558
                                                              _________      _________
     Total current assets                                     1,337,444      1,127,115
                                                              _________      _________

Property and equipment, net                                     164,848        130,607
Non-current assets:
   Intangibles, net of amortization                              96,196         94,262
   Deferred income taxes                                          2,910          1,250
   Other                                                         48,063         38,477
                                                              _________      _________
                                                                147,169        133,989
                                                              _________      _________
                                                             $1,649,461     $1,391,711
                                                              =========      =========

Liabilities and Stockholders' Equity
Current liabilities:
   Notes payable to banks                                   $    63,837     $   23,852
   Current portion of long-term debt                              5,190          3,009
   Accounts payable                                             170,622        138,188
   Accrued expenses                                             157,479        143,784
   Income taxes payable                                         102,392         81,240
   Dividends payable                                              6,068          6,285
                                                              _________      _________
     Total current liabilities                                  505,588        396,358
                                                              _________      _________

Long-term debt, net of current portion                          131,799        134,207

Minority interest                                                21,569         14,529

Commitments and contingencies

Stockholders' equity:
   Common stock, par value $.01; authorized 250,000,000
     shares; issued 117,155,611 shares in 1994, 119,902,298
     shares in 1993                                              1,172          1,199
   Additional paid-in capital                                  167,953        266,890
   Retained earnings                                         1,428,058      1,198,190
   Less 36,210,902 shares in treasury at cost                 (603,241)      (603,241)
   Unearned compensation                                        (2,598)        (3,276)
   Foreign currency translation adjustment                        (839)       (13,145)
                                                             _________      _________
                                                               990,505        846,617
                                                             _________      _________
                                                            $1,649,461     $1,391,711
                                                             =========      =========


The accompanying notes are an integral part of the consolidated financial statements.

                                                    REEBOK INTERNATIONAL LTD.
Consolidated Statements of Income

Amounts in thousands, except per share data
__________________________________________________________________________________________
Year ended December 31                         1994                1993           1992
                                               ____                ____           ____
Net sales                                $3,280,418          $2,893,900     $3,022,627
Other income                                  7,165                  33         39,719
                                          _________           _________      _________
                                          3,287,583           2,893,933      3,062,346
                                          _________           _________      _________

Costs and expenses:
   Cost of sales                          1,966,138           1,719,869      1,809,304
   Selling, general and administrative
     expenses                               889,590             769,744        807,078
   Special charges                             -                  8,449        155,000
   Amortization of intangibles                4,345              10,052         16,587
   Minority interest                          8,896               8,261          1,787
   Interest expense                          16,515              25,021         20,080
   Interest income                           (6,373)            (10,710)        (5,454)
                                          _________           _________      _________
                                          2,879,111           2,530,686      2,804,382

Income before income taxes                  408,472             363,247        257,964
Income taxes                                153,994             139,832        143,146
                                          _________           _________      _________
Net income                               $  254,478          $  223,415     $  114,818
                                          =========           =========      =========

Net income per common share              $   3.02            $   2.53       $   1.24
                                          =========           =========      =========

Dividends per common share               $   0.30            $   0.30       $   0.30
                                          =========           =========      =========

Weighted average common and common
  equivalent shares outstanding              84,311              88,348         92,697
                                          =========           =========      =========



The accompanying notes are an integral part of the consolidated financial statements.

                                                    REEBOK INTERNATIONAL LTD.

Consolidated Statements of Stockholders' Equity

Dollar amounts in thousands
__________________________________________________________________________________________

                                             COMMON STOCK       ADDITIONAL
                                                        PAR        PAID-IN      RETAINED
                                            SHARES    VALUE        CAPITAL      EARNINGS
                                            ______    _____     __________      ________
Balance, December 31, 1991             127,184,410   $1,272       $502,962      $913,002

Net income                                                                       114,818
Adjustment for foreign currency
  translation
Issuance of shares to certain employees     33,058        1          1,020
Amortization of unearned compensation
Shares repurchased and retired          (2,337,100)     (23)       (70,179)
Shares issued under employee stock
  purchase plans                           152,310        1          3,164
Shares issued upon exercise of stock
  options                                  541,613        5          7,724
Income tax reductions relating to
  exercise of stock options                                          3,365
Dividends declared                                                               (27,205)
                                       ___________    _____        _______     _________
Balance, December 31, 1992             125,574,291    1,256        448,056     1,000,615


Net income                                                                       223,415
Adjustment for foreign currency
  translation
Issuance of shares to certain employees    102,400        1          2,956
Amortization of unearned compensation
Shares repurchased and retired          (6,235,100)     (62)      (193,959)
Shares issued under employee stock
  purchase plans                           149,977        1          3,493
Shares issued upon exercise of stock
  options                                  310,730        3          4,648
Income tax reductions relating to
  exercise of stock options                                          1,696
Dividends declared                                                              (25,840)
                                       ___________    _____        _______     _________
Balance, December 31, 1993             119,902,298    1,199        266,890     1,198,190


Net income                                                                       254,478
Adjustment for foreign currency
  translation
Issuance of shares to certain employees     19,293                     611
Amortization of unearned compensation
Shares repurchased and retired          (3,261,200)     (33)      (112,105)
Shares retired                             (16,000)                   (462)
Shares issued under employee stock
  purchase plans                           158,965        2          4,082
Shares issued upon exercise of stock
  options                                  352,255        4          6,172
Income tax reductions relating to
  exercise of stock options                                          2,765
Dividends declared                                                               (24,610)
                                       ___________    _____        _______     _________
Balance, December 31, 1994             117,155,611   $1,172       $167,953    $1,428,058

                                       ===========    =====        =======     =========


                                                                                 FOREIGN
                                                                                CURRENCY
                                                TREASURY          UNEARNED   TRANSLATION
                                                   STOCK      COMPENSATION    ADJUSTMENT
                                                ________      ____________   ___________

Balance, December 31, 1991                    $(603,241)           $  (74)      $ 9,616
Net income
Adjustment for foreign currency translation                                     (17,035)
Issuance of shares to certain employees                            (1,021)
Amortization of unearned compensation                                 484
Shares repurchased and retired
Shares issued under employee stock purchase
  plans
Shares issued upon exercise of stock options
Income tax reductions relating to exercise
  of stock options
Dividends declared
                                              _________             _____       _______
Balance, December 31, 1992                     (603,241)             (611)       (7,419)

Net income
Adjustment for foreign currency translation                                      (5,726)
Issuance of shares to certain employees                            (2,957)
Amortization of unearned compensation                                 292
Shares repurchased and retired
Shares issued under employee stock purchase
  plans
Shares issued upon exercise of stock options
Income tax reductions relating to exercise
  of stock options
Dividends declared
                                             _________             ______       _______
Balance, December 31, 1993                    (603,241)            (3,276)      (13,145)

Net income
Adjustment for foreign currency translation                                      12,306
Issuance of shares to certain employees                              (611)
Amortization of unearned compensation                                 827
Shares repurchased and retired
Shares retired                                                        462
Shares issued under employee stock purchase
  plans
Shares issued upon exercise of stock options
Income tax reductions relating to exercise
  of stock options
Dividends declared
                                               ________            ______        ______
Balance, December 31, 1994                    $(603,241)          $(2,598)      $  (839)
                                               ========            ======        ======



The accompanying notes are an integral part of the consolidated financial statements.

                                                    REEBOK INTERNATIONAL LTD.
Consolidated Statements of Cash Flows

Amounts in thousands
__________________________________________________________________________________________
Year ended December 31                                     1994       1993       1992
                                                           ____       ____       ____

Cash flows from operating activities:
   Net income                                          $254,478   $223,415   $114,818
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization                       32,228     25,209     27,214
     Amortization of intangibles                          4,345     10,052     16,587
     Minority interest                                    8,896      8,261      1,787
     Amortization of unearned compensation                  827        292        484
     Deferred income taxes                              (13,332)    17,470    (38,190)
     Special charges                                        -        8,449    155,000
     Gain on sale of CML common stock                       -          -      (29,648)
     Changes in operating assets and liabilities,
       exclusive of those arising from business
       acquisitions:
       Accounts receivable                              (64,786)   (44,682)   (27,598)
       Inventory                                        (81,948)   (84,020)   (39,135)
       Prepaid expenses                                  (7,752)     2,023      7,945
       Other                                            (15,789)   (23,012)    10,402
       Accounts payable and accrued expenses             35,211      6,035    (33,068)
       Income taxes payable                              20,236     (6,959)    21,006
                                                        _______    _______    _______
   Total adjustments                                    (81,864)   (80,882)    72,786
                                                        _______    _______    _______

Net cash provided by operating activities               172,614    142,533    187,604
                                                        _______    _______    _______

Cash flows from investing activities:
   Payments to acquire property and equipment           (61,839)   (26,628)   (36,513)
   Proceeds from sale of CML common stock                   -          -       31,648
   Payments for business acquisitions, net of
     cash acquired                                       (4,297)   (10,321)    (3,958)
   Proceeds from sale of businesses held for sale           -       36,500        -
                                                        _______    _______    _______
Net cash used for investing activities                  (66,136)      (449)    (8,823)
                                                        _______    _______    _______

Cash flows from financing activities:
   Net borrowings (repayments) of notes payable to banks 37,148     19,961     (5,930)
   Proceeds from issuance of common stock to employees   13,025      9,841     14,259
   Dividends paid                                       (24,827)   (26,276)   (27,300)
   Repayments of long-term debt                          (2,585)    (4,351)   (78,748)
   Proceeds from long-term debt                             -       20,000        -
   Repurchases of common stock                         (112,138)  (194,021)   (70,202)
                                                        _______    _______    _______
Net cash used for financing activities                  (89,377)  (174,846)  (167,921)
                                                        _______    _______    _______
Effect of exchange rate changes on cash                 (12,512)     6,723      9,809
                                                        _______    _______    _______
Net increase (decrease) in cash and cash equivalents      4,589    (26,039)    20,669
Cash and cash equivalents at beginning of year           79,347    105,386     84,717
                                                        _______    _______    _______
Cash and cash equivalents at end of year               $ 83,936   $ 79,347   $105,386
                                                        =======    =======    =======

Supplemental disclosures of cash flow information:
    Interest paid                                      $ 19,135   $ 24,348   $ 20,900
    Income taxes paid                                   135,060    132,456    148,783
                                                        =======    =======    =======


The accompanying notes are an integral part of the consolidated financial statements.

                                        REEBOK INTERNATIONAL LTD.

Notes to Consolidated Financial Statements
Dollar amounts in thousands, except per share data

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS ACTIVITY
The Company and its subsidiaries design and market sports and fitness products, including footwear and apparel, as well as footwear and apparel for non-athletic "casual" use, under various trademarks, including REEBOK, WEEBOK, THE PUMP, INSTAPUMP, Boks, the GREG NORMAN Logo, AVIA, ROCKPORT, and TINLEY.

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and accounts are eliminated in consolidation.

RECOGNITION OF REVENUES
Sales are recognized upon shipment of products.

ADVERTISING
Advertising production costs are expensed the first time the advertisement is run. Media (TV and print) placement costs are expensed in the month the advertising appears. Advertising expense (excluding cooperative advertising) amounted to $133,004, $125,027 and $158,980 for the years ended December 31, 1994, 1993 and 1992, respectively.

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

INTANGIBLES
Excess purchase price over the fair value of assets acquired is amortized using the straight line method over periods ranging from 5 to 40 years. Other intangibles are amortized using the straight line method over periods ranging from 3 to 40 years.

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

RECLASSIFICATION
Certain amounts in prior years have been reclassified to conform to the 1994 presentation.

2.  SPECIAL CHARGES

In December 1992, the Company's Board of Directors approved a plan which included offering for sale the Company's Boston Whaler, Inc. ("Boston Whaler") and Ellesse U.S.A., Inc. ("Ellesse") subsidiaries, a write-down of the carrying value of its Avia subsidiary, the planned consolidation and relocation of its performance apparel operation and certain other office relocations. In connection therewith, the Company recorded a $155,000 pre-tax special charge in 1992 for estimated costs and losses to be incurred. The sale of Boston Whaler was completed on July 30, 1993 and the sale of Ellesse was completed on September 28, 1993. In connection with the sales, the Company recorded an additional pre-tax special charge in 1993 of $8,449.

3.  PROPERTY AND EQUIPMENT

Property and equipment consist of the following:
_________________________________________________________________
December 31                                1994           1993
                                           ____           ____

Land                                   $ 32,243       $ 27,994
Buildings                                60,440         41,709
Machinery and equipment                 156,046        124,568
Leasehold improvements                   34,506         25,355
                                        _______        _______
                                        283,235        219,626
Less accumulated depreciation
  and amortization                      118,387         89,019
                                        _______        _______
                                       $164,848       $130,607
                                        =======        =======

4.  INTANGIBLES

Intangibles consist of the following:
_________________________________________________________________
December 31                                1994           1993
                                           ____           ____

Excess of purchase price over fair
value of assets acquired (net of
accumulated amortization of
$128,545 in 1994 and $126,316 in 1993) $ 49,811       $ 45,808

Other intangible assets:
   Purchased technology                  52,827         52,827
   Company tradename and trademarks      50,104         50,019
   Other                                 13,693         13,731
                                        _______        _______
                                        116,624        116,577
   Less accumulated amortization         70,239         68,123
                                        _______        _______
                                         46,385         48,454
                                        _______        _______
                                       $ 96,196       $ 94,262
                                        =======        =======


5.  SHORT-TERM BORROWINGS

The Company has various arrangements with numerous banks which provide an aggregate of approximately $762,000 of uncommitted facilities, substantially all of which are available to the Company's foreign subsidiaries. Of this amount, $211,000 is available for short-term borrowings and bank overdrafts, with the remainder available for letters of credit for inventory purchases. In addition to amounts reported as notes payable to banks, approximately $331,000 was outstanding for open letters of credit for inventory purchases at December 31, 1994.

On November 1, 1994, the Company replaced its existing $175,000 credit agreement with a $200,000 credit agreement which expires on October 31, 1995 and a $100,000 loan agreement which expires on October 31, 1999. These agreements, to the extent available, support the Company's commercial paper program under which it can issue up to $125,000.

The weighted average interest rate on notes payable to banks was 4.9% and 5.6% at December 31, 1994 and 1993, respectively.

6.  LEASING ARRANGEMENTS

The Company leases various offices, warehouses, retail store facilities and certain of its data processing and warehouse equipment under lease arrangements expiring between 1995 and 2008. Minimum annual rentals for the five years subsequent to December 31, 1994 and in the aggregate are as follows:

_________________________________________________________________
1995                                   $ 29,049
1996                                     20,966
1997                                     15,073
1998                                     12,803
1999                                     10,154
2000 and thereafter                      21,302
                                        _______
Total minimum lease obligations        $109,347
                                        =======


Total rent expense for all operating leases amounted to $29,167, $23,868 and $20,496 for the years ended December 31, 1994, 1993 and 1992, respectively.

7.  LONG-TERM DEBT

Long-term debt consists of the following:
_________________________________________________________________
December 31                                  1994         1993
                                             ____         ____

9.75% debentures due September 15, 1998,
  with interest payable semiannually on
  March 15 and September 15              $ 99,645     $ 99,549

Medium-term notes, bearing interest at
  rates approximating 6%, due February
  11, 1998, with interest payable
  semiannually on February 15 and
  August 15                                20,000       20,000

Bank and other notes payable               17,344       17,667
                                          _______      _______
                                          136,989      137,216
Less current portion                        5,190        3,009
                                          _______      _______
                                         $131,799     $134,207
                                          =======      =======

Maturities of long-term debt during the five-year period ending
December 31, 1999 are $5,190 in 1995, $4,316 in 1996, $3,758 in
1997, $123,313 in 1998, and $88 in 1999.

Land and buildings, having a net book value of $24,168 at December 31, 1994, are pledged as collateral for certain bank notes payable.

8.  EMPLOYEE BENEFIT PLANS

The Company sponsors defined contribution retirement plans covering substantially all of its domestic employees and certain employees of its foreign subsidiaries. Contributions are determined at the discretion of the Board of Directors. Aggregate contributions made by the Company to the plans and charged to operations in 1994, 1993 and 1992 were $13,660,
 $11,833 and $8,536 respectively.

9.  STOCK PLANS

The Company has various stock option plans which provide for the grant of options to purchase shares of the Company's common stock to key employees, other persons or entities who make significant contributions to the success of the Company, and eligible members of the Company's Board of Directors. The Board of Directors approved the 1994 Equity Incentive Plan on December

15, 1993 which replaced three of the Company's existing stock option and stock bonus plans. Under this new Equity Incentive Plan, options may be incentive stock options or "non-qualified options" under applicable provisions of the Internal Revenue Code. The exercise price of any stock option granted may not be less than fair market value at the date of grant except in certain limited circumstances. The exercise period cannot exceed ten years from the date of grant. The vesting schedule for options granted under the 1994 Equity Incentive Plan is determined by the Compensation Committee of the Board of Directors. With respect to the Plan for Directors, grants vest in equal annual installments over three years.

The following schedule summarizes the changes in stock options during the three years ended December 31, 1994:

_______________________________________________________________________________
                                      NUMBER OF SHARES UNDER OPTION
                                      _____________________________
                            INCENTIVE       NON-QUALIFIED   OPTION
                            STOCK OPTIONS   STOCK OPTIONS   PRICE PER SHARE

Outstanding at December 31, 1991    3,516       5,848,755     1.42-30.63
Granted                               -           544,000    21.38-39.77
Exercised                          (3,516)       (538,097)    1.42-20.46
Cancelled                             -          (343,520)   10.63-31.25
                                  _________     _________
Outstanding at December 31, 1992      -         5,511,138     8.75-39.77
Granted                               -         1,605,800    11.38-41.74
Exercised                             -          (310,730)    8.75-27.63
Cancelled                             -          (399,240)   11.38-33.25
                                  _________     _________
Outstanding at December 31, 1993      -         6,406,968     8.75-41.74
Granted                               -           212,797    28.88-38.88
Exercised                             -          (352,255)    8.75-33.25
Cancelled                             -          (387,935)   11.38-41.74
                                  ________      _________
Outstanding at December 31, 1994      -         5,879,575     8.75-39.77
                                  ========      =========    ===========


At December 31, 1994 and 1993, options to purchase 3,241,684 and
2,485,340 shares of common stock were exercisable, and 4,351,514 and 5,785,355 options, respectively, were available for future grants under the Company's stock option plans.

The 1994 Equity Incentive Plan also provides for the Company to grant restricted stock to key employees, and other persons or entities who make significant contributions to the success of the Company. The vesting schedule for restricted stock granted under this Plan is determined by the Compensation Committee of the Board of Directors.

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

During 1994, 1993 and 1992, respectively, 158,965, 149,977, and
152,310 shares were issued pursuant to these plans.

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

At December 31, 1994, 11,176,621 shares of common stock were reserved for issuance under the Company's various stock plans and 92,121,330 shares were reserved for issuance under the shareholders' rights plan.

10.  ACQUISITION OF COMMON STOCK

On October 4, 1994, the Board of Directors authorized the repurchase of up to an additional $200,000 in Reebok common stock in open market or privately-negotiated transactions. This authorization was in addition to the $200,000 share repurchase programs adopted by the Company in July 1992 and July 1993. As of December 31, 1994, the Company had approximately $223,600 available for future repurchases of common stock under these programs.

11.  FINANCIAL INSTRUMENTS

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

The carrying amounts and fair value of the Company's financial instruments are as follows:

_______________________________________________________________________________
                                      Carrying                  Fair
                                       Amount                   Value
                                      ________                  _____
December 31                       1994       1993          1994       1993
                                  ____       ____          ____       ____

Long-term debt                $136,989   $137,216      $139,842   $146,504
Unrealized gains (losses) on
  foreign currency exchange
  contracts                     (2,152)     1,662          (179)     4,516

The Company enters into forward currency exchange contracts to hedge its exposure for merchandise purchased in U.S. dollars that will be sold to customers in other currencies. Realized and unrealized gains and losses on these contracts are included in net income except that gains and losses on contracts which hedge specific foreign currency commitments are deferred and accounted for as a part of the transaction.

The Company also uses forward currency exchange contracts to hedge significant intercompany assets and liabilities denominated in other than the functional currency. Contracts used to hedge intercompany balances are marked to market and the resulting transaction gain or loss is included in the determination of net income. Foreign currency gains or losses included in net income for the years ended December 31, 1994, 1993 and 1992 were not significant.

At December 31, 1994, the Company had forward currency exchange contracts, all having maturities of less than one year, with a notional amount aggregating $306 million. Deferred gains on these contracts at December 31, 1994 and 1993, approximated $2 million and $2.9 million, respectively.

12.  OTHER INCOME

Other income in 1992 included a gain of $29,648 resulting from the sale of 1,161,403 shares of common stock of CML acquired upon the exercise of a warrant obtained as part of the October 1989 purchase of Boston Whaler.

13.  INCOME TAXES
The components of income before income taxes are as follows:
_________________________________________________________________
                                 1994        1993        1992
                                 ____        ____        ____

   Domestic                  $171,166    $141,428    $ 22,453
   Foreign                    237,306     221,819     235,511
                              _______     _______     _______
                             $408,472    $363,247    $257,964
                              =======     =======     =======


The provision for income taxes consists of the following:
_________________________________________________________________
                                 1994        1993        1992
                                 ____        ____        ____
Current:
   Federal                   $ 66,879    $ 39,725    $ 68,456
   State                       16,607      14,082      15,588
   Foreign                     83,840      68,555      97,292
                              _______     _______     _______
                              167,326     122,362     181,336
                              _______     _______     _______

Deferred:
   Federal                     (3,038)     16,244     (23,868)
   State                         (303)       (310)     (1,100)
   Foreign                     (9,991)      1,536     (13,222)
                              _______     _______     _______
                              (13,332)     17,470     (38,190)
                              _______     _______     _______
                             $153,994    $139,832    $143,146
                              =======     =======     =======

In 1992, deferred tax credits attributable to special charges approximated $16,200.

Undistributed earnings of the Company's foreign subsidiaries amounted to approximately $316,099, $215,559 and $161,421 at December 31, 1994, 1993 and 1992, respectively. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes and foreign withholding taxes, less an adjustment for applicable foreign tax credits. Determination of the amount of U.S. income tax liability that would be incurred is not practicable because of the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credits would be available to reduce some portion of any U.S.
income tax liability.

Income taxes computed at the federal statutory rate differ from amounts provided as follows:
_________________________________________________________________

                                       1994       1993     1992
                                       ____       ____     ____

Tax at statutory rate                  35.0%      35.0%    34.0%
State taxes, less federal tax effect    2.6        2.5      3.7
Effect of tax rates of foreign
  subsidiaries and joint ventures      (1.3)       (.8)     2.1
Amortization of intangibles              .5         .6       .8
Special charges                         -          -       13.9
Other, net                               .9        1.2      1.0
                                       ____       ____     ____
Provision for income taxes             37.7%      38.5%    55.5%
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

As permitted by Statement 109, the Company did not to restate the financial statements of any prior years. The effect of the change on net income for 1993 was not material.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Deferred taxes are attributable to the following temporary
differences at December 31:
_________________________________________________________________
                                       1994      1993
                                       ____      ____

   Inventory                        $34,757   $27,595
   Accounts receivable               27,825    26,252
   Other - net                        6,784     2,187
                                     ______    ______
                                    $69,366   $56,034
                                     ======    ======

14.  OPERATIONS BY GEOGRAPHIC AREA

Sales to unaffiliated customers, net income and identifiable assets by geographic area are summarized below:
_________________________________________________________________
                              1994         1993         1992
                              ____         ____         ____

Sales:
   United States        $1,974,904   $1,775,496   $1,982,153
   United Kingdom          506,658      434,249      414,745
   Europe                  502,029      465,770      425,451
   Other countries         296,827      218,385      200,278
                         _________    _________    _________
                        $3,280,418   $2,893,900   $3,022,627
                         =========    =========    =========

Net income:
   United States          $126,916     $ 98,692     $   (852)
   United Kingdom           62,949       65,734       75,112
   Europe                   28,290       34,575       24,964
   Other countries          36,323       24,414       15,594
                           -------      -------      -------
                          $254,478     $223,415     $114,818
                         =========    =========    =========

Identifiable assets:
   United States        $  963,462   $  916,962   $  929,495
   United Kingdom          282,795      152,206      172,012
   Europe                  221,771      146,541       95,384
   Other countries         181,433      176,002      148,455
                         ---------    ---------    ---------
                        $1,649,461   $1,391,711   $1,345,346
                         =========    =========    =========


There are various differences between income before income taxes for domestic and foreign operations as shown in Note 13 and net income shown above.

15.  CONTINGENCIES

On February 5, 1993, a lawsuit was filed against the Company and its then wholly owned subsidiary Ellesse U.S.A., Inc., in the United States District Court for the District of Massachusetts.
A second related lawsuit was filed on August 10, 1993 in the United States District Court for the District of Massachusetts.
These two cases have been consolidated. Both complaints allege, among other things, that the Company breached an agreement with the plaintiff and misappropriated trade secrets in connection with the development of the Company's THE PUMP inflatable technology and its procurement of its patent for the basic THE
PUMP technology. The complaint requests a declaratory judgment stating that the plaintiff is the owner/inventor of the Company's
THE PUMP patent, an assignment of the Company's patent, recovery of the Company's profits and other substantial damages from the Company.

On July 1, 1993, a lawsuit was filed against the Company in the Central District of Los Angeles County Superior Court and subsequently moved to the United States District Court for the District of California. The complaint alleges, among other things, fraud, misappropriation and conversion, unfair competition, tortious interference with prospective economic advantage in connection with the development of the Company's THE
PUMP technology and patent infringement. The complaint requests compensatory damages, punitive damages, costs and attorneys' fees.

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












Quarterly Results of Operations

Amounts in thousands, except per share data
___________________________________________________________________________
                                  First    Second     Third    Fourth
                                 Quarter   Quarter   Quarter   Quarter

Year ended December 31, 1994

Net sales                       $857,366  $776,753  $937,148  $709,151
Gross profit                     337,522   307,774   375,330   293,654
Net income                        65,789    51,008    84,655    53,026
Net income per common share         .77       .60      1.01       .64
Cash dividends per common share     .075      .075      .075      .075


Year ended December 31, 1993

Net sales                       $825,220  $657,613  $808,493  $602,574
Gross profit                     335,381   267,282   322,644   248,724
Net income                        67,769    41,028    63,933    50,685
Net income per common share         .74       .46       .74       .59
Cash dividends per common share     .075      .075      .075      .075



Net income for the third quarter of 1993 includes an after-tax special charge of $7,037 ($.08 per share).












Report of Management

FINANCIAL STATEMENTS
The management of Reebok International Ltd. and its subsidiaries has prepared the accompanying financial statements and is responsible for their integrity and fair presentation. The statements, which include amounts that are based on management's best estimates and judgments, have been prepared in conformity with generally accepted accounting principles and are free of material misstatement. Management has also prepared other information in the annual report and is responsible for its accuracy and consistency with the financial statements.

INTERNAL CONTROL SYSTEM
Reebok International Ltd. and its subsidiaries maintain a system of internal control over financial reporting, which is designed to provide reasonable assurance to the Company's management and Board of Directors as to the integrity and fair presentation of the financial statements. Management continually monitors the system of internal control for compliance, and actions are taken to correct deficiencies as they are identified. Even an effective internal control system, no matter how well designed, has inherent limitations--including the possibility of the circumvention or overriding of controls--and therefore can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, internal control system effectiveness may vary over time.

The Company maintains an internal auditing program that monitors and assesses the effectiveness of the internal controls system and recommends possible improvements thereto. The Company's accompanying financial statements have been audited by Ernst &
Young LLP, independent auditors, whose audit was made in accordance with generally accepted auditing standards and included a review of the system of internal accounting controls to the extent necessary to determine the audit procedures required to support their opinion on the consolidated financial statements. Management believes that, as of December 31, 1994, the Company's system of internal control is adequate to accomplish the objectives discussed herein.

Reebok International Ltd.,


/S/ PAUL FIREMAN
Paul Fireman
Chairman
President and Chief Executive Officer


/S/ PAUL R. DUNCAN
Paul R. Duncan
Executive Vice President and Chief Financial Officer



                             SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                        REEBOK INTERNATIONAL LTD.
                                         (Amounts in thousands)

                                        Balance at   Charged to  Charged to  Deductions      Balance at
                                        Beginning    Costs and   Other       From            End of
DESCRIPTION                             of Period    Expenses    Accounts    Allowances (a)  Period
-------------------------------------   ----------   ----------  ----------  ----------      ----------

YEAR ENDED DECEMBER 31, 1994
Reserves and allowances deducted
from asset accounts:
   Allowance for doubtful accounts         $46,455       $6,691                  $8,284         $44,862

YEAR ENDED DECEMBER 31, 1993
Reserves and allowances deducted
from asset accounts:
   Allowance for doubtful accounts          43,224        8,562                   5,331          46,455



YEAR ENDED DECEMBER 31, 1992
Reserves and allowances deducted
from asset accounts:
   Allowance for doubtful accounts           44,751      13,854                  15,381          43,224



(a) Uncollectible accounts written off, net of recoveries


                                EXHIBIT INDEX


EXHIBIT                                          LOCATION


3.1  Restated Articles of Organization        Incorporated by
     of the Company, as amended               reference

3.2  By-laws, as amended                      Incorporated by
                                              reference

4.1  Indenture, dated September 15, 1988,     Incorporated by
     between Reebok International Ltd.        reference
     and Citibank N.A., as Trustee

4.2  First Supplemental Indenture,            Incorporated by
     dated as of January 22, 1993,            reference
     between Reebok International Ltd.
     and Citibank N.A., as Trustee

4.3  Common Stock Rights Agreement dated      Incorporated by
     as of June 14, 1990 between the          reference
     Company and The First National Bank
     of Boston, as Rights Agent, as amended

10.1 Distributorship Agreement between        Incorporated by
     Reebok International Limited and         reference
     the Company

10.2 Trademark License Agreement between      Incorporated by
     Reebok International Limited and the     reference
     Company

10.3 Continuing Letter of Credit Agreement,   Incorporated by
     dated August 1, 1989, between the        reference
     Company and State Street Bank and
     Trust Company; and Letter Agreement
     between The Rockport Company, Inc.
     and Norwest Bank, Master Security
     Agreement for Irrevocable Documentary
     Letters of Credit and Guarantee of the
     Company, all dated August 1,1989

10.4 Credit Facility Agreement between        Incorporated by
     Reebok International Limited and         reference
     Citibank dated November 7, 1991

10.5 Lease Agreement dated March 1, 1988      Incorporated by
     between Reebok International Ltd. and    reference
     North Stoughton Industrial Park
     Development Trust

                                EXHIBIT INDEX

EXHIBIT                                          LOCATION

10.6  Amendments to Lease Agreement            Filed herewith
      dated March 1, 1988 between
      Reebok International Ltd. and
      North Stoughton Industrial Park
      Development Trust

10.7  Purchase and Sale Agreement between      Incorporated by
      Reebok International Ltd. and Pentland   reference
      Group plc dated March 8, 1991

10.8  Agreements with various banks in Hong    Incorporated by
      Kong reflecting arrangements for letter reference of credit facilities

10.9  Third Amended and Restated Master        Filed herewith
      Agreement between the Company and
      Bank of America Oregon dated as
      of July 1, 1993, as amended

10.10 $200,000,000 Credit Agreement and        Incorporated by
      $100,000,000 Loan Agreement, each        reference
      dated as of November 1, 1994, among
      the Company, the Lenders named therein
      and Credit Suisse as Administrative
      Agent and Arranger

10.11 Reebok International Ltd. 1994 Equity    Filed herewith
      Incentive Plan

10.12 Reebok International Ltd. Equity and     Filed herewith
      Deferred Compensation Plan for Directors

10.13 Reebok International Ltd. 1985 Stock     Incorporated by
      Option Plan, as amended                  reference

10.14 Reebok International Ltd. 1987 Stock     Incorporated by
      Option Plan for Directors, as amended    reference

10.15 Reebok International Ltd. 1987 Stock     Incorporated by
      Bonus Plan                               reference

10.16 Reebok International Ltd. Excess         Incorporated by
      Benefits Plan                            reference

10.17 Stock Option Agreement with Paul         Incorporated by
      B. Fireman                               reference

                                EXHIBIT INDEX

EXHIBIT                                          Location

10.18 Split-Dollar Life Insurance Agreement    Incorporated by
      with Paul B. Fireman                     reference

10.19 Contingent Severance Agreement with      Incorporated by
      Paul R. Duncan                           reference

10.20 Employment Agreement with John H.        Incorporated by
      Duerden                                  reference

10.21 Contingent Severance Agreement with      Incorporated by
      John H. Duerden                          reference

10.22 Change of Control Agreement with         Incorporated by
      John B. Douglas III                      reference

10.23 Employment Agreement with Kenneth        Incorporated by
      Watchmaker                               reference

10.24 Change of Control Agreement with         Incorporated by
      Kenneth Watchmaker                       reference

10.25 Supplemental Retirement Program for      Incorporated by
      Kenneth Watchmaker                       reference

10.26 Employment Agreement with Roberto        Incorporated by
      Muller                                   reference

10.27 Contingent Severance Agreement with      Incorporated by
      Angel Martinez                           reference

10.28 Lease with Angel Martinez                Incorporated by
                                               reference

11.  Statement Re Computation of Per           Filed herewith
     Share Earnings

12.  Statement Re Computation of Ratio         Filed herewith
     of Earnings to Fixed Charges

21.1 List of Subsidiaries of the Company       Filed herewith

23.1 The consent of Ernst & Young LLP          Filed herewith

27.  Financial Data Schedule                   Filed herewith