Form 10-Q
period 1995-03-31
REEBOK INTERNATIONAL LTD
filed 1995-05-10
CIK 770949

FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549


          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934


  For the quarterly period ended March 31, 1995

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

  Yes  (X)       No  (  )

  The number of shares outstanding of registrant's common stock, par value $.01 per share, at May 8, 1995, was 79,849,576 shares.

REEBOK INTERNATIONAL LTD.


INDEX

PART I.    FINANCIAL INFORMATION:

Item 1     Financial Statements (Unaudited)

           Consolidated Balance Sheets - March 31, 1995 and
             1994, and December 31, 1994 . . . . . . . . . .  2-3

           Consolidated Statements of Income - Three
             Months ended March 31, 1995 and 1994. . . . . .    4

           Consolidated Statements of Cash Flows -  Three
             Months Ended March 31, 1995 and 1994. . . . . .  5-6

           Notes to Consolidated Financial Statements  . . .  7-8


Item 2

           Management's Discussion and Analysis of Results
             Of Operations and Financial Condition . . . . . 9-12


Part II.   OTHER INFORMATION:

Item 1     Legal Proceedings . . . . . . . . . . . . . . . .   13

Items 2-3  Not Applicable  . . . . . . . . . . . . . . . . .   13

Item 4     Submission of Matters to a Vote of Security
             Holders . . . . . . . . . . . . . . . . . . . .   14

Item 5     Not Applicable . . . . . . . . . . . . . . . . . .  14


Item 6     Exhibits and Reports on Form 8-K  . . . . . . . .   14

               REEBOK INTERNATIONAL LTD. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS


                                     March 31,         December 31,
                                   1995      1994         1994
                              __________  __________   ___________

                                    (Amounts in thousands)

Current assets:
  Cash and cash equivalents   $   64,980   $  65,989   $   83,936
  Accounts receivable, net
    of allowance for doubtful
    accounts (1995, $45,487;
    March 1994, $48,938;
    December 1994, $44,862)      738,125     615,462      532,475
  Inventory                      635,920     512,623      624,625
  Deferred income taxes           73,660      59,892       66,456
  Prepaid expenses                29,352      27,911       29,952
                              __________  __________   __________

    Total current assets       1,542,037   1,281,877    1,337,444
                              __________  __________   __________

Property and equipment, net      180,745     134,169      164,848

Non-current assets:
  Intangibles, net of
    amortization                  98,639      96,156       96,196
  Deferred income taxes            4,256          -         2,910
  Other                           45,008      32,792       48,063
                              __________  __________   __________

                                 147,903     128,948      147,169
                              __________  __________   __________

                              $1,870,685  $1,544,994   $1,649,461
                              ==========  ==========   ==========

               REEBOK INTERNATIONAL LTD. AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEETS (Continued)

                                     March 31,        December 31,
                                   1995      1994         1994
                              __________  __________   __________

                         (Amounts in thousands, except share data)

Current liabilities:
  Notes payable to banks      $   87,309  $   45,105   $   63,837
  Commercial paper                65,000      62,000         -
  Current portion of
    long-term debt                 5,148       3,263        5,190
  Accounts payable               180,097     150,253      170,622
  Accrued expenses               189,782     143,590      157,479
  Income taxes payable           129,272     109,737      102,392
  Dividends payable                6,066       6,197        6,068
                              __________  __________   __________
    Total current liabilities    662,674     520,145      505,588
                              __________  __________   __________
Long-term debt, net of
  current portion                135,728     133,373      131,799

Deferred income taxes               -             71         -

Minority interest                 26,180      16,192       21,569

Commitments and contingencies

Stockholders' equity:
  Common stock, par value $.01;
   authorized 250,000,000 shares;
   issued 1995, 116,614,838;
   issued March 31, 1994,
   118,894,897; issued December 31,
   1994, 117,155,611               1,166       1,189        1,172
  Additional paid-in capital     145,382     232,431      167,953
  Retained earnings            1,487,909   1,257,768    1,428,058
  Less 36,210,902 shares in
    treasury at cost            (603,241)   (603,241)    (603,241)
  Unearned compensation           (2,898)     (3,128)      (2,598)
  Foreign currency translation
    adjustment                    17,785      (9,806)        (839)
                              __________  __________   __________
                               1,046,103     875,213      990,505
                              __________  __________   __________
                              $1,870,685  $1,544,994   $1,649,461
                              ==========  ==========   ==========


The accompanying notes are an integral part of the consolidated financial statements.

                    REEBOK INTERNATIONAL LTD. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF INCOME
                       (In thousands except per share data)
                                   (Unaudited)

                                                 Three Months Ended
                                                       March 31,
                                                 ____________________
                                                    1995        1994*
                                                    ____        ____

Net sales                                        $ 935,478    $ 857,366
Other income (expense)                               1,138          253
                                                 _________    _________

                                                   936,616      857,619

Costs and expenses:
  Cost of sales                                    557,399      519,844
  Selling, general and
    administrative expenses                        265,263      223,719
  Amortization of intangibles                        1,002        1,136
  Minority interest                                  3,377        2,682
  Interest expense                                   6,561        5,237
  Interest income                                   (2,792)      (1,111)
                                                 _________    _________
                                                   830,810      751,507
                                                 _________    _________
Income before income taxes                         105,806      106,112

Income taxes                                        39,889       40,323

                                                 _________    _________

Net income                                       $  65,917    $  65,789
                                                 =========    =========

Net income per common share                      $    0.80    $    0.77
                                                 =========    =========

Dividends per common share                       $    .075    $    .075
                                                 =========    =========
Weighted average common and
  common equivalent shares
  outstanding
                                                    82,602       85,320
                                                 =========    =========

*  Certain amounts have been reclassified to permit comparisons.

The accompanying notes are an integral part of the consolidated financial statements.

                  REEBOK INTERNATIONAL LTD. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)

                                                    Three Months Ended
                                                        March 31,
                                                    ________________
                                                    1995        1994
                                                    ____        ____
                                               (Amounts in thousands)

Cash flows from operating activities:
  Net income                                   $   65,917  $   65,789
  Adjustments to reconcile net income
    to net cash provided by
    operating activities:
     Depreciation and amortization                  9,766       7,098
     Amortization of intangibles                    1,002       1,136
     Minority interest, net of dividends paid       3,377       1,902
     Amortization of unearned compensation          1,118         148
     Deferred income taxes                         (8,173)     (3,577)
     Changes in operating assets and
      liabilities, exclusive of those arising
      from business acquisitions:
       Accounts receivable                       (185,572)   (153,609)
       Inventory                                    9,483       3,631
       Prepaid expenses                             1,337      (6,264)
       Other                                      (12,426)      1,833
       Accounts payable                             2,241       8,245
       Accrued expenses                            30,237        (628)
       Income taxes payable                        26,114      28,012
                                               __________  __________
         Total adjustments                       (121,496)   (112,073)
                                               __________  __________

Net cash used for operating activities            (55,579)    (46,284)

                                               __________  __________
Cash flows from investing activities:
  Payments to acquire property and
   equipment                                      (19,452)     (8,757)

  Payments for business acquisitions               (2,305)       -
                                               __________  __________



Net cash used for investing activities            (21,757)     (8,757)
                                               __________  __________

                  REEBOK INTERNATIONAL LTD. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)

                                                      Three Months Ended
                                                           March 31,
                                                      ___________________
                                                       1995       1994
                                                       ____       ____
                                                   (amounts in thousands)

Cash flows from financing activities:
  Net borrowings of notes payable to banks           16,209      20,516
  Proceeds from issuance of commercial paper         65,000      62,000
  Net borrowings (repayments) of long-term debt       2,146      (1,732)
  Proceeds from issuance of common stock to
    employees                                         2,246       2,774
  Dividends paid                                     (6,068)     (6,299)
  Repurchases of common stock                       (26,241)    (37,243)
                                                    ________   _________

Net cash provided by financing activities            53,292      40,016
                                                    ________   _________

Effect of exchange rate changes on cash
  and cash equivalents                                5,088       1,667
                                                    ________   _________

Net decrease in cash and cash equivalents           (18,956)    (13,358)
                                                    ________   _________

Cash and cash equivalents at beginning of period     83,936      79,347
                                                    ________   _________

Cash and cash equivalents at end of period         $ 64,980    $ 65,989
                                                    ========   =========

Supplemental disclosures of cash flow information:

                                                       1995       1994
                                                       ____       ____

Cash paid during the period for:
  Interest                                          $  8,499   $  7,615
  Income taxes                                        13,009     11,826


The accompanying notes are an integral part of the consolidated financial statements.

                REEBOK INTERNATIONAL LTD. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - BASIS OF PRESENTATION
______________________________

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994.

NOTE 2 - CONTINGENCIES
______________________________

  Reference is made to Item 3. Legal Proceedings in the Company's Annual Report on Form 10-K, dated March 30, 1995 for a description of Byron A. Donzis v. Reebok International Ltd. et al., Stutz Motor Car of America, Inc. v. Reebok International Ltd., and Marshall Verano v. Reebok International Ltd.

  The Company and its Rockport subsidiary have entered into consent decrees with both the Federal Trade Commission (FTC) and the National Association of Attorneys General (NAAG), which represents the Attorney General in all fifty states, in order to resolve issues arising from the pricing policies announced in 1992 by Reebok and Rockport. Both policies have since been discontinued. In entering into the agreements, the Company did not admit any past wrongdoing or liability, and agreed not to violate the anti-trust laws in the future; the agreement with NAAG calls for a payment of $9.5 million, $1.5 million of which will go towards the cost of administering the settlement, and the balance of $8 million will be deployed for public works, such as the refurbishment of public athletic facilities and provision of needed athletic equipment to deserving organizations across the country.

_______________________________


  Although the Company did not believe that the investigation by the FTC and the NAAG established any evidence of wrongdoing by Reebok and Rockport, the Company decided to enter into the consent decrees to avoid the considerable expense of protracted litigation. The costs of the settlement have been fully provided for in the Company's prior years' financial statements.

                 REEBOK INTERNATIONAL LTD. AND SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               RESULTS OF OPERATIONS AND FINANCIAL CONDITION



  The following table shows the percentage which amounts in the Consolidated Statements of Income bear to net sales:

                                              Percentage of Net Sales
                                              _______________________

                                               Three Months Ended
                                                   March 31,
                                               __________________
                                               1995        1994
                                               ____        ____


Net sales                                      100.0%       100.0%
Other income (expense)                            .1          (.0)
                                              ______       ______

                                               100.1        100.0

Costs and expenses:
  Cost of sales                                 59.6         60.6
  Selling, general and
   administrative expenses                      28.4         26.1
  Amortization of intangibles                     .1           .1
  Minority interest                               .3           .3
  Interest expense                                .7           .6
  Interest income                                (.3)         (.1)
                                              ______       ______

                                                88.8         87.6
                                              ______       ______

Income before income taxes                      11.3         12.4

Income taxes                                     4.3          4.7
                                              ______       ______

Net income                                       7.0%         7.7%
                                              ======       ======

                   REEBOK INTERNATIONAL LTD. AND SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Operating Results
_________________

First Quarter 1995 Compared to First Quarter 1994
_________________________________________________

  Net sales for the quarter ended March 31, 1995 increased by $78.1 million, 9.1% over the level reported for the first quarter of 1994. The Reebok Division's worldwide sales were $818.7 million, an increase of 10.0% from $744.0 million in 1994. The Reebok Division's U.S. footwear sales increased 5.7% to $388.9 million from $368.0 million in 1994. This increase is attributed primarily to increases in the children's, classics, baseball and basketball categories, as well as increases in our retail store sales, which were partially offset by decreases in some categories, particularly the performance running category. The Reebok Division's U.S. apparel sales increased by 28.9% to $44.5 million from $34.5 million in 1994. The Reebok Division's International sales (including both footwear and apparel) were $385.4 million in 1995, an increase of 12.8% from $341.5 million in 1994. Changes in foreign exchange rates had a $24.9 million positive effect on the Reebok Division's International sales. On a local currency basis, eliminating the impact of foreign currency exchange changes, Germany, Italy, Spain and Canada had increases in sales, whereas France, Japan, Austria and Holland experienced decreased sales.

  Rockport sales increased by 18.7% to $84.6 million from $71.2 million in 1994. This increase is due to an increase in the number of pairs shipped. Avia sales decreased by 23.6% to $32.2 million from $42.1 million in 1994. The decrease in Avia's sales is due to decreases in both domestic and international sales. The decrease in Avia's
U.S. sales is attributed primarily to decreases in the aerobics and cross training categories.

  The increase in gross margin from 39.4% in 1994 to 40.4% in 1995 is mainly due to lower markdowns in the Reebok
Division's U.S. footwear business.

     Selling, general and administrative expenses increased as a percentage of sales from 26.1% in 1994 to 28.4% in 1995 partly due to increased spending for sports promotions, the continuing increased investments in information systems, as well as higher distribution costs. The increased investments in information systems are expected to continue over the next few years. The Company is currently reviewing its spending to reduce its selling, general and administrative expenses as a percentage of sales.

     Minority interest represents the minority shareholders' proportionate share of the net income of the Company's
Japanese, Spanish, Korean and South African subsidiaries.

  The effective tax rate decreased from 38.0% in 1994 to 37.7% in 1995 due to a change in the geographic mix of worldwide income.

  Year-to-year earnings per share comparisons benefited from the share repurchase programs. Weighted average common shares outstanding for the quarter ended March 31, 1995 declined to 82.6 million shares, compared to 85.3 million shares for the first quarter of 1994.

Liquidity and Sources of Capital
________________________________

  The Company's financial position remains strong.  Working
capital increased by $117.6 million, or 15.4% from the same
period a year ago.  The current ratio at       March 31,
1995 was 2.3 to 1, as compared to 2.6 to 1 at December 31, 1994 and 2.5 to 1 at March 31, 1994.

  Accounts receivable increased from March 31, 1994 by $122.7 million, or 19.9%, well above the sales increase for the first quarter of 1995. Approximately $38.1 million of this year-to-year increase is due to changes in foreign currency exchange rates. Dating programs in some growth categories such as baseball and golf have caused accounts receivable to increase due to longer collection periods. Inventory increased by $123.3 million from March 31, 1994, reflecting increases in most divisions. Approximately $31.3 million of the year-to-year increase is due to changes in foreign currency exchange rates. Approximately $16.0 million of the increase reflected inventories held by subsidiaries that the Company acquired since the end of the first quarter of 1994. The increase in inventory can be partly attributed to the growth in the Company's retail business. As more business is done through company-owned factory-direct outlets, inventory will increase relative to sales growth.

     During the twelve months ended March 31, 1995, cash and cash equivalents decreased by $1.0 million, and outstanding borrowings increased by $49.4 million, while $26.2 million of common stock was repurchased. Cash used for operations during 1995's first three months was $55.6 million. Cash generated from operations, together with the Company's presently available financing sources, is expected to adequately finance the Company's current and planned cash requirements, including the remaining $197.4 million in share repurchases authorized by the Board of Directors. By March 31, 1995, the Company had repurchased 12,556,600 shares at an average price of $32.06 since the share repurchase programs began in July 1992.

                     PART II  -  OTHER INFORMATION


Item 1  -  Legal Proceedings

Reference is made to Item 3. Legal Proceedings in the Company's Annual Report on Form 10-K, dated March 30, 1995 for a description of Byron A. Donzis v. Reebok International Ltd.
et al., Stutz Motor Car of America, Inc. v. Reebok
International Ltd., and Marshall Verano v. Reebok International
Ltd.

The Company and its Rockport subsidiary have entered into consent decrees with both the Federal Trade Commission (FTC) and the National Association of Attorneys General (NAAG), which represents the Attorney General in all fifty states, in order to resolve issues arising from the pricing policies announced in 1992 by Reebok and Rockport. Both policies have since been discontinued. In entering into the agreements, the Company did not admit any past wrongdoing or liability, and agreed not to violate the anti-trust laws in the future; the agreement with NAAG calls for a payment of $9.5 million, $1.5 million of which will go towards the cost of administering the settlement, and the balance of $8 million will be deployed for public works, such as the refurbishment of public athletic facilities and provision of needed athletic equipment to deserving organizations across the country.

Although the Company did not believe that the investigation by the FTC and the NAAG established any evidence of wrongdoing by Reebok and Rockport, the Company decided to enter into the consent decrees to avoid the considerable expense of protracted litigation. The costs of the settlement have been fully provided for in the Company's prior years' financial statements.

Items 2  -  3

Not applicable

Item 4  -  Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on May 2,
1995. At the Annual Meeting, the following proposals were approved:

  1. Four Class II members of the Board of Directors were elected by shareholders as follows (there were no abstentions nor broker non-votes):

                           Number of           Number of
  Name of                  Votes Cast          Votes
  Director                     FOR             WITHHELD
  _________                ___________         __________

  Paul R. Duncan            71,747,814            465,380
  William F. Glavin         72,031,119            182,075
  Richard G. Lesser         72,042,252            170,942
  William M. Marcus         72,040,764            172,430

Item 5

Not applicable

Item 6

(a)    Exhibits:

       11.  Statement Re Computation of Per Share Earnings

  27.  Financial Data Schedule

(b) Reports on Form 8-K: There were no reports on Form 8-K filed during the quarter ended March 31, 1995.

                               SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:   May 10, 1995




                                    REEBOK INTERNATIONAL LTD.

                              BY:   /s/ PAUL R. DUNCAN
                                    _________________________
                                    Paul R. Duncan
                                    Executive Vice President and
                                    Chief Financial Officer