Form 10-Q
period 1995-06-30
REEBOK INTERNATIONAL LTD
filed 1995-08-10
CIK 770949

FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549


          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934


  For the quarterly period ended June 30, 1995

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

  Yes  (X)       No  (  )

  The number of shares outstanding of registrant's common stock, par value $.01 per share, at August 8, 1995, was 78,410,156 shares.

REEBOK INTERNATIONAL LTD.


INDEX

PART I.    FINANCIAL INFORMATION:

Item 1     Financial Statements (Unaudited)

           Consolidated Balance Sheets - June 30, 1995 and
             1994, and December 31, 1994 . . . . . . . . . .  2-3

           Consolidated Statements of Income - Three and
             Six Months Ended June 30, 1995 and 1994 . . . .    4

           Consolidated Statements of Cash Flows -  Six
             Months Ended June 30, 1995 and 1994 . . . . . .  5-6

           Notes to Consolidated Financial Statements  . . .  7-8


Item 2

           Management's Discussion and Analysis of Results
             Of Operations and Financial Condition . . . . .10-13


Part II.   OTHER INFORMATION:

Item 1     Legal Proceedings . . . . . . . . . . . . . . . .   14

Items 2-5  Not Applicable  . . . . . . . . . . . . . . . . .   15

Item 6     Exhibits and Reports on Form 8-K  . . . . . . . .   16

               REEBOK INTERNATIONAL LTD. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS


                                    June 30,         December 31,
                                   1995      1994         1994
                              __________  __________  ___________
                                    (Amounts in thousands)

Current assets:
  Cash and cash equivalents   $   89,661   $  68,290   $   83,936
  Accounts receivable, net
    of allowance for doubtful
    accounts (1995, $51,370;
    June 1994, $51,014;
    December 1994, $44,862)      627,804     564,157      532,475
  Inventory                      734,175     564,646      624,625
  Deferred income taxes           76,447      64,992       66,456
  Prepaid expenses                28,784      30,061       29,952
                              __________  __________   __________

    Total current assets       1,556,871   1,292,146    1,337,444
                              __________  __________   __________

Property and equipment, net      190,307     139,117      164,848

Non-current assets:
  Intangibles, net of
    amortization                  97,876      95,669       96,196
  Deferred income taxes            3,516        -           2,910
  Other                           43,205      36,072       48,063
                              __________  __________   __________

                                 144,597     131,741      147,169
                              __________  __________   __________

                              $1,891,775  $1,563,004   $1,649,461
                              ==========  ==========   ==========

               REEBOK INTERNATIONAL LTD. AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEETS (Continued)

                                     June 30,        December 31,
                                   1995      1994         1994
                              __________  __________   __________
                        (Amounts in thousands, except share data)

Current liabilities:
  Notes payable to banks      $   71,340  $   37,141   $   63,837
  Commercial paper                85,000      20,000         -
  Current portion of
    long-term debt                 2,662       3,433        5,190
  Accounts payable               166,883     134,677      170,622
  Accrued expenses               189,753     165,604      157,479
  Income taxes payable           110,087     124,826      102,392
  Dividends payable                5,924       6,191        6,068
                              __________  __________   __________
    Total current liabilities    631,649     491,872      505,588
                              __________  __________   __________
Long-term debt, net of
  current portion                237,528     135,898      131,799

Minority interest                 27,718      17,784       21,569

Commitments and contingencies

Stockholders' equity:
  Common stock, par value $.01;
   authorized 250,000,000 shares;
   issued 1995, 114,729,016;
   issued June 30, 1994,
   118,604,381; issued December 31,
   1994, 117,155,611               1,147       1,186        1,172
  Additional paid-in capital      79,736     223,298      167,953
  Retained earnings            1,503,389   1,302,585    1,428,058
  Less 36,210,902 shares in
    treasury at cost            (603,241)   (603,241)    (603,241)
  Unearned compensation           (2,188)     (3,286)      (2,598)
  Foreign currency translation
    adjustment                    16,037      (3,092)        (839)
                              __________  __________   __________
                                 994,880     917,450      990,505
                              __________  __________   __________
                              $1,891,775  $1,563,004   $1,649,461
                              ==========  ==========   ==========


The accompanying notes are an integral part of the condensed consolidated financial statements.

                    REEBOK INTERNATIONAL LTD. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF INCOME
                       (In thousands except per share data)
                                    (Unaudited)

                                  Three Months Ended     Six Months Ended
                                      June 30,                June 30,
                                 ____________________    _________________
                                  1995       1994         1995        1994
                                  ____       ____         ____        ____
Net sales                   $  788,692   $  776,753   $1,724,170  $1,634,119
Other income (expense)             915       (1,299)       2,053      (1,046)
                             _________    _________   __________  __________

                               789,607      775,454    1,726,223   1,633,073

Costs and expenses:
  Cost of sales                471,845      468,979    1,029,244     988,823

  Selling, general and
    administrative expenses    258,049      218,900      523,312     442,619
  Special charges               18,034         -          18,034        -

  Amortization of intangibles    1,054        1,078        2,056       2,214
  Minority interest              1,443          999        4,820       3,681

  Interest expense               5,726        4,005       12,287       9,242

  Interest income                 (900)        (777)      (3,692)     (1,888)


                             _________    _________   __________  __________
                               755,251      693,184    1,586,061   1,444,691

                             _________    _________   __________  __________
Income before income taxes      34,356       82,270      140,162     188,382


Income taxes                    12,952       31,262       52,841      71,585

                             _________    _________   __________  __________


Net income                   $  21,404    $  51,008   $   87,321  $  116,797

                             =========    =========   ==========  ==========



Net income per common share  $    0.26    $    0.60   $     1.07  $     1.38
                             =========    =========   ==========  ==========

Dividends per common share   $   0.075    $   0.075   $     0.15  $     0.15
                             =========    =========   ==========  ==========
Weighted average common and
  common equivalent shares
  outstanding
                                81,082       84,407       81,625      84,863

                             =========    =========   ==========  ==========


The accompanying notes are an integral part of the condensed consolidated financial statements.

                  REEBOK INTERNATIONAL LTD. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                    Six Months Ended
                                                        June 30,
                                                    ________________
                                                    1995        1994
                                                    ____        ____
                                               (Amounts in thousands)

Cash flows from operating activities:
  Net income                                   $   87,321  $  116,797
  Adjustments to reconcile net income
    to net cash provided by
    operating activities:
     Depreciation and amortization                 17,167      15,862
     Amortization of intangibles                    2,056       2,214
     Minority interest, net of dividends paid       4,820       2,872
     Amortization of unearned compensation          1,043         296
     Deferred income taxes                        (10,626)     (8,596)
     Changes in operating assets and
      liabilities:
       Accounts receivable                        (77,394)    (94,474)
       Inventory                                  (88,691)    (38,401)
       Prepaid expenses                             1,595      (7,927)
       Other                                      (11,888)     (1,641)
       Accounts payable                           (10,875)    (11,274)
       Accrued expenses                            30,406      21,666
       Income taxes payable                         7,290      41,609
                                               __________  __________
         Total adjustments                       (135,097)    (77,794)
                                               __________  __________

Net cash (used for) provided by


  operating activities                            (47,776)     39,003
                                               __________  __________


Cash flows from investing activity:
  Payments to acquire property and
   equipment                                      (36,522)    (20,095)

                                               __________  __________

Net cash (used for)
  investing activity                              (36,522)    (20,095)
                                               __________  __________

                  REEBOK INTERNATIONAL LTD. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                     Six Months Ended
                                                           June 30,
                                                     _________________
                                                       1995       1994
                                                       ____       ____
                                                (amounts in thousands)

Cash flows from financing activities:
  Net borrowings of notes payable to banks         $     13    $ 11,728
  Proceeds from issuance of commercial paper         85,000      20,000
  Net borrowings of long-term debt                  101,125         190
  Proceeds from issuance of common stock to
    employees                                         6,853       5,962
  Dividends paid                                    (12,134)    (12,496)
  Repurchases of common stock                       (95,728)    (49,873)
                                                    ________   _________

Net cash provided by (used for)
  financing activities                               85,129     (24,489)
                                                    ________   _________


Effect of exchange rate changes on cash
  and cash equivalents                                4,894      (5,476)
                                                    ________   _________


Net increase (decrease)in cash and cash               5,725     (11,057)
  equivalents                                      ________   _________


Cash and cash equivalents at beginning of period     83,936      79,347
                                                    ________   _________

Cash and cash equivalents at end of period         $ 89,661    $ 68,290
                                                    ========   =========

Supplemental disclosures of cash flow information:

                                                       1995       1994
                                                       ____       ____

Cash paid during the period for:
  Interest                                         $  11,798   $  9,213
  Income taxes                                        45,146     27,999


The accompanying notes are an integral part of the condensed consolidated financial statements.

                REEBOK INTERNATIONAL LTD. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - BASIS OF PRESENTATION
______________________________

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994.

NOTE 2 - CONTINGENCY
______________________________

     On June 6, 1995, the Company settled a lawsuit which was filed on February 5, 1993 by Byron A. Donzis ("Donzis") against the Company and its then wholly owned subsidiary Ellesse U.S.A., Inc., entitled Bryon A. Donzis v. Reebok International Ltd. et al., Civil Action No. 93-10260H in the United States District Court for the District of Massachusetts and the related lawsuit, entitled Donzis Laboratories, Inc., et al. v. Reebok International Ltd. et al., Civil Action No. 93-11761H, which was filed on August 10, 1993 in the United States District Court for the District of Massachusetts. In connection with the settlement, the Company has acquired an option to acquire certain patent rights owned by Donzis relating to inflatable technology. The amount paid by the Company in connection with such settlement was not material.

     Subject to final approval of the settlement with the National Association of Attorneys General ("NAAG") relating to the investigation by NAAG against the Company (the "NAAG
Settlement"), a class action entitled Marshall Varano v.
Reebok International Ltd. (Case No. 67348) which was filed against the Company on February 7, 1994 in California
Superior Court challenging the Company's resale pricing practices in California under California State law and seeking unspecified damages, including treble damages, injunctive relief and costs, was settled by the Company on May 30, 1995 for a non-material amount.

     Reference is made to Item 3. Legal Proceedings in the Company's Annual Report on Form 10-K, dated March 30, 1995 for a description of Stutz Motor Car of America, Inc. v.
Reebok International Ltd.


NOTE 3 - SPECIAL CHARGES
________________________

  The Company recorded special charges of $18,034,000 in the second quarter principally related to severance and other costs associated with the streamlining of certain segments of its operations. The special charges consist of approximately $10,000,000 of severance and related expenses and $8,000,000 related to facilities consolidations. The after-tax effect of these charges was $11,235,000 or $.14 per share.

                 REEBOK INTERNATIONAL LTD. AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   RESULTS OF OPERATIONS AND FINANCIAL CONDITION



  The following table shows the percentage which amounts in the Consolidated Statements of Income bear to net sales:

                                              Percentage of Net Sales
                                              _______________________

                                     Three Months Ended       Six Months Ended
                                        June 30,                June 30,
                                     __________________     __________________
                                     1995        1994          1995       1994
                                     ____        ____          ____       ____

Net sales                          100.0%       100.0%       100.0%      100.0%
Other income (expense)                .1          (.2)          .1         (.1)
                                  ______       ______        _____       _____

                                   100.1         99.8        100.1        99.9

Costs and expenses:
  Cost of sales                     59.8         60.4         59.7        60.5
  Selling, general and
   administrative expenses          32.7         28.2         30.4        27.1
  Special charges                    2.3           -           1.0          -
  Amortization of intangibles         .1           .1           .1          .1
  Minority interest                   .2           .1           .3          .2
  Interest expense                    .7           .5           .7          .6
  Interest income                    (.1)         (.1)         (.2)        (.1)
                                  ______       ______        _____       _____

                                    95.7         89.2         92.0        88.4
                                  ______       ______        _____       _____

Income before income taxes           4.4         10.6          8.1        11.5

Income taxes                         1.6          4.0          3.1         4.4
                                  ______       ______        _____       _____

Net income                           2.8%         6.6%         5.0%        7.1%
                                  ======       ======        =====       =====

                REEBOK INTERNATIONAL LTD. AND SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Operating Results

Second Quarter 1995 Compared to Second Quarter 1994

  Net sales for the quarter ended June, 1995 increased by $11.9 million, 1.5% over the level reported for the second quarter of 1994. The Reebok Division's worldwide sales were $675.4 million, an increase of 2.4% from $659.4 million(A) in 1994. The Reebok Division's U.S. footwear sales decreased 6.2% to $339.3 million from $361.8 million in 1994. The decrease in the Reebok Division's U.S. footwear sales is attributed primarily to decreases in the running, classic, and outdoor categories which resulted in a decrease in sales to certain athletic specialty accounts and volume retailers. This decrease in sales was partially offset by increases in Reebok's basketball and women's fitness categories, as well as increases in Reebok's retail store sales. The Reebok Division's U.S. apparel sales increased by 9.9% to $35.5 million from $32.3 million(A) in 1994. The Reebok Division's International sales (including both footwear and apparel) were $300.6 million in 1995, an increase of 13.3% from $265.3 million in 1994. Approximately one half of the International sales gain can be attributed to the impact of a weaker dollar. On a local currency basis, eliminating the impact of foreign currency exchange changes, France, Holland and Spain had increases in sales, whereas Germany, Japan, Austria and Italy experienced decreased sales.

  Rockport sales increased by 4.4% to $78.7 million from $75.4 million in 1994. Rockport experienced weak at-once business primarily in outdoor footwear during the second quarter. During the quarter, however, Rockport continued strong growth in its women's business, which offset the decline in outdoor. Avia sales decreased by 17.7% to $34.6 million from $42.0 million(A) in 1994. The decrease in Avia's sales reflected decreases in both domestic and international sales.

___________
(A) The 1994 sales were adjusted on a pro-forma basis to reflect Tinley apparel sales in Avia sales. The Tinley division was transferred to the Avia group from Reebok effective June 1, 1994. In order to present amounts on a comparable basis, Tinley's apparel sales prior to June 1, 1994 have been reclassified to Avia.

       The improvement in gross margin from 39.6% in 1994 to 40.2% in 1995 was favorably impacted by the growth of the Company's retail outlet business where overall margins tend to be higher. International margins were also favorably impacted by the effect of exchange rates.

     Selling, general and administrative expenses increased as a percentage of sales from 28.2% in 1994 to 32.7% in 1995. The increased spending levels were primarily in marketing and advertising. The Company has announced its plans to reduce the annual spending rate of SG&A expenses by $75 million in 1996. In an effort to make such a reduction, the Company recorded special charges of $18,034,000 in the second quarter principally related to severance and other costs associated with the streamlining of certain segments of its operations.

     Minority interest represents the minority shareholders' proportionate share of the net income of certain of the Company's subsidiaries.

  The effective tax rate decreased from 38.0% in 1994 to 37.7% in 1995 due to a change in the geographic mix of worldwide income.

  Year-to-year earnings per share comparisons benefited from the share repurchase program. Weighted average common shares outstanding for the quarter ended June 30, 1995 declined to 81.1 million shares, compared to 84.4 million shares for the second quarter of 1994.

First Six Months 1995 Compared to First Six Months 1994

     Net sales for the six months ended June 30, 1995, increased $90.1 million, 5.5% over the level reported for the first six months of 1994. The Reebok Division's worldwide sales were $1.494 billion, an increase of 6.6% from $1.401 billion(A) in 1994. The Reebok Division's U.S. footwear sales decreased 0.2% to $728.2 million from $729.8 million in 1994. The decrease is due primarily to decreases in the classic, outdoor and running categories, which were offset in part by increases in the children's, baseball and basketball categories. The Reebok Division's U.S. apparel sales increased by 24.1% to $79.9 million from $64.4 million(A) in 1994. The increase reflected strong sales in core basics offset by a general decline in the licensed apparel business. The Reebok Division's International sales (including footwear and apparel) were $686.0 million in 1995, an increase of 13.0% from $606.8 million in 1994. The International sales increase benefited from the weaker U.S. dollar used in translation. Approximately one half of the International sales gain can be attributed to the impact of the weaker dollar. On a local currency basis, eliminating the impact of foreign currency exchange changes, France and Spain had increases in sales whereas Germany, Japan and Austria experienced decreased sales.

    Rockport sales increased by 11.4% to $163.3 million from $146.6 million in 1994. All collections, except outdoor, increased in comparison with the prior year. Avia sales decreased by 22.8% to $66.8 million from $86.5 million(A) in 1994. The decrease in Avia's sales is attributed primarily to decreases in the aerobics, cross-training and walking categories.

     Gross margin increased from 39.5% in 1994 to 40.3% in 1995. International margins were favorably impacted by the effect of exchange rates. U.S. margins were favorably impacted by the growth of the Company's retail outlet business where the overall margins tend to be higher.

     Selling, general and administrative expenses increased from 27.1% in 1994 to 30.4% in 1995, primarily as a result of increased advertising and distribution costs. The Company has announced its plans to reduce the annual spending rate of SG&A expenses by $75 million in 1996. In an effort to make such a reduction, the Company recorded special charges of $18,034,000 in the second quarter principally related to severance and other costs associated with the streamlining of certain segments of its operations.

     Minority interest represents the minority shareholders' proportionate share of the net income of certain of the Company's subsidiaries.

     Interest expense increased 32.9% as a result of increased borrowings to finance working capital needs and the Commpany's stock repurchase program.

     The effective tax rate decreased from 38.0% in 1994 to 37.7% in 1995 due to a change in the geographic mix of worldwide income.

     Year-to-year earnings per share comparisons benefited from the share repurchase program. Weighted average common shares outstanding for the six months ended June 30, 1995 declined to
81.6 million shares, compared to 84.9 million shares for the first six months of 1994.

Liquidity and Sources of Capital

  The Company's financial position remains strong. Working capital increased by $124.9 million, or 15.6% from the same period a year ago. The current ratio at June 30, 1995 was
2.5 to 1, as compared to 2.6 to 1 at December 31, 1994 and
2.6 to 1 at June 30, 1994.

  Accounts receivable increased from June 30, 1994 by $63.6 million, or 11.3%, well above the sales increase for the second quarter. A portion of the increase is due to the timing of sales in the quarter and the mix of sales between different International subsidiaries which can impact these comparisons at a point in time. Approximately $17.1 million of the year-to-year increase was due to changes in foreign currency exchange rates. Inventory increased by $169.5 million from June 30, 1994, reflecting increases in most divisions. Approximately $22.1 million of the year-to-year increase was due to changes in foreign currency exchange rates. Approximately $16.9 million of the increase reflected inventories held by subsidiaries that the Company acquired since the end of the second quarter of 1994. Also, the increase in inventory can be partly attributed to the growth in the Company's retail business. As more business is done through company-owned factory-direct outlets, inventory will increase relative to sales growth. The Company believes that current inventory levels are too high relative to sales and plans to reduce inventory levels by the end of 1995.

     During the twelve months ended June 30, 1995, cash and cash equivalents increased by $21.4 million, and outstanding borrowings increased by $200 million, while $158.0 million of common stock was repurchased. Cash used for operations during 1995's first six months was $47.8 million. Cash generated from operations, together with the Company's presently available financing sources, is expected to adequately finance the Company's current and planned cash requirements, including the remaining $127.9 million in share repurchases authorized by the Board of Directors. As of June 30, 1995, the Company had repurchased 14,623,300 shares at an average price of $32.28 since the share repurchase program began in July 1992.

PART II - OTHER INFORMATION


Item 1  -  Legal Proceedings

On June 6, 1995, the Company settled a lawsuit which was filed on February 5, 1993 by Byron A. Donzis ("Donzis") against the Company and its then wholly owned subsidiary Ellesse U.S.A., Inc., entitled Bryon A. Donzis v. Reebok International Ltd. et al., Civil Action No. 93-10260H in the United States District Court for the District of Massachusetts and the related lawsuit, entitled Donzis Laboratories, Inc., et al. v. Reebok International Ltd. et al., Civil Action No. 93-11761H, which was filed on August 10, 1993 in the United States District Court for the District of Massachusetts. In connection with the settlement, the Company has acquired an option to acquire certain patent rights owned by Donzis relating to inflatable technology. The amount paid by the Company in connection with such settlement was not material.

     Subject to final approval of the settlement with the National Association of Attorneys General ("NAAG") relating to the investigation by NAAG against the Company (the "NAAG Settlement"), a class action entitled Marshall Varano v. Reebok International Ltd. (Case No. 67348) which was filed against the Company on February 7, 1994 in California Superior Court challenging the Company's resale pricing practices in California under California State law and seeking unspecified damages, including treble damages, injunctive relief and costs, was settled by the Company on May 30, 1995 for a non-material amount.

     Reference is made to Item 3. Legal Proceedings in the Company's Annual Report on Form 10-K, dated March 30, 1995 for a description of Stutz Motor Car of America, Inc. v. Reebok
International Ltd.

Items 2  -  5

Not applicable

Item 6

(a)    Exhibits:

     11.  Statement Re Computation of Per Share Earnings

     12.  Computation of ratio of earnings to fixed charges

     27.  Financial Data Schedule

(b) Reports on Form 8-K: A report on Form 8-K was filed by the Company on May 17, 1995 which provided the computation of the Company's ratio of earnings to fixed charges for the quarters ended March 31, 1995 and 1994.

                                  SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:   August 10, 1995




                                    REEBOK INTERNATIONAL LTD.

                              BY:   /s/ KENNETH WATCHMAKER
                                    _________________________
                                    Kenneth Watchmaker
                                    Executive Vice President and
                                    Chief Financial Officer