Form 10-Q
period 1995-09-30
REEBOK INTERNATIONAL LTD
filed 1995-11-13
CIK 770949

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


  For the quarterly period ended September 30, 1995

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

  Yes  (X)       No  (  )

  The number of shares outstanding of registrant's common stock, par value $.01 per share, at November 8, 1995, was 75,576,136 shares.

REEBOK INTERNATIONAL LTD.


INDEX

PART I.    FINANCIAL INFORMATION:

Item 1     Financial Statements (Unaudited)

           Consolidated Balance Sheets - September 30, 1995
             and 1994, and December 31, 1994 . . . . . . . .  2-3

           Consolidated Statements of Income - Three and
             Nine Months Ended September 30, 1995 and 1994 .    4

           Consolidated Statements of Cash Flows -  Nine
             Months Ended September 30, 1995 and 1994  . . .  5-6

           Notes to Consolidated Financial Statements  . . .  7-8


Item 2

           Management's Discussion and Analysis of Results
             Of Operations and Financial Condition . . . . . 9-14


Part II.   OTHER INFORMATION:

Item 1     Legal Proceedings . . . . . . . . . . . . . . . .   15

Items 2-5  Not Applicable  . . . . . . . . . . . . . . . . .   15

Item 6     Exhibits and Reports on Form 8-K  . . . . . . . .   15

                REEBOK INTERNATIONAL LTD. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS


                                   September 30,       December 31,
                                   1995      1994         1994
                              __________  __________   ___________
                                    (Amounts in thousands)

Current assets:
  Cash and cash equivalents   $  104,468   $  97,038   $   83,936
  Accounts receivable, net
    of allowance for doubtful
    accounts (1995, $51,617;
    September 1994, $30,309;
    December 1994, $44,862)      701,374     644,781      532,475
  Inventory                      651,004     518,367      624,625
  Deferred income taxes           79,459      62,858       66,456
  Prepaid expenses                26,062      29,378       29,952
                              __________  __________   __________

    Total current assets       1,562,367   1,352,422    1,337,444
                              __________  __________   __________

Property and equipment, net      192,087     149,406      164,848

Non-current assets:
  Intangibles, net of
    amortization                  96,958      97,226       96,196
  Deferred income taxes            3,900        -           2,910
  Other                           46,696      44,191       48,063
                              __________  __________   __________

                                 147,554     141,417      147,169
                              __________  __________   __________

                              $1,902,008  $1,643,245   $1,649,461
                              ==========  ==========   ==========

                REEBOK INTERNATIONAL LTD. AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS (Continued)

                                    September 30,      December 31,
                                   1995      1994         1994
                              __________  __________   __________
                         (Amounts in thousands, except share data)

Current liabilities:
  Notes payable to banks      $  123,747  $   73,585   $   63,837
  Commercial paper                60,000        -            -
  Current portion of
    long-term debt                 2,603       3,508        5,190
  Accounts payable               159,727     154,193      170,622
  Accrued expenses               197,105     157,689      157,479
  Income taxes payable            78,784     127,567      102,392
  Dividends payable                5,761       6,137        6,068
                              __________  __________   __________
    Total current liabilities    627,727     522,679      505,588
                              __________  __________   __________
Long-term debt, net of
  current portion                254,956     134,863      131,799

Minority interest                 27,327      23,252       21,569

Commitments and contingencies

Outstanding redemption value
  of equity put options           13,420        -            -

Stockholders' equity:
  Common stock, par value $.01;
   authorized 250,000,000 shares;
   issued 1995, 112,739,138;
   issued September 30, 1994,
   117,586,751; issued December
   31, 1994, 117,155,611           1,127       1,176        1,172
  Additional paid-in capital         -0-     185,326      167,953
  Retained earnings            1,569,775   1,381,097    1,428,058
  Less 36,210,902 shares in
    treasury at cost            (603,241)   (603,241)    (603,241)
  Unearned compensation           (1,703)     (2,746)      (2,598)
  Foreign currency translation
    adjustment                    12,620         839         (839)
                              __________  __________   __________
                                 978,578     962,451      990,505
                              __________  __________   __________
                              $1,902,008  $1,643,245   $1,649,461
                              ==========  ==========   ==========


The accompanying notes are an integral part of the condensed consolidated financial statements.

                REEBOK INTERNATIONAL LTD. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
                   (In thousands except per share data)
                                (Unaudited)

                                  Three Months Ended     Nine Months Ended
                                     September 30,          September 30,
                                 ____________________    _________________
                                  1995       1994         1995        1994
                                  ____       ____         ____        ____

Net sales                   $1,005,980   $  937,148   $2,730,150  $2,571,267
Other income                       281        5,382        2,334       4,336
                             _________    _________   __________  __________

                             1,006,261      942,530    2,732,484   2 575,603

Costs and expenses:
  Cost of sales                614,835      561,818    1,644,079   1,550,641

  Selling, general and
    administrative expenses    257,296      236,157      780,608     678,776
  Special charges                 -            -          18,034        -
  Amortization of intangibles    1,012          984        3,068       3,198
  Minority interest              4,750        3,627        9,570       7,308

  Interest expense               7,324        4,515       19,611      13,757

  Interest income               (1,270)      (1,111)      (4,962)     (2,999)

                             _________    _________   __________  __________
                               883,947      805,990    2,470,008   2,250,681
                             _________    _________   __________  __________
Income before income taxes     122,314      136,540      262,476     324,922


Income taxes                    46,112       51,885       98,953     123,470

                             _________    _________   __________  __________


Net income                   $  76,202    $  84,655   $  163,523  $  201,452
                             =========    =========   ==========  ==========



Net income per common share  $    0.96    $    1.01   $     2.03  $     2.38
                             =========    =========   ==========  ==========

Dividends per common share   $   0.075    $   0.075   $    0.225  $    0.225
                             =========    =========   ==========  ==========
Weighted average common and
  common equivalent shares
  outstanding
                                79,304       84,091       80,602      84,604

                             =========    =========   ==========  ==========


The accompanying notes are an integral part of the condensed consolidated financial statements.

                REEBOK INTERNATIONAL LTD. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)


                                                    Nine Months Ended
                                                       September 30,
                                                    ________________
                                                    1995        1994
                                                    ____        ____
                                                 (Amounts in thousands)

Cash flows from operating activities:
  Net income                                   $  163,523  $  201,452
  Adjustments to reconcile net income
    to net cash provided by
    operating activities:
     Depreciation and amortization                 28,029      24,931
     Amortization of intangibles                    3,068       3,198
     Minority interest, net of dividends paid       9,570       8,083
     Amortization of unearned compensation          1,067         678
     Deferred income taxes                        (13,902)     (6,396)
     Changes in operating assets and
      liabilities, exclusive of those arising
      from business acquisitions:
       Accounts receivable                       (147,930)   (166,813)
       Inventory                                  (14,590)      9,588
       Prepaid expenses                             4,378      (7,239)
       Other                                      (18,102)    (10,757)
       Accounts payable                           (14,458)      4,975
       Accrued expenses                            35,473      13,006
       Income taxes payable                       (24,779)     43,935
                                               __________  __________
         Total adjustments                       (152,176)    (82,811)
                                               __________  __________

Net cash provided by operating activities          11,347     118,641
                                               __________  __________

Cash flows from investing activity:
  Payments to acquire property and
   equipment                                      (53,602)    (38,805)
                                               __________  __________

Net cash (used for) investing activities          (53,602)    (38,805)
                                               __________  __________

                REEBOK INTERNATIONAL LTD. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)


                                                       Nine Months Ended
                                                         September 30,
                                                      ___________________
                                                       1995       1994
                                                       ____       ____
                                                   (amounts in thousands)

Cash flows from financing activities:
  Net borrowings of notes payable to banks         $ 59,496    $ 48,299
  Proceeds from issuance of commercial paper         60,000        -
  Proceeds from issuance of long-term debt          230,000        -
  Repayments of long term debt                     (110,965)     (1,099)
  Proceeds from issuance of common stock to
    employees                                         7,616       6,193
  Dividends paid                                    (18,026)    (18,693)
  Repurchases of common stock                      (166,779)    (87,929)
  Other                                                 326        -
                                                    ________   _________

Net cash provided by (used for)
  financing activities                               61,668     (53,229)
                                                    ________   _________

Effect of exchange rate changes on cash
  and cash equivalents                                1,119      (8,916)
                                                    ________   _________

Net increase in cash and cash equivalents            20,532      17,691

                                                    ________   _________


Cash and cash equivalents at beginning of period     83,936      79,347
                                                    ________   _________

Cash and cash equivalents at end of period         $104,468    $ 97,038
                                                    ========   =========

Supplemental disclosures of cash flow information:

                                                       1995       1994
                                                       ____       ____

Cash paid during the period for:
  Interest                                         $  19,394   $ 16,356
  Income taxes                                       122,561     77,143

The accompanying notes are an integral part of the condensed consolidated financial statements.

                REEBOK INTERNATIONAL LTD. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - BASIS OF PRESENTATION
______________________________

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994.

NOTE 2 - CONTINGENCY
______________________________

  Final approval of the Company's settlement with the National Association of Attorneys General ("NAAG") relating to the investigation by NAAG against the Company was received on October 20, 1995 and, as a result, the previously disclosed settlement of the class action entitled Marshall Varano v. Reebok International Ltd. (Case No. 67348, which was filed against the Company on February 7, 1994 in California Superior Court) has become final.

  On August 29, 1995, the Company obtained a favorable ruling on its motion for summary judgment in the lawsuit entitled Stutz Motor Car of America, Inc.
v. Reebok International Ltd., (filed on July 1, 1993 in the Central District of Los Angeles County Superior Court as Case Number BC074579 and removed to the United States District Court for the Central District of California where it was assigned Civil Action No. 93-4433LGB) and, as a result, the case was dismissed. The Plaintiff has appealed the decision. The Company believes that the Plaintiff's appeal is without merit and is confident that the District Court decision will be upheld.

NOTE 3 - EQUITY PUT OPTIONS
___________________________

  During the quarter ended September 30, 1995, the Company issued equity put options as part of its ongoing share repurchase program. These options provide the Company with an additional source to supplement open market purchases of its common stock. The options are priced based on the market value at the date of issuance. The redemption value of the options, which represents the option price times the number of shares under option, has been reclassified from stockholders' equity and is presented in the accompanying Consolidated Balance Sheet at September 30, 1995 as "Outstanding redemption value of equity put options." At September 30, 1995, 400,000 shares of outstanding common stock are subject to repurchase under the terms and conditions of these options. All outstanding equity put options expire by the end of 1995.

NOTE 4 - SPECIAL CHARGES
________________________

  The Company recorded special charges of $18,034,000 in the second quarter principally related to severance and other costs associated with the streamlining of certain segments of its operations. The special charges consist of approximately $10,000,000 of severance and related expenses and $8,000,000 related to facilities consolidations. The after-tax effect of these charges was $11,235,000 or $.14 per share for the nine months ended September 30, 1995.

                REEBOK INTERNATIONAL LTD. AND SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               RESULTS OF OPERATIONS AND FINANCIAL CONDITION


The following table shows the percentage which amounts in the Consolidated Statements of Income bear to net sales:

                                          Percentage of Net Sales
                                          _______________________

                                 Three Months Ended        Nine Months Ended
                                    September 30,             September 30,
                              __________________         __________________

                                 1995        1994           1995      1994
                                 ____        ____           ____      ____


Net sales                       100.0%      100.0%         100.0%    100.0%

Other income (expense)             -           .6             .1        .1
                               ______      ______          _____     _____

                                100.0       100.6          100.1     100.1


Costs and expenses:
  Cost of sales                  61.1        59.9           60.2      60.3

  Selling, general and
   administrative expenses       25.6        25.2           28.6      26.4
  Special charges                  -           -              .7        -

  Amortization of intangibles      .1          .1             .1        .1
  Minority interest                .5          .4             .4        .3

  Interest expense                 .7          .5             .7        .5
  Interest income                 (.1)        (.1)           (.2)      (.1)
                               ______      ______          _____     _____

                                 87.9        86.0           90.5      87.5
                               ______      ______          _____     _____

Income before income taxes       12.2        14.6            9.6      12.6

Income taxes                      4.6         5.6            3.6       4.8
                               ______      ______          _____     _____

Net income                        7.6%        9.0%           6.0%      7.8%
                               ======      ======          =====     =====

                REEBOK INTERNATIONAL LTD. AND SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               RESULTS OF OPERATIONS AND FINANCIAL CONDITION



Operating Results

Third Quarter 1995 Compared to Third Quarter 1994

     Net sales for the quarter ended September 30, 1995, were $1.006 billion, a $68.8 million increase or 7.3% over the level reported for the third quarter of 1994. This marks the first time in the Company's history when quarterly sales exceeded $1 billion. The Reebok Division's worldwide sales were $858.3 million, an increase of 6.6% from $804.8 (A) million in the third quarter of 1994. The Reebok Division's U.S. footwear sales decreased 3.0% to $373.7 million from $385.2 million in the third quarter of 1994. This decrease is attributed primarily to sales declines in the outdoor, running, tennis and Preseason(R) categories, which was partially offset by increases in the basketball, cleated and walking categories. The Reebok Division's U.S. apparel sales increased by 30.1% to $54.9 million from $42.2 million (A) in 1994. The increase resulted primarily from increases in the graphics, performance running and licensed product categories. The Reebok Division's International sales (including both footwear and apparel) were $429.7 million in the third quarter of 1995, an increase of 13.9% from $377.4 million in the third quarter of 1994. The International sales increase benefited from the weaker U.S. dollar used in translation. However, the significance of the impact is declining. For the third quarter of 1995, less than 30% of the sales gain is currency related. On a local currency basis, thereby eliminating the impact of foreign currency exchange changes, Canada, Italy, Spain and the United Kingdom had increases in sales, whereas Austria, Japan and Belgium experienced decreased sales.




_____________
(A) The 1994 sales were adjusted on a pro-forma basis to reflect Tinley apparel sales in Avia sales. The Tinley Division was transferred to the Avia Group from Reebok during 1994. In order to present amounts on a comparable basis, Tinley's apparel sales for 1994 have been reclassified to Avia.

  Rockport's third quarter sales increased by 18.2% to $110.4 million from $93.4 million in 1994. This is the first time in Rockport's history when quarterly sales exceeded $100 million. All categories reported sales gains in the quarter. The women's lifestyle business led the group with a percentage sales increase of approximately 23%, and the walking and outdoor categories had strong performances as well.

  Avia's third quarter sales decreased by 4.1% to $37.3 million from $38.9 million (A) in 1994. All categories except running showed decreases from the same quarter a year ago.

  Other income decreased in the third quarter of 1995 due mainly to a decline in income from partially owned distributors as compared to amounts reported in 1994's third quarter.

  Gross margins declined to 38.9% during the quarter, compared to 40.1% in 1994's third quarter, primarily as a result of additional markdowns recorded for excess inventory on hand at September 30, 1995.

  Selling, general and administrative expenses increased as a percentage of sales from 25.2% in 1994 to 25.6% in 1995. During the third quarter of 1995 the Company continued to invest incrementally in brand building areas such as marketing, advertising, retail presence and product development. In addition, SG&A expenses were higher in order to support certain of the Company's high growth businesses such as Rockport and retail, and were negatively impacted by foreign currency translation due to the weaker dollar. Exclusive of these areas, selling, general and administrative expenses decreased in absolute dollars as compared to the prior year's quarter.

  Minority interest represents the minority shareholders' proportionate share of the net income of certain of the Company's consolidated subsidiaries.

  Interest expense increased 62.2% as a result of increased borrowings to finance working capital needs and the Company's share repurchase program.

  The effective tax rate decreased from 38.0% in 1994 to 37.7% in 1995 due to a change in the geographic mix of worldwide income.

  Year-to-year earnings per share comparisons benefited from the share repurchase program. Weighted average common shares outstanding for the quarter ended September 30, 1995 declined to 79.3 million shares, compared to
84.1 million shares for the third quarter of 1994.

First Nine Months 1995 Compared to First Nine Months 1994

  Net sales for the nine months ended September 30, 1995 increased by $158.9 million, 6.2% higher than the first nine months of 1994. The Reebok Division's worldwide sales were $2.352 billion for the first nine months of 1995, an increase of 6.6% from sales of $2.206 billion (A) for the same period in 1994. The Reebok Division's U.S. footwear sales decreased 1.2% to $1.102 billion from $1.115 billion in 1994. The decrease is due primarily to decreases in the running, Preseason(R) and tennis categories, which were offset in part by increases in the cleated, walking and basketball categories. The Reebok Division's U.S. apparel sales increased by 26.3% to $134.8 million from $106.7 million (A) in 1994. The increase resulted primarily from increases in the graphics, licensed product and performance running categories. The Reebok Division's International sales (including footwear and apparel) were $1.116 billion for the first nine months of 1995, an increase of 13.4% from $984.2 million for the same period in 1994. The International sales increase benefited from the weaker U.S. dollar used in translation. For the nine months ended September 30, 1995, slightly less than one half of the sales gain can be attributed to the impact of the weaker dollar. On a local currency basis, thereby eliminating the impact of foreign currency exchange changes, Italy, Spain and the United Kingdom had significant percentage increases in sales whereas Austria experienced a similar decline in sales.

  Rockport's sales for the nine month period increased by 14.0% to $273.6 million from $240.1 million for the same period in 1994. All categories, except outdoor, increased in comparison with the prior year.

  Avia's sales for the nine month period decreased by 16.9% to $104.1 million from $125.3 million (A) for the same period in 1994. All categories except running had decreases from the prior year.

  Gross margin increased slightly from 39.7% in 1994 to 39.8% in 1995. International margins were favorably impacted by the effect of exchange rates. U.S. margins were unfavorably impacted by higher than normal markdowns taken on excess inventory during the third quarter of 1995.

  Selling, general and administrative expenses increased as a percentage of sales from 26.4% in 1994 to 28.6% in 1995, primarily as a result of increased marketing, selling and distribution costs. In addition, SG&A expenses were higher in certain of the high growth businesses such as Rockport and retail and were negatively impacted by foreign currency translation due to the weaker dollar.

  The Company recorded special charges of $18,034,000 in the second quarter of 1995 principally related to severance and other costs associated with the streamlining of certain segments of its operations.

  Minority interest represents the minority shareholders' proportionate share of the net income of certain of the Company's consolidated subsidiaries.

  Interest expense increased 42.5% as a result of increased borrowings to finance working capital needs and the Company's share repurchase program.

  The effective tax rate decreased from 38.0% in 1994 to 37.7% in 1995 due to a change in the geographic mix of the worldwide income.

  Year-to-year earnings per share comparisons benefited from the share repurchase program. Weighted average common shares outstanding for the nine months ended September 30, 1995, declined to 80.6 million shares, compared to
84.6 million shares for the first nine months of 1994.

Liquidity and Sources of Capital

  The Company's financial position remains strong. Working capital increased $104.9 million, or 12.6% from the same period a year ago. The current ratio at September 30, 1995, was 2.5 to 1, as compared to 2.6 to 1 at December 31, 1994, and 2.6 to 1 at September 30, 1994.

  Accounts receivable increased from September 30, 1994, by $56.6 million, or 8.8%, which is in line with the sales increase for the third quarter of 1995. Approximately $18.9 million of the year-to-year increase was due to changes in foreign currency exchange rates. Inventory increased by $132.6 million from September 30, 1994, reflecting increases in most divisions. Much of this increase was in the Company's growth businesses. In addition, approximately $7.4 million of the year-to-year increase was due to changes in foreign currency exchange rates, and $4.7 million of the increase was due to inventories of subsidiaries that the Company acquired since the end of the third quarter of 1994. A portion (approximately $40 million) of the increase in inventories on hand at September 30, 1995, as compared to the prior year's quarter, is considered excess and is being disposed of through the Company's inventory reduction programs.

  During the third quarter of 1995, the Company redeemed its $100 million 9 3/4% Debentures due September 15, 1998 and replaced them with $100 million 6 3/4% Debentures due September 15, 2005.

  During the twelve months ended September 30, 1995, cash and cash equivalents increased by $7.4 million, and outstanding borrowings increased by $229.3 million, while $191.0 million of the Company's common stock was repurchased. Outstanding borrowings are expected to be lower by the end of 1995 due to cash generated from operations. Cash provided by operations during 1995's first nine months was $11.3 million. The timing of certain third quarter tax payments of foreign subsidiaries, which in the prior year were made in the fourth quarter, have adversely affected the net cash provided by operating activities through the nine months ended September 30, 1995. Cash generated from operations, together with the Company's existing credit lines and other financing sources, is expected to adequately finance the Company's current and planned cash requirements.

  On October 19, 1995, the Company's Board of Directors authorized the additional repurchase of up to $200 million in Reebok common stock in open market or privately-negotiated transactions. This new authorization will be added to the remainder of the prior program, which as of September 30, 1995 had approximately $57 million available for repurchase. As of September 30, 1995, the Company had repurchased 41,099,902 shares of its common stock at an average price of $22.85 per share since April, 1991.

PART II - OTHER INFORMATION

Item 1  -  Legal Proceedings

  Final approval of the Company's settlement with the National Association of Attorneys General ("NAAG") relating to the investigation by NAAG against the Company was received on October 20, 1995 and, as a result, the previously disclosed settlement of the class action entitled Marshall Varano v. Reebok International Ltd. (Case No. 67348, which was filed against the Company on February 7, 1994 in California Superior Court) has become final.

  On August 29, 1995, the Company obtained a favorable ruling on its motion for summary judgment in the lawsuit entitled Stutz Motor Car of America, Inc.
v. Reebok International Ltd., (filed on July 1, 1993 in the Central District of Los Angeles County Superior Court as Case Number BC074579 and removed to the United States District Court for the Central District of California where it was assigned Civil Action No. 93-4433LGB) and, as a result, the case was dismissed. The Plaintiff has appealed the decision. The Company believes that the Plaintiff's appeal is without merit and is confident that the District Court decision will be upheld.

Items 2  -  5

  Not Applicable

Item 6

(a)  Exhibits:

     10. Amendment No. 1, dated October 31, 1995, to the Credit Agreement dated November 1, 1994 and Amendment No. 1, dated October 31, 1995, to the Loan Agreement dated November 1, 1994, each among the Company, the Lenders named therein and Credit Suisse as Administrative Agent and Arranger.

     11.  Statement Re Computation of Per Share Earnings

     12.  Computation of Ratio of Earnings to Fixed Charges

     27.  Financial Data Schedule

(b) Reports on Form 8-K: A report on Form 8-K was filed by the Company on September 21, 1995, which provided the computation of the Company's ratio of earnings to fixed charges for the year ended December 31, 1994 and for the six months ended June 30, 1995, amending Exhibit 12 to the Company's Registration Statement on Form S-3 (No. 33-62301) filed with the Securities and Exchange Commission on September 1, 1995.

                                 SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:   November 13, 1995




                                    REEBOK INTERNATIONAL LTD.

                              BY:   /s/ KENNETH WATCHMAKER
                                    _________________________
                                    Kenneth Watchmaker
                                    Executive Vice President and
                                    Chief Financial Officer