Form 10-K405
period 1995-12-31
REEBOK INTERNATIONAL LTD
filed 1996-03-29
CIK 770949

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended December 31, 1995 Commission File Number 1-9340

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 22 1996, the aggregate market value of the registrant's voting stock held by non-affiliates of the registrant was approximately
$1,850,602,839.

As of March 22, 1996, 74,674,065 shares of the registrant's Common Stock were outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE

     Definitive Proxy Statement dated March 29, 1996 for the Annual Meeting of Shareholders to be held on May 7, 1996 (certain parts as indicated herein in Part III).

                                  PART I

Item 1.   Business.

     Reebok International Ltd., a Massachusetts corporation organized on July 26, 1979, is a global company engaged primarily in the design and marketing of sports and fitness products, including footwear and apparel, as well as the design and marketing of footwear and apparel for non-athletic "casual" use. The Company has two major business groups: the Reebok Division, which is primarily responsible for the Company's REEBOK(R) brand, and the Specialty Business Group, which is responsible for the Company's other major brands, including the GREG NORMAN(TM) brand, the Company's subsidiaries, AVIA Group International, Inc. ("Avia") and The Rockport Company, Inc. ("Rockport"), as well as Reebok's retail operations. (Reebok International Ltd. is referred to herein, together with its subsidiaries, as "Reebok" or the "Company" unless the context requires otherwise.)

     During calendar year 1995, net income for the Company (exclusive of the after-tax effect of certain special charges described below) decreased by 17.6% to $209.7 million, or $2.64 per share, from $254.5 million, or $3.02 per share, for the year ended December 31, 1994, while net sales increased by 6.1%, from $3.280 billion in 1994 to $3.482 billion in 1995.

     During 1995 the Company recorded special charges related to facilities consolidation, severance and other related costs associated with streamlining of certain segments of its operations (after-tax effect of $11,235,000 recorded in the second quarter) and the writedown of the carrying value of its Avia subsidiary to estimated fair value on sale (after-tax effect of $33,699,000 recorded in the fourth quarter). In connection with the special charge relating to the writedown of the carrying value of Avia, the Company announced that it intended to sell Avia in order to focus its resources on its core brands. Including the effect of these special charges, the Company reported net income of $164,798,000 or $2.07 per share for the 1995 calendar year.

     On October 19, 1995, the Company's Board of Directors authorized the repurchase of up to $200 million in Reebok common stock in open market or privately negotiated transactions. This authorization was in addition to the share repurchase programs of $200 million each announced in July, 1992, July, 1993 and October, 1994 pursuant to which the Company has repurchased 18,473,000 shares at an aggregate price of approximately $602 million as of December 31, 1995. As of December 31, 1995, the Company had approximately $198 million available for future purchases under these programs.

     The following is a discussion of the business of each of the Company's operating units.

REEBOK DIVISION

     The Reebok Division is responsible for designing, producing and marketing sports and fitness footwear, apparel and accessories, as well as related sports and fitness products, that combine the attributes of athletic performance along with style. The Division's products include footwear for basketball, running, soccer, tennis, golf, track and field, volleyball, football, baseball, aerobics, cross training and walking activities, as well as athletic apparel and accessories. The Division also produces authentic outdoor performance footwear and apparel under the REEBOK brand to appeal to outdoor enthusiasts and the BOKS(R) line of alternative footwear which is focused on new and energizing trends in the non-athletic market and designed to appeal to the younger generation. In addition, the Division produces children's footwear sold under the REEBOK brand, a collection of footwear for infants and toddlers sold under the WEEBOK brand, and WEEBOK(R) apparel and accessories which are produced and sold through a licensee. The Division has expanded its product scope through the development and marketing of related sports and fitness products, such as sports and fitness videos, programming and equipment, and through its strategic licensing program pursuant to which the Company's technologies and/or trademarks are licensed to third parties for sporting goods and related products.

     The Reebok Division has targeted as its primary customer base athletes and others who believe that technical and other performance features are the critical attributes of athletic footwear and apparel. Although much of the Company's historical growth has been due to its strength in athletic footwear and other products for the fitness market, in recent years the Company has taken various strategic actions towards increasing Reebok's presence in the sports market, gaining increased visibility on playing fields and sports arenas worldwide through endorsement arrangements with such prominent athletes as Shaquille O'Neal of the Orlando Magic, Emmitt Smith of the Dallas Cowboys and Frank Thomas of the Chicago White Sox and various sports and event sponsorships. As part of its commitment to offer leading athletic footwear technologies, the Division engages in product research, development and design activities in the Company's Stoughton, Massachusetts headquarters and in its various Far East offices. The Company recently opened a new state-of-the-art 50,000 square foot product development facility at the Company's corporate headquarters which is dedicated to the design and development of technologically-advanced athletic and fitness footwear.

Technology

     Reebok places a strong emphasis on technology in its products, and has continued to incorporate performance technologies in its products such as HEXALITE(R) technology, which provides lightweight cushioning, and DYNAMIC CUSHIONING(R) technology, which utilizes compressible rearfoot and forefoot chambers in the outer sole to provide cushioning. Reebok plans to introduce VizHex(TM) in late 1996, an upgrade of its HEXALITE technology which will give consumers visible proof of cushioning effectiveness. In addition, the Company recently introduced a new evolution of the DYNAMIC CUSHIONING technology called DMX(TM), which utilizes a dynamic air flow system in the midsole to provide heel and forefoot cushioning and comfort; walking shoes incorporating this technology are currently being offered at retail. It is anticipated that the DMX technology will be expanded into other footwear categories. The Company has also continued to utilize in certain of its performance products its INSTAPUMP(TM) technology, which provides custom fit and support to lightweight performance shoes through use of an INSTAPUMP inflator containing a carbon dioxide cartridge used to inflate the chambers instantly.

Marketing and Promotional Activities

     The Reebok Division devotes substantial resources to advertising its products to a variety of audiences through television, radio and print media and utilizes its relationships with major sports figures in a variety of sports to gain visibility for the REEBOK brand. A substantial advertising program was pursued in 1995 with advertisements directed toward both the trade and the ultimate consumer of REEBOK products. The major advertising campaigns in 1995 included the "Under the Stars" campaign which ran internationally and featured numerous Reebok endorsers such as Shaquille O'Neal, Shawn Kemp, Emmitt Smith and Jurgen Klinsmann, the "Shaq v. Shaq" campaign featuring National Basketball Association ("NBA") star Shaquille O'Neal, the "Moms" series featuring the mothers of various premier NBA players telling nostalgic stories about their sons, a National Football League ("NFL") campaign featuring Reebok NFL endorsers such as Emmitt Smith, Ken Norton and Thurman Thomas to promote Reebok's NFL Pro Line merchandise and REEBOK PRESEASON(R) footwear and apparel, and a women's campaign featuring women athletes such as Julie Foudy, Nancy Feagin and Manon Rheaume.

     Substantial resources were devoted to promotional activities in 1995, including endorsement agreements with athletes, teams, leagues and sports federations, event sponsorships, in-store promotions and point-of-sale materials. The Division continued its strategic push into the sports market, gaining increased visibility on playing fields and sports arenas worldwide through endorsement arrangements with such athletes as Shaquille O'Neal, with whom Reebok markets a major signature line of footwear, apparel and accessories featuring his distinctive logo. Other endorsements in basketball come from professional players such as Muggsy Bogues, Kenny Anderson, Shawn Kemp, Clyde Drexler, Nick Van Exel and Sam Cassell. Reebok also signed an endorsement agreement with Glenn Robinson in 1995. In addition, in October 1995, Reebok entered into a multi-year license agreement with NBA Properties which permits it to design and produce officially licensed NBA apparel featuring NBA team logos.

     To promote the sale of its cross training footwear, Reebok used endorsements by prominent athletes such as NFL players Emmitt Smith, John Elway, Ken Norton and Thurman Thomas, as well as Major League Baseball ("MLB") players Frank Thomas and Carlos Baerga. To promote its cleated football and baseball shoes, the Company also signed endorsement contracts with several hundred MLB and NFL players, including numerous all-stars and players in both the 1995 and 1996 Super Bowl games and the World Series.

     The Company also has a multi-year agreement with NFL Properties under which Reebok has been designated a "Pro Line" licensee for the U.S. and international markets with the right to produce and market sideline apparel bearing NFL team logos. REEBOK NFL Pro Line apparel is currently available at retail stores. In addition, pursuant to this agreement, the coaching staff and players of the San Francisco 49ers, Detroit Lions, Seattle Seahawks, and New Orleans Saints wear REEBOK(R) sideline apparel and Reebok produces uniforms for the Detroit Lions. In August 1995, Reebok expanded its roster of NFL teams to include the New York Giants and the Carolina Panthers, two additional teams for which Reebok supplied uniforms and sideline apparel.
This agreement was recently amended so that in 1996 Reebok will supply uniforms and sideline apparel for the 49ers, Lions, Giants and Panthers and sideline apparel for the Seahawks and Saints and, in 1997 the roster of

NFL teams will be expanded to include two additional teams, the Kansas City Chiefs and the Houston Oilers, and Reebok will supply uniforms and sideline apparel to all eight of these NFL teams. Reebok's Pro Line license with NFL Properties complements the other agreements which Reebok has with the NFL and NFL Properties, including its agreement with the NFL under which Reebok is an official athletic footwear licensee, and its agreement with NFL Properties under which Reebok is one of three league-wide sponsors of, and the exclusive supplier of footwear and uniforms to, the NFL's World League of American Football and supplies the sideline apparel to three of the six teams in the League.

     In soccer, Reebok has endorsement contracts with Gabriel Batistuta of Fiorenta and the Argentinean national team, Ryan Giggs of Manchester United and Wales, Dennis Bergkamp of Arsenal and the Netherlands, Jurgen Klinsmann of Bayern Munich and Germany, and Guiseppe Signori of Lazio and Italy. Reebok has also entered into sponsorship agreements with such soccer teams as Fiorentina of Italy, Aston Villa and Bolton Wanderers of England, Borussia Moenchengladbach of Germany, Bastia of France and Fluminese of Brazil. The Company also recently signed a major sponsorship agreement with the Liverpool Football Club, one of the world's best known club soccer teams. Tennis promotions included endorsement contracts with well-known professionals including Michael Chang, Venus Williams, Todd Martin, Pat Rafter, Arantxa Sanchez-Vicario and Malivai Washington. Promotional efforts in running included endorsement contracts with such well-known runners as Moses Kiptanui, Elana Meyer, Sonia O'Sullivan, Arturo Barrios, Kim Batten and Marie Jose Perec.

     To promote its women's sports and fitness products, Reebok sponsored athletes such as Rebecca Lobo, women's national basketball team member and 1995 Women's Athlete of the Year, Julie Foudy, of the U.S. national soccer team, Liz Masakayan, pro beach volleyball player, Manon Rheaume, pro hockey goalie and Nancy Feagin, world-class rock climber. Reebok also recently signed an endorsement arrangement with Michelle Akers of the U.S. National Soccer Team.

     The Division also continued its promotional efforts in the fitness area. Reebok fitness products and programming are featured on Fit TV, a new 24-hour cable network, pursuant to a programming agreement. Aerobic promotional activities in 1995 focused on the STEP REEBOK(R) Program, a step training workout that is performed on an adjustable platform, and endorsements by aerobics experts, such as Gin Miller. In addition, in 1995 Reebok continued to promote the SLIDE REEBOK(TM) lateral motion training device, which provides a lateral motion training workout, through endorsements by decathlete Dave Johnson and figure skater Nancy Kerrigan. In the walking category, the Company promoted its BODYWALK(SM) and WALK REEBOK(SM) fitness programs.
Reebok also recently introduced its VERSA TRAINING program designed to help consumers meet their varied fitness goals with aerobic, strength and flexibility workouts. These programs were complemented by the marketing and sale of a line of REEBOK fitness videos.

     To gain further visibility for the REEBOK brand, Reebok has also entered into several key sport sponsorships including an arrangement under which Reebok has been designated the official footwear and apparel sponsor of the Russian Olympic Committee and the approximately 25 individual associated Russian sports federations through the 1996 Atlanta Summer Olympic games. In addition, the Company has entered into sponsorship agreements with the International Amateur Athletic Federation, the International Triathlon Union and the U.S. Gymnastics Federation, as well as sponsorships of the soccer federations of Brazil and Uruguay. Reebok will have a major presence at the 1996 Atlanta Summer Olympic games through sponsorship agreements with the National Olympic Committees of Russia, Poland, Ireland, Brazil, Jamaica, New Zealand and South Africa, and the track and field federations of China, Belgium, The Netherlands, Portugal, Spain and Sweden. Reebok is also outfitting the Olympic delegations of a number of smaller countries through its developing nations program and is supplying footwear to U.S. Olympic Team coaches and delegation officials. In addition, Reebok is a supplier to the 1996 Centennial Olympic games supplying footwear to employees and volunteers of the Atlanta Committee for the Olympic Games and an official licensee for footwear and videos, and will be an official sponsor of NBC's broadcast of the 1996 Summer Olympic games.

U.S. Operations

     The Reebok Division's U.S. operations unit is responsible for all footwear and apparel products sold in the United States by the Division. Sales of footwear in the United States (including the Company's retail operations) totalled approximately $1.405 billion in 1995, compared to $1.410 billion in 1994. REEBOK brand apparel sales (including GREG NORMAN(TM) apparel) in the U.S. in 1995 totalled approximately $183.6 million, compared to approximately $144.5 million in 1994.

     In the U.S., the Reebok Division generally uses an employee sales force for its principal product lines, although it utilizes independent sales representatives for some of its specialty products, such as its REEBOK golf products, its Boks(R) footwear line, and its equipment and other sports and fitness products. Reebok's U.S. national sales staff and locally based sales employees are supported by field service representatives employed by Reebok who travel to assist in retail merchandising efforts and provide information to consumers and retailers regarding the features of the Company's products. There are also a number of promotional personnel who coordinate events and promotions at a "grass roots" level to help enhance the image of the REEBOK brand.

     The Division's U.S. distribution strategy emphasizes high-quality retailers and seeks to avoid lower-margin mass merchandisers and discount outlets. REEBOK(R) footwear is distributed primarily through specialty athletic retailers, sporting goods stores and department stores, with specialty products, such as Boks footwear, golf products and equipment, also being distributed in certain specialty channels. Distribution of the Company's apparel line is predominantly through pro shops, health clubs and department, sporting goods and specialty stores.

(A) The 1994 sales of the Company were adjusted on a pro forma basis to reflect Tinley apparel sales in Avia sales. The Tinley division was transferred to the Avia group from the Reebok Division during 1995. In order to present amounts on a comparable basis, Tinley's apparel sales for 1994 have been reclassified to Avia.

International Operations

     In 1995, the Company moved the headquarters for its international operations from London to the Company's corporate headquarters in Stoughton, Massachusetts. The Reebok Division's international sales are now coordinated from Stoughton, Massachusetts, which is also where the Division's regional operations responsible for Latin America are located. There are also regional offices in Lancaster, England which is responsible for Northern Europe, in Munich, Germany which is responsible for Central Europe, in Paris, France which is responsible for Southern Europe, in Denham Lock, England which is responsible for the Middle East and Africa, and in Tokyo, Japan which is responsible for Far East operations and India and is also supported by a marketing team located Hong Kong. The Canadian operations of the Division are managed through a wholly owned subsidiary headquartered outside of Toronto, Canada. The Division markets REEBOK products internationally through wholly owned subsidiaries in Austria, Belgium, Canada, France, Germany, The Netherlands, Italy, Poland, Russia, Switzerland and the United Kingdom and majority owned subsidiaries in Japan, China, India, South Korea, Spain and South Africa. In 1995, Reebok established a majority owned subsidiary in India to distribute its products in that country. In January, 1995, the Company sold its interest in its Chile distributor, although the Company continues to distribute its products through this distributor. REEBOK products are also marketed internationally through 32 independent distributors and minority owned joint ventures. The Company or its wholly owned U.K. subsidiary holds partial ownership interests in 8 of these international distributors, with its percentage of ownership ranging from 25 to 35 percent. Through this international distribution network products bearing the REEBOK brand are actively marketed internationally in approximately 140 countries and territories. The Division's International operations unit also has small design staffs which assist in the design of REEBOK footwear and apparel.

     During 1995 the contribution of the Division's International operations unit to overall sales of REEBOK(R) products (including GREG NORMAN(TM) apparel and the Company's retail operations) increased to $1.395 billion from $1.253 billion in 1994 due to Reebok's increased market share in a growing world market for athletic and casual footwear and apparel. These sales figures do not, however, reflect the full wholesale value of all REEBOK products sold outside the United States in 1995 because some of the Division's distributors are not subsidiaries and thus their sales to retailers are not included in the calculation of the Division's international sales. If the full wholesale value of all international sales of REEBOK products are included, total sales of REEBOK products outside the United States represent approximately $1.665 billion in wholesale value, consisting of approximately 36 million pairs of shoes totalling approximately $1.227 billion in wholesale value of footwear sold outside the United States in 1995 (compared with approximately 37 million pairs totalling approximately $1.196 billion in 1994) and approximately $438 million in wholesale value of REEBOK apparel (including GREG NORMAN apparel) sold outside the United States in 1995 (compared with approximately $340 million in 1994).

LICENSING AND EQUIPMENT

     The Company has continued to expand its strategic trademark and technology licensing program begun in 1991. This program is designed to pursue opportunities for licensing the Company's trademarks, patents and other intellectual property to third parties for sporting goods and related products. The licensing program is focused on expanding the REEBOK brand into new sports and fitness markets and enhancing the reputation of the Company's brands and technologies. The Company has pursued strategic alliances with licensees who Reebok believes are leaders and innovators in their product categories and who share Reebok's commitment to offering superior, innovative products. The Company believes that its licensing program reinforces Reebok's reputation as a market leader.

     The Company's licensing program includes such products as a full line of athletic gloves, including baseball batting gloves, football gloves, running gloves, court/racquetball gloves, fitness/weightlifting gloves, cycling gloves, and soccer goalkeeper gloves, all featuring the REEBOK trademark and Reebok's Performance Logo, a collection of REEBOK(R) performance sports sunglasses, REEBOK basketballs, volleyballs and soccer balls, REEBOK weight belts, both with and without Reebok's INSTAPUMP(TM) technology, CCM ice hockey skates with INSTAPUMP(TM) technology, ski gloves with the INSTAPUMP(TM) technology and a line of gymnastic apparel including replicas of the U.S. Gymnastic Team uniforms. In 1995, Reebok also entered into a license agreement with Callanen International to develop and market the Watch Reebok collection of sport watches and an agreement with Power Bottle for REEBOK water bottles.

     In addition, as part of the Company's licensing program, infant and toddler apparel and accessories are sold by the Haddad Organization under the WEEBOK(R) trademark and a line of WEEBOK infant and toddler sunglasses is sold by Baby Optics.

     During 1995, Reebok and its video partner and licensee, Polygram International produced, marketed and sold a line of REEBOK(R) fitness videos. Through a licensee, Reebok also sells REEBOK(R) fitness audio tapes. In the equipment area, the Company continued sales of its STEP REEBOK(R) platform and SLIDE REEBOK(TM) lateral motion training device. In addition, in 1995 Reebok entered into an arrangement with Sport Specific International to market the Reebok(R) Sky Walker(TM) exercise product, a revolutionary cross-training exercise machine. The Reebok Sky Walker product was introduced to health clubs and fitness facilities in 1995. Reebok is in the process of developing an in-home version of the product.

SPECIALTY BUSINESS GROUP

     The Company's Specialty Business Group provides a focus for the Company's other major brands and pursues markets outside Reebok's primary focus. The Specialty Business Group includes the ROCKPORT brand, the GREG NORMAN brand, as well as the Company's Avia subsidiary. The Group is also responsible for the Company's retail operations.

GREG NORMAN(TM) Brand

     The Company produces a collection of apparel marketed under the GREG NORMAN(TM) name and logo. The GREG NORMAN Collection has grown from a golf apparel line to a broader line of men's casual sportswear. The Company intends to expand the GREG NORMAN brand further by offering a variety of lifestyle products and expanding into international markets. The GREG NORMAN brand is marketed through its endorsement by pro golfer Greg Norman, and a marketing and advertising campaign designed to emphasize his aggressive, bold, charismatic and "winning" style. GREG NORMAN products are distributed principally at on-course pro-shops, golf specialty stores and certain department and men's specialty stores and are sold by a combination of independent and employee sales representatives.

Rockport

     The Company's Rockport subsidiary, headquartered in Marlboro, Massachusetts, designs, manufactures and distributes specially engineered comfort footwear for men and women worldwide. Designed to fully address the different aspects of customers' lives, Rockport's product line includes casual, dress, outdoor performance, golf and fitness walking shoes.

     Net sales of ROCKPORT(R) products increased by approximately $53.6 million in 1995, to $368.1 million from $314.5 million in 1994.

     In 1995 Rockport focused on brand-building activities with the introduction of The Rockport {Proof} campaign. The Rockport {Proof} campaign is an integrated marketing campaign that draws upon Rockport consumers' loyalty and involvement with the brand to bring to life the authenticity and performance of ROCKPORT shoes. This marketing program is based upon real consumer experiences, ranging from the ordinary to the extraordinary, wearing ROCKPORT(R) shoes. The Rockport {Proof} campaign is being used as the major marketing platform for the entire brand in marketing activities ranging from print advertising to public relations and retail promotions.

     Rockport markets its products to authorized retailers throughout the United States primarily through a locally based employee sales staff, although Rockport utilizes independent sales agencies for certain products. Internationally, Rockport markets its products through approximately 30 locally based distributors in approximately 48 foreign countries and territories. A majority of the international distributors are either subsidiaries of the Company or joint venture partners or independent distributors which also sell REEBOK brand products.

     Rockport distributes its products predominantly through selected higher-quality national and local shoe store chains, department stores, independent shoe stores, specialty clothing stores and outdoor outfitters, emphasizing retailers that provide substantial point-of-sale assistance and carry a full product line. Rockport also sells its products through independently owned Rockport-dedicated retail shops, as well as Rockport concept or company stores. See discussion under "Retail Stores" below. Rockport has not pursued mass merchandisers or discount outlets for the distribution of its products.

Avia

     Avia designs, develops and markets athletic footwear and apparel under the AVIA(R) and TINLEY(R) brands. Net sales for Avia decreased from $158.2 million in 1994 to $129.6 million in 1995. In 1995 Avia refocused its marketing efforts domestically to emphasize its core categories of women's fitness (aerobics and cross training), running and walking. Avia markets and sells activewear, technical apparel and bodywear for women under the AVIA brand and technical apparel for men under the TINLEY brand.

     Avia continues to use its FOM(R) technology, introduced in 1992, which is designed to provide cushioning and increase comfort, and its Advanced Cantilever System (ACS), designed to improve cushioning and stability, which was developed as a significant update on Avia's patented CANTILEVER(R) sole. Avia conducts ongoing research activities at its research, design and development facility in Beaverton, Oregon, the site of Avia's corporate headquarters.

     Internationally, Avia distributes its products through wholly owned subsidiaries of the Company in the U.K. and Germany and a joint venture in Spain, and through a network of independent distributors which cover approximately 50 foreign countries and territories.

     Avia's principal retail accounts are specialty athletic footwear stores, general sporting goods stores, shoe stores and department stores. Avia generally seeks to ensure that its products are distributed to those retailers that reflect the high quality and performance image of its footwear. Avia also operates a number of factory direct retail stores. See discussion under "Retail Stores" below.

     Avia's marketing efforts include advertising in print and other media, national and local retail and event promotions and product endorsements by fitness professionals.

     On January 17, 1996, the Company announced its intention to sell Avia in order to focus on its core brands. During the fourth quarter of 1995, the Company recorded a special charge of $33,699,000 (after-tax) to adjust the carrying value of Avia to its estimated fair value on sale.

Retail Stores and Other Properties

     The Company operates approximately 100 factory direct stores that include Reebok, Rockport and Avia stores which sell a variety of footwear, apparel and accessories marketed under the Company's various brands. The Company intends to continue to open additional factory direct stores, although its policy is to locate and operate these retail outlets in such a way as to minimize disruption to its normal channels of distribution.

(A) The 1994 sales of the Company were adjusted on a pro forma basis to reflect Tinley apparel sales in Avia sales. The Tinley division was transferred to the Avia group from the Reebok Division during 1995. In order to present amounts on a comparable basis, Tinley's apparel sales for 1994 have been reclassified to Avia.

     The Company also has REEBOK(R) or Planet Reebok "concept" or company retail stores located in Boston, Massachusetts, New York City and King of Prussia, Pennsylvania. The Company envisions its concept stores as a model for innovative retailing of its products and as a potential proving ground for testing new products and marketing/merchandising techniques. The stores sell a wide selection of current, in-line REEBOK(R), Boks(R) and GREG NORMAN(TM) footwear and apparel. Internationally, there are a number of REEBOK retail stores owned by the Company, its subsidiaries or its independent distributors. The Company continues to open retail stores either directly or through its distributors in numerous international markets. Reebok retail shops are expected to be an important means of launching the brand in new markets such as China, India and Russia and in other international markets.

     Rockport also has concept or company retail stores at Quincy Market in Boston, Massachusetts, Newport, Rhode Island, King of Prussia, Pennsylvania and New York City.

     In 1992, Reebok entered into a partnership to develop and build a REEBOK(SM) sports and fitness complex in New York City which opened in 1995. The club is a premier sports and fitness club featuring a wide array of fitness equipment, facilities and services in a luxurious atmosphere. The club utilizes approximately 125,000 square feet and occupies 5 floors of the new Lincoln Square project. A REEBOK(R) concept store is also located in the building, as well as ROCKPORT and GREG NORMAN concept stores.

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

Footwear and Apparel

     Indonesia, China, Thailand and the Philippines were the Company's primary sources for footwear, accounting for approximately 35%, 31%, 15%, and 12%, respectively, of the Company's total footwear production during 1995. The Company's largest manufacturer, which has several factory locations, accounted for approximately 10% of the Company's total footwear production in 1995.

     Reebok's wholly owned Hong Kong subsidiary, and a network of related parties in China, Indonesia, Thailand, Taiwan, South Korea and the Philippines, provide quality assurance, quality control, and inspection services with respect to footwear purchased by the Reebok Division's U.S. and International operations. In addition, this network of related parties inspect certain components and materials purchased by unrelated manufacturers for use in footwear production. The network of related parties also facilitates the shipment of footwear from the shipping point to point of destination, as well as arranging for the issuance to the unrelated footwear manufacturers of letters of credit, which are the primary means used to pay manufacturers for finished products. The Company's apparel group utilizes the services of independent third parties, as well as the Company's Hong Kong subsidiary and its network of related parties in the Far East, to assist in the placement, inspection and shipment of apparel and accessories orders internationally. Production of apparel in the United States is through independent contractors which are retained and managed by the Company's apparel group. Avia's products are also produced by independent contractors which are retained and supervised by its employees. ROCKPORT products are produced by independent contractors which are retained and managed through country managers employed by Rockport. The remainder of the Company's order placement, quality control and inspection work abroad is handled by a combination of employees and independent contractors in the various countries in which its products are made.

     The principal materials used in the Company's footwear products are leather, nylon, rubber, ethylvinyl acetate and polyurethane. Most of these materials can be obtained from a number of sources, although a loss of supply could temporarily disrupt production. Some of the component parts for the Company's THE PUMP(TM) and INSTAPUMP(TM) technologies are obtained from a single source, at the Company's election, in order to protect the confidentiality of such technologies. The Company believes that such component parts could be obtained from other sources, if necessary. If, however, the source of supply for such component parts were changed, a
temporary disruption to production could result.   The principal materials
used in the Company's apparel products are nylon, cotton, fleece and spandex. These materials can be obtained from a number of sources.

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

TRADE POLICY

     For several years, imports from China to the U.S., including footwear, have been threatened with higher or prohibitive tariff rates, either through statutory action or intervention by the Executive Branch, due to concern over China's trade policies, human rights, foreign weapons sales practices and its foreign policy. Further debate on these issues is continuing in 1996. If adverse action is taken with respect to imports from China, it could have an adverse effect on some or all of the Company's product lines, which could result in a negative financial impact. The Company has put in place contingency plans which should allow it to diversify some of its sourcing to countries other than China if any such adverse action occurred. In addition, the Company does not believe that it would be more adversely impacted by any such adverse action than its major competitors.

     The European Union ("EU") imposed import quotas on certain footwear from China in 1994. The effect of such quota scheme on Reebok has not been significant because the quota scheme provides an exemption for certain higher-priced special technology athletic footwear, which exemption is available for most REEBOK and AVIA products. This quota scheme continued in 1995 with an expanded exemption which lowers the price threshold for footwear covered by the exemption and is expected to continue with such expanded exemption in 1996, and thus should permit continued supply of the European market.

     The EU initiated a dumping case during 1995 against footwear from China, Indonesia and Thailand. However, a broad exception for athletic footwear covering most REEBOK and AVIA footwear has been incorporated in such action, significantly reducing the potential exposure to the Company. Nevertheless, if dumping duties are imposed, certain of the Company's product lines could be affected adversely, although the Company does not believe that its products will be more severely restricted than those of its major competitors.

     Various other countries have taken steps to restrict footwear imports or impose additional customs duties, which actions affect the Company as well as other footwear importers. The Company, in conjunction with other footwear importers, is aggressively challenging such restrictions. Such restrictions have in some cases had a significant adverse effect on the Company's sales in some of such countries, although they have not had a material adverse effect on the Company as a whole.

PRINCIPAL PRODUCTS

     Sales of the following categories of products contributed more than 10% to the Company's total consolidated revenue in the years indicated: 1995, footwear (approximately 81%) and apparel (approximately 18%); 1994, footwear (approximately 88%) and apparel (approximately 12%); 1993, footwear (approximately 88%) and apparel (approximately 11%).

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

WORKING CAPITAL ARRANGEMENTS

     The Company has various arrangements with numerous banks which provide an aggregate of approximately $838 million of uncommitted facilities, substantially all of which are available to the Company's foreign subsidiaries. Of this amount, $245 million is available for short-term borrowings and bank overdrafts, with the remainder available for letters of credit for inventory purchases. At December 31, 1995, approximately $212 million was outstanding for open letters of credit for inventory purchases, in addition to approximately $67 million in notes payable to banks.

     On October 31, 1995, the Company amended its existing $200 million credit agreement by extending its term for an additional year until October 30, 1996 and decreasing the amount committed to $150 million, and also amended its existing $100 million loan agreement to extend the term an additional year until November 1, 2000 and to increase the amount committed to $150 million.

     The Company can also issue up to $200 million of commercial paper which is supported to the extent available by its revolving credit and loan agreements, referred to above. As of December 31, 1995, the Company had no commercial paper obligations outstanding.

     Under its medium-term note program, in 1995 the Company issued an aggregate principal amount of $130 million in medium term notes under an Indenture dated September 15, 1988, as amended and restated by a First Supplemental Indenture dated January 22, 1993. In September 1995, the Company redeemed its $100 million 9 3/4% Debentures due September 15, 1998 and replaced them with $100 million 6 3/4% Debentures due September 15, 2005.

SEASONALITY

     Sales by the Company of athletic and casual footwear tend to be seasonal in nature, with the strongest sales occurring in the third quarter. Apparel sales also generally vary during the course of the year, with the greatest demand occurring during the spring and fall seasons.

SINGLE CUSTOMER

     There was no single customer of the Company that accounted for 10% or more of the Company's net sales in 1995.

BACKLOG

     The Company's backlog of orders at December 31, 1995 (many of which are cancelable by the purchaser), totalled approximately $1.068 billion, compared to $1.125 billion as of December 31, 1994. The Company expects that substantially all of these orders will be shipped in 1996, although, as noted above, many of these orders are cancelable. The backlog position is not necessarily indicative of future sales because the ratio of future orders to "at once" shipments and sales by Company owned retail stores may vary from year to year.

COMPETITION AND COMPETITORS

     Competition in sports and fitness footwear and apparel sales is intense. Competitors include a number of sports and fitness footwear and apparel companies, such as Nike, Adidas and others. Competition is very strong in each of the sports and fitness footwear and apparel market segments, with new entrants and established companies providing challenges in every category.

     The casual footwear market into which the ROCKPORT(R) product lines fall is also highly competitive. Some competitors are highly specialized, while others have varied product lines, and some maintain their own retail outlets. The Company believes that Rockport has a strong position in the walking shoe market. Competition in this area, however, has intensified as the activity of walking has grown in popularity and as athletic shoe companies have entered the market. In addition, Rockport's DRESSPORTS(R) line competes with leading makers of dress shoes.

     The Company's other product lines also continue to confront strong competition. The REEBOK(R) and AVIA(R) apparel lines compete with well-known brands such as Nike and Adidas. The GREG NORMAN line competes with Tommy Hilfiger, Ralph Lauren, Nautica and other makers of men's casual sportswear.

ISSUES AND UNCERTAINTIES

     This report, as well as other public documents of the Company, may include forward-looking statements which involve risks and uncertainties. The Company's actual results may differ materially from those discussed in such forward-looking statements. Prospective information is based on management's then current expectations or forecasts. Such information is subject to the risk that such expectations or forecasts, or the assumptions used in making such estimates or forecasts, become inaccurate. The following discussion identifies important factors that could affect the Company's actual results and could cause such results to differ materially from those contained in forward looking statements made by or on behalf of the Company.

Competition and Consumer Preferences

     The footwear and apparel industry is intensely competitive and subject to rapid changes in consumer preferences, as well as technological innovations. A major technological breakthrough or unusual marketing or promotional success by one of the

Company's competitors could adversely affect the Company's competitive position. In addition, in countries where the athletic footwear market is mature, sales growth may be dependent in part on the Company increasing its market share at the expense of its competitors. The Company also faces strong competition with respect to its other product lines, such as the ROCKPORT product line and the GREG NORMAN collection. For discussion of the Company's major competitors see "COMPETITION AND COMPETITORS" above.

     Competition in the markets for the Company's products occurs in a variety of ways, including price, quality, brand image and ability to meet delivery commitments to retailers. The intensity of the competition faced by the various operating units of the Company and the rapid changes in the consumer preference and technology that can occur in the footwear and apparel markets constitute significant risk factors in the Company's operations.

Inventory Risk

     The footwear industry has relatively long lead times for design and production of product and thus, the Company must commit to production tooling and in some cases to production in advance of orders. If the Company fails to accurately forecast consumer demand or if there are changes in consumer preference or market demand after the Company has made such production commitments, the Company may encounter difficulty in liquidating its inventory, which may have an adverse effect on the Company's sales margins and brand image.

Sales Forecasts

     The Company's investment in product marketing is based on sales forecasts and is necessarily made in advance of actual sales. The markets in which the Company does business are highly competitive, and the Company's business is affected by a variety of factors, including brand awareness, changing consumer preferences, fashion trends, retail market conditions and economic and other factors. There can be no assurance that sales forecasts will be achieved, and to the extent sales forecasts are not achieved, these investments will represent a higher percentage of net revenues, and the Company will experience higher inventory levels and associated carrying costs, all of which would adversely impact the Company's financial condition and results.

Advertising and Marketing Investment

     Because consumer demand for athletic footwear and apparel is heavily influenced by brand image, the Company's business requires substantial investments in marketing and advertising, including television and other advertising, athlete endorsements and athletic sponsorships, as well as investments in retail presence. The Company intends to continue its increased investment in advertising and marketing in 1996; however, there can be no assurance that such increased investment will result in increased sales.

Retail Operations

     At the end of 1995, the Company operated approximately 100 retail stores in the U.S. and a significant number of retail stores internationally which are operated either directly or through the Company's distributors. The Company has made a significant capital investment in opening these stores and incurs significant expenditures in operating these stores. To the extent the Company continues to expand its retail organization, the Company's performance could be adversely affected by lower than anticipated sales at its retail stores. The performance of the Company's retail organization is also subject to the general retail market conditions.

Timeliness of Product

     Timely product deliveries are essential in the footwear and apparel business since the Company's orders are cancelable by customers if agreed delivery windows are not met. If as a result of design, production or distribution problems, the Company is late in delivering product, it could have an adverse impact on its sales and/or profitability.

International Sales and Production

     A substantial portion of the Company's products are manufactured abroad and approximately 40% of the Company's sales are made outside the U.S. The Company's footwear and apparel production operations are thus subject to the usual risks of doing business abroad, such as import duties, tariffs, quotas and other threats to free trade, labor unrest, political instability and other problems linked to local production conditions. If such factors limited or prevented the Company from selling products in any significant international market or prevented the Company from acquiring products from its suppliers in Indonesia, China or Thailand, or significantly increased the cost to the Company of such products, the Company's operations could be seriously disrupted until alternative suppliers were found or alternative markets were developed, with a significant negative impact. See "TRADE POLICY" above.

Sources of Supply

     The Company depends upon its independent manufacturers to manufacture high-quality product in a timely and cost-efficient manner and relies upon the availability of sufficient production capacity at its existing manufacturers or the ability to utilize alternative sources of supply. In addition, if the Company were to experience significant shortages in raw materials used in its products, it could have a negative effect on the Company's business, including increased costs or difficulty in delivering product.

Risks of Currency Fluctuations

     The Company conducts operations in various international countries and a significant portion of its sales are transacted in local currencies. As a result, the Company's revenues are subject to foreign exchange rate fluctuations. The Company enters into forward currency exchange contracts to hedge its exposure for merchandise purchased in U.S. dollars that will be sold to customers in other currencies. The Company also uses foreign currency exchange contracts to hedge significant inter-company assets and liabilities denominated in other currencies.

Customers

     Although the Company has no single customer that represents 10% or more of its sales, the Company has certain significant customers, the loss of which could have an adverse effect on its business. There could also be a negative effect on the Company's business if any such significant customer became insolvent or otherwise failed to pay its debts.

Intellectual Property

     The Company believes that its trademarks, its technologies and designs are of great value. Loss of the REEBOK or ROCKPORT trademark rights could have a serious impact on the Company's business. Because of the importance of such intellectual property rights, the Company's business is subject to the risk of counterfeiting, parallel trade or intellectual property infringement. The Company is, however, vigilant in protecting its intellectual property rights.

Litigation

     The Company is subject to the normal risks of litigation with respect to its business operations.

Economic Factors

     The Company's business is subject to economic conditions in the Company's major markets, including, without limitation, recession, inflation or general weakness in retail markets. Adverse changes in such economic factors could have a negative effect on the Company's business.


Tax Rate Changes

     If the Company was to encounter significant tax rate changes in the major markets in which it operates, it could have an adverse effect on its business.

EMPLOYEES

     As of December 31, 1995, the Company had approximately 7000 employees in all operating units. None of these employees is represented by a labor union. The Company has never suffered a material interruption of business caused by labor disputes with employees. Management considers employee relations to be good.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS

     Financial information pertaining to the Company's foreign and domestic operations is set forth in note 14 to the Financial Statements included in
Item 14 and presented as a separate section of this report.

                   Executive Officers of the Registrant

     The following information is submitted as to the executive officers of the Company:

NAME                         AGE   OFFICE HELD

Paul B. Fireman                 52 President, Chief Executive Officer
                                   and Chairman of the Board of
                                   Directors

Paul R. Duncan                  55 Executive Vice President, President
                                   of the Specialty Business Group and
                                   Director

Robert Meers                    52 Executive Vice President, President
                                   and Chief Executive Officer of the
                                   Reebok Division and Director

Angel R. Martinez               40 Executive Vice President, President
                                   and Chief Executive Officer of The
                                   Rockport Company

Kenneth I. Watchmaker           53 Executive Vice President and Chief
                                   Financial Officer

John B. Douglas III             42 Senior Vice President, Law, Human
                                   Resources and Administration

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

     Paul R. Duncan has been an Executive Vice President of the Company since February 1990 and a Director of the Company since March 1989. He was appointed President of the Specialty Business Group in October 1995. From June 1995 until October 1995, Mr. Duncan was Chief Operating Officer for the Reebok Division. Prior to June 1995 Mr. Duncan was Executive Vice President and Chief Financial Officer. Mr. Duncan joined the Company in 1985 as Senior Vice President and Chief Financial Officer.

     Robert Meers has been an Executive Vice President of the Company since February 1994 and a Director of the Company since 1993. He was appointed President and Chief Executive Officer of the Reebok Division in October 1995. Prior to that, he was President of the Company's Specialty Business Group from January 1994 to October 1995. Previously, Mr. Meers was President, U.S. Operations of the Reebok Division from November 1990 to January 1993 and President, U.S. and Canadian Operations of the Reebok Division from January 1993 until January 1994. Mr. Meers joined the Company in 1984.

     Angel R. Martinez has been President and Chief Executive Officer of The Rockport Company since August 1994. He has been an Executive Vice President of the Company since February 1994. Prior to that, Mr. Martinez was the President of the Fitness Division of the Company from September 1992 to January 1994 and Executive Vice President of Marketing Services from January 1994 to August 1994, and prior to that he was Vice President for Business Development of the Company for several years. Mr. Martinez joined the Company in 1982.

     Kenneth I. Watchmaker has been an Executive Vice President of the Company since February 1994. He was appointed Chief Financial Officer of the Company in June 1995. Previously, since February 1994, he was Executive Vice President with responsibility for finance, footwear production and management information systems. He joined the Company in July 1992 as Executive Vice President, Operations and Finance, Reebok Division. Prior to joining Reebok, Mr. Watchmaker was the partner in charge of audit services in the Boston office of Ernst & Young.

     John B. Douglas III has been a Senior Vice President of the Company since February 1994, and was its General Counsel from 1986 until November 1995. He has been Senior Vice President, Law, Human Resources and Administration since June 1995. Prior to that, he was Senior Vice President of Law and Human Resources from June 1994 to June 1995, and Senior Vice
President and General Counsel from February 1994 to June 1994.   Mr. Douglas
joined the Company in 1986 as Vice President and General Counsel.

Item 2.   Properties.

     The Company leases most of the properties that are used in its business. Its corporate headquarters and the offices of the Reebok Division and its U.S. Operations are located in office facilities in Stoughton, Massachusetts. At its corporate headquarters the Company occupies under lease approximately 200,000 square feet of space. The Company signed a six-year lease in July 1989, with two three-year renewal options, for its principal facility at its corporate headquarters. This lease was later amended to extend the term of the lease until June 30, 1997, with the two three-year renewal options thereafter. This facility and three other smaller facilities, one of which is leased and the other two of which are owned by the Company, at the Company's corporate headquarters are located approximately one mile from the Reebok Division's U.S. Operations group's principal warehouse and distribution center in Stoughton, which is owned by the Company and which contains approximately 450,000 total square feet of usable space. The Company is currently exploring various alternative solutions to address its need for additional space at its corporate headquarters. In 1994, the Company purchased a building in Avon, Massachusetts containing approximately 400,000 square feet of space which it uses as an office and warehouse. The Company also leases approximately 330,000 square feet of space in Memphis, Tennessee and approximately 380,000 square feet in Brockton, Massachusetts which it uses as warehouse and distribution centers.

     In 1993, Rockport purchased its corporate headquarters facility in Marlboro, Massachusetts, containing approximately 80,000 square feet of floor space. In 1995, Rockport completed construction of a distribution center of approximately 285,000 usable square feet on approximately 140 acres of land in Lancaster, Massachusetts which it purchased in 1992.

     Avia extended its lease of a distribution facility of approximately 190,000 square feet in Wilsonville, Oregon, which now expires in 1999. Avia also has a lease ending in 2003 for an approximately 55,000 square foot facility in Beaverton, Oregon, where its corporate headquarters and research, design and development facility are located.

     In June 1993, the Company's wholly owned U.K. subsidiary, Reebok International Limited, entered into a fifteen-year lease for the corporate headquarters of the Company's International operations in Stockley Park, London. The lease is for approximately 37,000 square feet of usable space, with a renewal option for a term of up to fourteen years mandated by law.
This lease is guaranteed by the Company. In 1995, the Company decided to move its international operations to Stoughton, Massachusetts and, as a result, a decision was made to look for a third party to take over this lease. The Company anticipates that it will assign the lease to a third party during 1996. The Company's U.K. subsidiary, Reebok International Limited, has moved to a new corporate headquarters building in Denham Lock, London in March 1996, for which it entered into a 7 year lease. The new 14,000 square foot corporate headquarters building, will also house a showroom for use by the Reebok sales force in Southern England.

     The Company's wholly owned Canadian distribution subsidiary, Reebok Canada Inc., leases an approximately 145,000 square foot office/warehouse facility in Aurora, Ontario pursuant to a lease which expires in 1998.

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

     As previously reported, the Company's settlement with the National Association of Attorneys General ("NAAG") relating to the investigation by NAAG against the Company was approved by the Federal Court for the Southern District of New York on October 20, 1995. The Court's order approving the settlement was appealed to the Second Circuit Court of Appeals on January 9, 1996 by counsel purporting to represent a class of Reebok and Rockport consumers. The Company is currently awaiting a decision on the appeal, which it believes to be without merit.

Item 4.   Submission of Matters to a Vote of Security Holders.

     Not applicable.

                                  PART II


Item 5.   Market for Registrant's Common Equity and Related Stockholder
Matters.

The Company's common stock is quoted on the New York Stock Exchange under the symbol RBK. The following table, derived from data supplied by the NYSE, sets forth the quarterly high and low sales prices during 1994 and 1995.

                                              1995              1994
                                         High     Low      High     Low
---------------------------------------------------------------------------
First                                   39 5/8   33 5/8   35 3/4   29 3/4
Second                                  37 1/2   31 1/8   34 1/8   28 3/8
Third                                   37 7/8   32 7/8   38 5/8   29 1/8
Fourth                                  36 1/4   24 1/8   40 1/4   35 5/8
---------------------------------------------------------------------------

The number of record holders of the Company's common stock at December 31, 1995 was 8,064. Information regarding dividends is set forth under the heading "Quarterly Results of Operations" in the Supplementary Data included in Item 8 and presented as a separate section of this report.

Item 6.                         Selected Financial Data.


Amounts in thousands, except per share data
YEAR ENDED DECEMBER 31,                     1995            1994            1993            1992            1991
--------------------------------------------------------------------------------------------------------------------
Net sales                             $3,481,450      $3,280,418      $2,893,900      $3,022,627      $2,734,474
Income before income taxes               264,551         408,472         363,247         257,964         389,886
Net income                               164,798         254,478         223,415         114,818         234,711
Net income per common share                 2.07            3.02            2.53            1.24            2.37
Cash dividends per common share              .30             .30             .30             .30             .30
Weighted average common and common
  equivalent shares outstanding           79,487          84,311          88,348          92,697          98,958
--------------------------------------------------------------------------------------------------------------------

Amounts in thousands
YEAR ENDED DECEMBER 31,                     1995            1994            1993            1992            1991
--------------------------------------------------------------------------------------------------------------------
Working capital                         $910,981        $831,856        $730,757        $682,342        $564,072
Total assets                           1,656,223       1,649,461       1,391,711       1,345,346       1,422,283
Long-term debt                           254,178         131,799         134,207         116,037         169,613
Stockholders' equity                     895,289         990,505         846,617         838,656         823,537
--------------------------------------------------------------------------------------------------------------------

Financial data for 1995 includes special charges ($44,934 after-tax) related to the anticipated sale of the Avia subsidiary ($33,699 after-tax) and facilities consolidation and severance and other related costs associated with the streamlining of certain segments of the Company's operations ($11,235 after-tax).

Financial data for 1993 includes a special charge ($7,037 after-tax) related to the sale of Ellesse U.S.A., Inc. and Boston Whaler, Inc.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

    The following discussion contains forward-looking statements which involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed below and those described in Item 1 of this Annual Report on Form 10-K under the heading "Issues and Uncertainties".

OPERATING RESULTS 1995

    Net sales for the year ended December 31, 1995 increased by 6.1%, or $201.0 million, to $3.482 billion from $3.280 billion in 1994. The Reebok Division's worldwide sales were $2.984 billion, in 1995, an increase of 6.3% from $2.808 billion in 1994. This increase was due to growth in the Reebok Division's U.S. apparel sales as well as growth in International sales. The Reebok Division's U.S. footwear sales decreased .4% to $1.405 billion from $1.410 billion in 1994. The decrease was due primarily to decreases in sales in the running, tennis and outdoor categories, which were offset in part by sales increases in the walking, cleated and children's categories. The 1995 U.S. footwear sales comparison benefits from the fact that the Company increased the number of Reebok owned retail stores as compared with a year ago. At December 31, 1995, there were 66 stores in operation as compared with 45 at the end of 1994. Of the stores in operation, 62 are outlet stores with the balance being full scale retail stores primarily used for testing retail concepts. The Reebok outlet store business had a same store sales increase for 1995 of 7.1%. The Reebok Division's U.S. apparel sales increased by 27.1% to $183.6 million from $144.5 million(A) in 1994. The increase resulted primarily from increases in licensed apparel, T-shirts and performance running product. The Reebok Division's International sales (including both footwear and apparel) were $1.395 billion in 1995, an increase of 11.3% from $1.253 billion in 1994. For the year ended December 31, 1995, slightly less than one half of the International sales increase can be attributed to the impact of the weaker dollar. On a local currency basis, Korea, Spain and the United Kingdom had significant percentage increases in sales whereas Japan and Mexico experienced a decline in sales.

     Rockport's sales for 1995 increased by 17.0% to $368.1 million from $314.5 million in 1994. All categories, except outdoor, increased in comparison with the prior year. Sales of Rockport(R) product in Rockport retail stores also contributed to the sales growth. At December 31, 1995, there were 40 Rockport stores in operation as compared with 13 a year ago. Of the stores in operation, 36 are outlet stores with the balance being full scale retail stores primarily used for testing retail concepts.

(A) The 1994 sales were adjusted on a pro forma basis to reflect Tinley apparel sales in Avia sales. The Tinley division was transferred to the Avia group from Reebok during 1995. In order to present amounts on a comparable basis, Tinley's apparel sales for 1994 have been reclassified to Avia.

     Avia's sales for 1995 decreased by 18.1% to $129.6 million from $158.2 million in 1994. All categories except running had decreases from the prior year.

     Other income decreased in 1995 due mainly to losses on foreign exchange transactions in 1995 compared to recognized gains in 1994. A decrease in joint venture income also contributed to the decline in other income.

     Gross margins declined from 40.1% in 1994 to 39.3% in 1995.  U.S.
margins were unfavorably impacted by higher than normal markdowns taken on excess inventory, as a result of a commitment to reduce inventory levels, a trend which is expected to continue into 1996. Margins on International sales were favorably impacted by exchange rate changes.

     Selling, general and administrative expenses increased as a percentage of sales from 27.1% in 1994 to 28.7% in 1995. During 1995 the Company announced its intention to reduce planned expenditures in non-essential areas with the primary impact being realized in the second half of the year. For the full year, the increase in SG&A expenses was primarily the result of increased investments in brand building expenses, including sports marketing and on field presence, retail presence and the growth of the Company's retail outlet stores. In addition, SG&A expenses increased by approximately $20 million due to a weaker dollar. In 1996, the Company intends to invest incrementally in advertising with the introduction of its new brand campaign "This is my planet."

     The Company recorded special charges totaling $72.1 million in 1995. In connection with the effort to reduce SG&A spending, a special charge of $18.0 million was recorded in the second quarter, principally related to facilities consolidation and severance and other related costs associated with the streamlining of certain segments of the Company's operations. In the fourth quarter of 1995, the Company recorded a charge of $54.1 million to adjust the carrying value of its Avia subsidiary to estimated fair value on sale. In January, 1996, the Company announced its intention to sell Avia in order to focus its resources on its core brands.

     Minority interest represents the minority shareholders' proportionate share of the net income of certain of the Company's consolidated subsidiaries.

     Interest expense increased from $16.5 million to $25.7 million in 1995 as a result of increased borrowings to finance working capital needs and the Company's share repurchase program. During 1995, $225.5 million of the Company's common stock was repurchased. On October 19, 1995, the Company's Board of Directors authorized the repurchase of up to an additional $200 million in Reebok common stock in open market or privately-negotiated

(A) The 1994 sales were adjusted on a pro forma basis to reflect Tinley apparel sales in Avia sales. The Tinley division was transferred to the Avia group from Reebok during 1995. In order to present amounts on a comparable basis, Tinley's apparel sales for 1994 have been reclassified to Avia.

transactions. This authorization was in addition to the share repurchase programs of $200 million each adopted by the Company in July 1992, July 1993 and October 1994. At December 31, 1995, the Company had approximately $198.1 million available for future repurchases of its common stock under these programs. As of December 31, 1995, the Company had repurchased 42,933,902 shares of its common stock at an average price of $23.25 per share since April, 1991.

     Year-to-year earnings per share comparisons benefited from the share repurchase programs. Weighted average common shares outstanding for the year ended December 31, 1995 declined to 79.5 million shares, compared to 84.3 million shares for the year ended December 31, 1994.

     The Company's footwear and apparel production operations are subject to the usual risks of doing business abroad, such as import duties, quotas and other threats to free trade, foreign currency fluctuations, labor unrest and political instability. The Company believes that it has the ability to develop, over time, adequate substitute sources of supply for the products obtained from present foreign suppliers. If, however, events should prevent the Company from acquiring products from its suppliers in Indonesia, China, or Thailand, or significantly increase the cost to the Company of such products, the Company's operations could be seriously disrupted until alternative suppliers are found.

     For several years, imports from China to the U.S., including footwear, have been threatened with higher or prohibitive tariff rates, either through statutory action or intervention by the Executive Branch, due to concern over China's trade policies, human rights, foreign weapons sales practices and its foreign policy. Further debate on these issues is continuing in 1996. If adverse action is taken with respect to imports from China, it could have an adverse effect on some or all of the Company's product lines, which could result in a negative financial impact. The Company has put in place contingency plans which should allow it to diversify some of its sourcing to countries other than China if any such adverse action occurred. In addition, the Company does not believe that it would be more adversely impacted by any such adverse action than its major competitors.

     The European Union ("EU") imposed import quotas on certain footwear from China in 1994. The effect of such quota scheme on Reebok has not been significant because the quota scheme provides an exemption for certain higher-priced special technology athletic footwear, which exemption is available for most REEBOK and AVIA products. This quota scheme continued in 1995 with an expanded exemption which lowers the price threshold for footwear covered by the exemption and is expected to continue with such expanded exemption in 1996, and thus should permit continued supply of the European market.

     The EU initiated a dumping case during 1995 against footwear from China, Indonesia and Thailand. However, a broad exception for athletic footwear covering most REEBOK and AVIA footwear has been incorporated in such action, significantly reducing the potential exposure to the Company. Nevertheless, if dumping duties are imposed, certain of the

Company's product lines could be affected adversely, although the Company does not believe that its products will be more severely restricted than those of its major competitors.

     Various other countries have taken steps to restrict footwear imports or impose additional customs duties, which actions affect the Company as well as other footwear importers. The Company, in conjunction with other footwear importers, is aggressively challenging such restrictions. Such restrictions have in some cases had a significant adverse effect on the Company's sales in some of such countries, although they have not had a material adverse effect on the Company as a whole.

OPERATING RESULTS 1994

     Net sales for the year increased by 13.4%, or $386.5 million, to $3.280 billion in 1994 from $2.894 billion in 1993. The Reebok Division's worldwide sales were $2.813 billion, an increase of 13.4% from $2.48 billion in 1993. This increase was due to growth in Reebok U.S. footwear and apparel sales as well as International sales. Reebok U.S. footwear sales increased 10.9% to $1.410 billion from $1.271 billion in 1993. The increase in Reebok Division's U.S. footwear sales was attributed to increases in the outdoor, Classics, Preseason(R), cleated and walking categories, which were partially offset by decreases in the children's and basketball categories. The Reebok Division's U.S. apparel sales increased by 19.7% to $150.1 million(B) from $125.4 million in 1993. The Reebok Division's International sales (including both footwear and apparel) were $1.253 billion in 1994, an increase of 15.7% from $1.083 billion in 1993, primarily due to increases in all countries except for France and the Netherlands which experienced small decreases in sales. Changes in foreign exchange rates increased Reebok Division's International net sales by $9.3 million, or .9%.

     Rockport sales reached a record level of $314.5 million in 1994, an 11.3% increase from $282.7 million in 1993. This increase was due to an increase in the number of pairs shipped both in the U.S. and Internationally. Avia sales increased by 16.5% to $152.6 million(B) from $131.0 million in 1993. The increase in Avia's net sales was due to increases in both domestic and International net sales, primarily attributed to increases in the walking and cross training categories.

     Other income increased mainly due to increased income from partially-owned distributors as well as recognized gains of $.5 million on foreign exchange transactions in 1994 compared to recognized losses of $4.6 million in 1993.

(B) As indicated above, the 1994 sales reflected in the section entitled "Operating Results 1995" have been adjusted on a pro forma basis to reflect Tinley apparel sales in Avia sales.

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

     Net income in 1994 was higher than net income in 1993 partially as a result of an additional pre-tax special charge of $8.5 million related to the completion of the sales of Boston Whaler, Inc. ("Boston Whaler") and Ellesse U.S.A., Inc. ("Ellesse"), which charge was recorded in 1993. This special charge was in addition to losses previously recorded in December 1992, when the Company announced its intention to sell these businesses.

     Amortization of intangibles decreased because many of the intangible assets attributable to the acquisition of Rockport in 1986 had a useful life of seven years or less and became fully amortized in 1993.

     Minority interest represents minority shareholders' proportionate share of the net income of the Company's Japanese, Spanish and South African subsidiaries.

     Interest expense decreased in 1994 due to interest paid in 1993 on certain prior years' state tax matters, as well as lower average interest rates. Similarly, interest income decreased in 1994 due to interest received in 1993 from the successful settlement of certain state tax matters.

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

     The Reebok Division's worldwide sales were $2.48 billion in 1993, a decrease of 2.3% from $2.54 billion in 1992. This decrease was due entirely to the Reebok Division's U.S. footwear sales which decreased 12.6% to $1.271 billion in 1993 from $1.455 billion in 1992, partially offset by an increase in U.S. apparel sales and International sales. The decline in the Reebok Division's U.S. footwear sales was attributed mainly to volume decreases in the walking, basketball, aerobics and Boks(R) footwear categories, as well as the negative impact of the Company's Centennial resale pricing program (adopted effective January 1, 1993) on sales of certain Reebok(R) footwear products. 1992's sales level for footwear and apparel reflected a reclassification of $17.2 million from footwear to apparel for Weebok(R) and golf apparel. The Reebok Division's U.S. apparel sales increased by 62.6% to $125.4 million in 1993 from $77.1 million in 1992. The Reebok Division's International sales (including both footwear and apparel) were $1.083 billion in 1993, an increase of 7.5% from $1.008 billion in 1992, due primarily to improved sales in the United Kingdom, Germany, several smaller European countries, Canada and South America, and acquisition of a majority interest in the Company's Spanish distributor effective January 1, 1993. Changes in foreign exchange rates had a negative effect on the Reebok Division's International net sales of $65.1 million, or 6.5%.

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

BACKLOG

     The overall backlog of open customer orders as of December 31, 1995 for the Reebok(R) brand was down 1% from comparative levels as of December 31, 1994. The backlog position is not necessarily indicative of future sales because the ratio of future orders to "at once" shipments and sales by Company owned retail stores may vary from year to year. In addition, many of the customer orders are cancelable.

LIQUIDITY AND SOURCES OF CAPITAL

     The Company's financial position remains strong. Working capital increased $79.1 million, or 9.5%, from the same period a year ago. The current ratio at December 31, 1995, was 3.1 to 1, compared to 2.6 to 1 at December 31, 1994.

     Accounts receivable were $506.6 million at December 31, 1995, a decrease of $25.9 million from year end 1994, despite increased fourth quarter sales. At December 31, 1995, the Company's inventory was $635.0 million as compared with $624.6 million at the end of 1994. The 1995 year end inventory levels were actually lower than 1994 levels after adjustment for the impact of currency, new retail store openings, and newly acquired subsidiaries. The net assets held for sale of Avia have been classified as prepaid expenses and other current assets and are not included in accounts receivable and inventory at December 31, 1995.

     During the twelve months ended December 31, 1995, net cash provided by operating activities was $168.8 million, compared to $172.6 million and $142.5 million for the years ended December 31, 1994 and December 31, 1993, respectively. During 1995, the Company issued a total of $130 million of medium term notes for general corporate purposes, including the repurchase of shares of the Company's common stock. On September 15, 1995, $100 million of 9.75% debentures were called and refinanced with $100 million of 6.75% debentures issued on September 18, 1995. On October 31, 1995, the Company amended existing revolving credit agreements totaling $300 million. The Company's existing $100 million Loan Agreement was amended to extend the commitment term an additional year until November 1, 2000 and to increase the amount committed to

$150 million. The Company's existing $200 million Credit Agreement was amended by extending the commitment term for an additional year to October 30, 1996 and reducing the amount committed to $150 million. Total committed facilities remain at $300 million. At December 31, 1995, there were no borrowings outstanding under these agreements. These agreements, to the extent available, support the Company's commercial paper program under which it can issue up to $200 million of commercial paper, a limit which was increased from $125 million on February 15, 1996. Cash and cash equivalents decreased by $3.5 million in 1995. Cash generated from operations, together with the Company's existing credit lines and other financial resources, is expected to adequately finance the Company's current and planned 1996 cash requirements. However, the Company's actual experience may differ from the expectation set forth in the preceding sentence. Factors that might lead to such a difference include, but are not limited to, the factors discussed herein and, the matters discussed in Item 1 of this Annual Report on Form 10-K under the heading "Issues and Uncertainties" as well as future events that might have the effect of reducing the Company's available cash balances, such as unexpected operating losses or capital or other expenditures or acquisitions, or that might reduce or eliminate the availability of external financing sources.

     During 1995, the Company privately issued equity put options as part of its ongoing share repurchase program. These options provide the Company with an additional source to supplement open market purchases of its common stock. The options are priced based on the market value of the Company's stock at the date of issuance. At December 31, 1995, 1.450 million shares of outstanding common stock are subject to repurchase at an average price of $26.98 under the terms and conditions of these options.

     Lawsuits arise during the normal course of business. The Company does not expect the outcome of any existing litigation to have a significant impact on financial position or future results of operations.

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

     The Company also uses forward currency exchange contracts to hedge significant intercompany assets and liabilities denominated in other than the functional currency. Contracts used to hedge intercompany balances are marked to market and the resulting transaction gain or loss is included in the determination of net income. Foreign currency gains or losses included in net income for the years ended December 31, 1995, 1994 and 1993 were not significant.

     The Company has used forward exchange contracts as an element of its risk management strategy for several years. Although forward exchange contracts entail some risk of non-performance by counterparties, the Company manages this risk by establishing dollar and term limits (in total and by financial institution) and also monitors the creditworthiness of the financial institutions with whom derivatives are executed.

     At December 31, 1995, the Company had forward currency exchange contracts, all having maturities of less than one year, with a notional amount aggregating $377,042. The contracts involved twelve different foreign currencies. No single currency represented more than 25% of the aggregate notional amount. The notional amount of contracts intended to hedge merchandise purchases was $178,140. Deferred gains (losses) on these contracts were not material at December 31, 1995 and 1994.

Item 8.   Financial Statements and Supplementary Data.

     The information required by this Item is submitted as a separate section of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Not applicable.

                                 PART III

Item 10.  Directors and Executive Officers of the Registrant.

     The information required by this Item with respect to the Registrant's directors is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 7, 1996, which will be filed with the Securities Exchange Commission on or before March 29, 1996 (the "1996 Proxy Statement"), under the headings "Information with Respect to Nominees", "Executive Compensation", "Transactions with Management and Affiliates" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934". Information called for by this Item with respect to the registrant's executive officers is set forth under "Executive Officers of Registrant" in Item 1 of this report.

Item 11.  Executive Compensation.

     The information required by this Item is incorporated herein by reference from the 1996 Proxy Statement under the headings "Compensation of Directors", "Executive Compensation", "Supplemental Executive Retirement Plan", "Employee Agreements", "Report of Compensation Committee on Executive Compensation" and "Performance Graphs".

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     The information required by this Item is incorporated herein by reference from the 1996 Proxy Statement under the heading "Beneficial Ownership of Shares".

Item 13.  Certain Relationships and Related Transactions.

     The information required by this Item is incorporated herein by reference from the 1996 Proxy Statement under the heading "Transactions with Management and Affiliates".

                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

     (a)(1) and (2) List of Financial Statements and Financial Statement Schedules.

     1.   Financial Statements

     The following consolidated financial statements are included in Item 8 and presented as a separate section of this report:

                                     Form 10-K
                                         Page

     Consolidated Balance Sheets at
     December 31, 1995 and 1994           F-2

     For each of the three years ended
     December 31, 1995, 1994 and 1993:

          Consolidated Statements of
          Income                          F-3

          Consolidated Statements of
          Stockholders' Equity            F-4

          Consolidated Statements of
          Cash Flows                      F-5

     Notes to Consolidated Financial
     Statements                           F-6 - F-16

     2.   Financial Statement Schedule

     The following consolidated financial statement schedule of Reebok International Ltd. is included in Item 14(d) and presented as a separate section of this report:

                                         Form 10-K
                                            Page

     Schedule II - Valuation and Qualifying
     Accounts                                F-19

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

     3.2  By-laws, as amended 5, 6, 8

(4) Instruments defining the rights of security holders, including indentures.

     4.1 Indenture, dated as of September 15, 1988, as amended and restated by the First Supplemental Indenture, dated as of January 22, 1993, between Reebok International Ltd. and Citibank N.A., as Trustee 4, 12

     4.2 Common Stock Rights Agreement dated as of June 14, 1990 between the Company and The First National Bank of Boston, as Rights Agent, as amended 7, 9, 10

(10) Material Contracts.

     10.1 Distributorship Agreement between Reebok International Limited and the Company 2

     10.2 Trademark License Agreement between Reebok International Limited and the Company 2

     10.3 Continuing Letter of Credit Agreement, dated August 1, 1989, between the Company and State Street Bank and Trust Company; and Letter Agreement between The Rockport Company, Inc. and Norwest Bank, Master Security Agreement for Irrevocable Documentary Letters of Credit and Guarantee of the Company, all dated August 1, 1989 6

     10.4 Lease Agreement, dated March 1, 1988, as amended, between Reebok International Ltd. and North Stoughton Industrial Park Development Trust 5, 15

     10.5 Purchase and Sale Agreement between Reebok International Ltd. and Pentland Group plc dated March 8, 1991 8

     10.6 Agreements with various banks in Hong Kong reflecting arrangements for letter of credit facilities 8

     10.7 Third Amended and Restated Master Agreement between the Company and Bank of America Oregon dated as of July 1, 1993, as amended 15

     10.8 $200,000,000 Credit Agreement and $100,000,000 Loan Agreement, each dated as of November 1, 1994, among the Company, the Lenders named therein and Credit Suisse as Administrative Agent and Arranger, as amended by Amendment No. 1 dated October 31, 1995, to the Credit Agreement and Amendment No. 1 dated October 31, 1995, to the Loan Agreement 13, 16

     Management Contracts and Compensatory Plans.

     10.9      Reebok International Ltd. 1994 Equity Incentive Plan 15

     10.10 Reebok International Ltd. Equity and Deferred Compensation Plan for Directors 15

     10.11     Reebok International Ltd. 1985 Stock Option Plan, as amended 11

     10.12 Reebok International Ltd. 1987 Stock Option Plan for Directors, as amended 12

     10.13     Reebok International Ltd. 1987 Stock Bonus Plan 3

     10.14     Reebok International Ltd. Excess Benefits Plan 8

     10.15     Reebok International Ltd. Supplemental Executive Retirement Plan

     10.16     Reebok International Ltd. Executive Performance Incentive Plan

     10.17     Stock Option Agreement with Paul B. Fireman 8

     10.18     Split-Dollar Life Insurance Agreement with Paul B. Fireman 11

     10.19     Contingent Severance Agreement with Paul R. Duncan 6

     10.20     Change of Control Agreement with John B. Douglas III 12

     10.21     Employment Agreement with Kenneth Watchmaker 12

     10.22     Change of Control Agreement with Kenneth Watchmaker 12

     10.23     Supplemental Retirement Program for Kenneth Watchmaker 12

     10.24     Contingent Severance Agreement with Angel Martinez 14

     10.25     Lease with Angel Martinez 14

     10.26     Amendment dated October 30, 1995 to Lease with Angel Martinez

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

(27) Financial Data Schedule




1 Filed as an Exhibit to Reebok International Ltd. Form 10-K dated March 30, 1987 and incorporated by reference herein and as an Exhibit to Registration Statement No. 11-13370 and incorporated by reference herein.

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

14 Filed as an Exhibit to Reebok International Ltd. Form 10-K dated February 15, 1994 and incorporated by reference herein.

15 Filed as an Exhibit to Reebok International Ltd. Form 10-K dated March 30, 1995 and incorporated by reference herein.

16 Filed as an Exhibit to Reebok International Ltd. Form 10-Q for the quarter ended September 30, 1995 and incorporated herein by reference.

                                SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   REEBOK INTERNATIONAL LTD.




                                   BY: /s/ KENNETH I. WATCHMAKER
                                         Kenneth I. Watchmaker
                                         Executive Vice President
                                         and Chief Financial Officer


Dated:  March 29, 1996

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


/s/ PAUL FIREMAN
Paul Fireman
Director, Chairman of the Board
and President
(Chief Executive Officer)


/s/ KENNETH I. WATCHMAKER
Kenneth I. Watchmaker
Executive Vice President and Chief Financial Officer
(Chief Financial and Accounting Officer)


/s/ PAUL R. DUNCAN
Paul R. Duncan
Executive Vice President
Director


/s/ ROBERT MEERS
Robert Meers
Executive Vice President
Director



Jill E. Barad
Director



Daniel E. Gill
Director


/s/ WILLIAM F. GLAVIN
William F. Glavin
Director

/s/ MANNIE L. JACKSON
Mannie L. Jackson
Director


/s/ BERTRAM M. LEE, SR.
Bertram M. Lee, Sr.
Director

/s/ RICHARD G. LESSER
Richard G. Lesser
Director


/s/ WILLIAM M. MARCUS
William M. Marcus
Director


/s/ GEOFFREY NUNES
Geoffrey Nunes
Director


/s/ JOHN A. QUELCH
John A. Quelch
Director




Dated:  March 29, 1996

                          ITEMS 8, 14(C) AND (D)

                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                             CERTAIN EXHIBITS
                       FINANCIAL STATEMENT SCHEDULES

             Report of Ernst & Young LLP, Independent Auditors



Board of Directors and Stockholders
Reebok International Ltd.
Stoughton, Massachusetts

We have audited the accompanying consolidated balance sheets of Reebok International Ltd. and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Reebok International Ltd. and subsidiaries at December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                   ERNST & YOUNG LLP

                                   /S/ ERNST & YOUNG LLP



Boston, Massachusetts
January 30, 1996

REEBOK INTERNATIONAL LTD.
Consolidated Balance Sheets
Amounts in thousands, except share data
DECEMBER 31                                                 1995         1994
------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                           $   80,393   $   83,936
  Accounts receivable, net of allowance for
    doubtful accounts (1995, $46,401; 1994, $44,862)     506,563      532,475
  Inventory                                              635,012      624,625
  Deferred income taxes                                   75,543       66,456
  Prepaid expenses and other current assets               45,418       29,952
                                                      ------------------------
    Total current assets                               1,342,929    1,337,444
                                                      ------------------------
Property and equipment, net                              192,033      164,848
Non-current assets:
  Intangibles, net of amortization                        64,436       96,196
  Deferred income taxes                                                 2,910
  Other                                                   56,825       48,063
                                                      ------------------------
                                                         121,261      147,169
                                                      ------------------------
                                                      $1,656,223   $1,649,461
                                                      ------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable to banks                              $   66,682   $   63,837
  Current portion of long-term debt                          946        5,190
  Accounts payable                                       166,037      170,622
  Accrued expenses                                       144,585      157,479
  Income taxes payable                                    47,956      102,392
  Dividends payable                                        5,742        6,068
                                                      ------------------------
    Total current liabilities                            431,948      505,588
                                                      ------------------------
Long-term debt, net of current portion                   254,178      131,799
Deferred income taxes                                      4,604
Minority interest                                         31,081       21,569
Commitments and contingencies
Outstanding redemption value of equity put options        39,123
Stockholders' equity:
  Common stock, par value $.01; authorized 250,000,000
    shares; issued 111,015,133 shares in 1995,
    117,155,611 shares in 1994                             1,096        1,172
  Additional paid-in capital                                          167,953
  Retained earnings                                    1,487,006    1,428,058
  Less 36,210,902 shares in treasury at cost            (603,241)    (603,241)
  Unearned compensation                                   (1,208)      (2,598)
  Foreign currency translation adjustment                 11,636         (839)
                                                      ------------------------
                                                         895,289      990,505
                                                      ------------------------
                                                      $1,656,223   $1,649,461
------------------------------------------------------------------------------
The accompanying notes are an integral part of the consolidated financial statements.

REEBOK INTERNATIONAL LTD.
Consolidated Statements of Income
Amounts in thousands, except per share data
YEAR ENDED DECEMBER 31                         1995         1994         1993
------------------------------------------------------------------------------
Net sales                                $3,481,450   $3,280,418   $2,893,900
Other income                                  3,126        7,165           33
                                        --------------------------------------
                                          3,484,576    3,287,583    2,893,933
                                        --------------------------------------
Costs and expenses:
  Cost of sales                           2,114,084    1,966,138    1,719,869
  Selling, general and administrative
    expenses                                999,731      889,590      769,744
  Special charges                            72,098                     8,449
  Amortization of intangibles                 4,067        4,345       10,052
  Minority interest                          11,423        8,896        8,261
  Interest expense                           25,725       16,515       25,021
  Interest income                            (7,103)      (6,373)     (10,710)
                                        --------------------------------------
                                          3,220,025    2,879,111    2,530,686
                                        --------------------------------------
Income before income taxes                  264,551      408,472      363,247
Income taxes                                 99,753      153,994      139,832
                                        --------------------------------------
Net income                                 $164,798     $254,478     $223,415
                                        --------------------------------------
Net income per common share                   $2.07        $3.02        $2.53
                                        --------------------------------------
Dividends per common share                    $0.30        $0.30        $0.30
                                        --------------------------------------
Weighted average common and common
  equivalent shares outstanding              79,487       84,311       88,348
------------------------------------------------------------------------------
The accompanying notes are an integral part of the consolidated financial statements.

REEBOK INTERNATIONAL LTD.

Consolidated Statements of Stockholders' Equity
                                                                                                                       Foreign
                                                 Common Stock       Additional                               Unearned   Currency
                                                                      Paid-in     Retained      Treasury      Compen-  Translation
Dollar amounts in thousands                   Shares     Par Value    Capital     Earnings        Stock        sation   Adjustment
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1992                  125,574,291   $ 1,256   $  448,056   $1,000,615   $  (603,241)  $   (611)   $  (7,419)
Net income                                                                          223,415
Adjustment for foreign
  currency translation                                                                                                     (5,726)
Issuance of shares to certain employees         102,400         1        2,956                                (2,957)
Amortization of unearned compensation                                                                            292
Shares repurchased and retired               (6,235,100)      (62)    (193,959)
Shares issued under employee
  stock purchase plans                          149,977         1        3,493
Shares issued upon exercise of stock options    310,730         3        4,648
Income tax reductions relating to
  exercise of stock options                                              1,696
Dividends declared                                                                  (25,840)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1993                  119,902,298     1,199      266,890    1,198,190      (603,241)    (3,276)     (13,145)
-----------------------------------------------------------------------------------------------------------------------------------
Net income                                                                          254,478
Adjustment for foreign currency translation                                                                                12,306
Issuance of shares to certain employees          19,293                    611                                  (611)
Amortization of unearned compensation                                                                            827
Shares repurchased and retired               (3,261,200)      (33)    (112,105)
Shares retired                                  (16,000)                  (462)                                  462
Shares issued under employee
  stock purchase plans                          158,965         2        4,082
Shares issued upon exercise of stock options    352,255         4        6,172
Income tax reductions relating to
  exercise of stock options                                              2,765
Dividends declared                                                                  (24,610)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1994                  117,155,611     1,172      167,953    1,428,058      (603,241)    (2,598)        (839)
-----------------------------------------------------------------------------------------------------------------------------------
Net income                                                                          164,798
Adjustment for foreign currency translation                                                                                12,475
Issuance of shares to certain employees          43,545                  1,558                                (1,558)
Amortization of unearned compensation                                                                          1,008
Shares repurchased and retired               (6,639,600)      (66)    (182,569)     (42,835)
Shares retired                                  (67,200)       (1)      (1,385)        (554)                   1,940
Shares issued under employee
  stock purchase plans                          161,377         2        4,253
Shares issued upon exercise of stock options    361,400         4        6,004
Put option contracts outstanding                              (15)                  (39,108)
Premium received from unexercised
  equity put options                                                     3,233
Income tax reductions relating
  to exercise of stock options                                             953
Dividends declared                                                                  (23,353)
Balance, December 31, 1995                  111,015,133   $ 1,096   $        0   $1,487,006   $  (603,241)  $ (1,208)   $  11,636
-----------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

REEBOK INTERNATIONAL LTD.
Consolidated Statements of Cash Flows
Amounts in thousands
YEAR ENDED DECEMBER 31                               1995      1994      1993
------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                     $164,798  $254,478  $223,415
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                  34,504    32,228    25,209
    Amortization of intangibles                     4,067     4,345    10,052
    Minority interest                              11,423     8,896     8,261
    Amortization of unearned compensation           1,008       827       292
    Deferred income taxes                          (1,573)  (13,332)   17,470
    Special charges                                62,743               8,449
    Changes in operating assets and liabilities,
      exclusive of those arising from business
      acquisitions:
      Accounts receivable                          16,157   (64,786)  (44,682)
      Inventory                                   (29,531)  (81,948)  (84,020)
      Prepaid expenses                              7,841    (7,752)    2,023
      Other                                       (21,715)  (15,789)  (23,012)
      Accounts payable and accrued expenses       (25,327)   35,211     6,035
      Income taxes payable                        (55,553)   20,236    (6,959)
                                               -------------------------------
  Total adjustments                                 4,044   (81,864)  (80,882)
                                               -------------------------------
Net cash provided by operating activities         168,842   172,614   142,533
                                               -------------------------------
Cash flows from investing activities:
  Payments to acquire property and equipment (63,610) (61,839) (26,628) Payments for business acquisitions, net of
    cash acquired                                            (4,297)  (10,321)
  Proceeds from sale of businesses held for sale                       36,500
                                               -------------------------------
Net cash used for investing activities            (63,610)  (66,136)     (449)
                                               -------------------------------
Cash flows from financing activities:
  Net borrowings of notes payable to banks          2,426    37,148    19,961
  Proceeds from issuance of common stock to
    employees                                      11,216    13,025     9,841
  Dividends paid                                  (23,679)  (24,827)  (26,276)
  Repayments of long-term debt                   (112,445)   (2,585)   (4,351)
  Proceeds from long-term debt                    230,000              20,000
  Proceeds from premium on equity put options       3,233
  Repurchases of common stock                    (225,470) (112,138) (194,021)
                                               -------------------------------
Net cash used for financing activities           (114,719)  (89,377) (174,846)
                                               -------------------------------
Effect of exchange rate changes on cash             5,944   (12,512)    6,723
                                               -------------------------------
Net increase (decrease) in cash and cash
  equivalents                                      (3,543)    4,589   (26,039)
                                               -------------------------------
Cash and cash equivalents at beginning of year     83,936    79,347   105,386
                                               -------------------------------
Cash and cash equivalents at end of year         $ 80,393  $ 83,936  $ 79,347
                                               -------------------------------
Supplemental disclosures of cash flow
  information:
  Interest paid                                  $ 23,962  $ 19,135  $ 24,348
  Income taxes paid                               152,690   135,060   132,456
------------------------------------------------------------------------------
The accompanying notes are an integral part of the consolidated financial statements.

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

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the amounts of the Company and its subsidiaries. All significant intercompany transactions and accounts are eliminated in consolidation.

USE OF ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

RECOGNITION OF REVENUES
Sales are recognized upon shipment of products.

ADVERTISING
Advertising production costs are expensed the first time the advertisement is run. Media (TV and print) placement costs are expensed in the month the advertising appears. Advertising expense (including cooperative advertising) amounted to $157,573, $163,210 and $158,318 for the years ended December 31, 1995, 1994 and 1993, respectively.

ACCOUNTING FOR STOCK-BASED COMPENSATION
The Company accounts for its stock compensation arrangements under the provisions of APB25, "Accounting for Stock Issued to Employees," and intends to continue to do so.

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

Dollar amounts in thousands, except per share data

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

NET INCOME PER COMMON SHARE
Net income per common share is computed based on the weighted average number of common and common equivalent shares outstanding and the dilutive effect of equity put options, if applicable.

2.  SPECIAL CHARGES

The Company recorded special charges totaling $72,098 in 1995. In the second quarter of 1995, the Company recorded a special charge of $18,034, principally related to facilities consolidation and severance and other related costs associated with the streamlining of certain segments of the Company's operations. The after-tax effect of this charge was $11,235 or $0.14 per share. In connection with the anticipated sale of the Company's Avia subsidiary, the Company recorded a special charge of $54,064 in the fourth quarter of 1995 to adjust the carrying value of Avia to its estimated fair value on sale. The after-tax effect of this write- down was $33,699 or $0.44 per share. The sale of Boston Whaler was completed on July 30, 1993 and the sale of Ellesse was completed on September 28, 1993. In connection with these sales, the Company recorded a pre-tax special charge of $8,499 in 1993.

Dollar amounts in thousands, except per share data

3.  PROPERTY AND EQUIPMENT

-----------------------------------------------------------------------------
Property and equipment consist of the following:
DECEMBER 31                                              1995           1994
-----------------------------------------------------------------------------
Land                                                  $32,226        $32,243
Buildings                                              67,233         60,440
Machinery and equipment                               189,731        156,046
Leasehold improvements                                 46,654         34,506
-----------------------------------------------------------------------------
                                                      335,844        283,235
Less accumulated depreciation
  and amortization                                    143,811        118,387
-----------------------------------------------------------------------------
                                                     $192,033       $164,848
-----------------------------------------------------------------------------

4.  INTANGIBLES

-----------------------------------------------------------------------------
Intangibles consist of the following:
DECEMBER 31                                              1995           1994
-----------------------------------------------------------------------------
Excess of purchase price over fair value
  of assets acquired (net of accumulated
  amortization of $130,925 in 1995 and
  $128,545 in 1994)                                   $20,698        $49,811
Other intangible assets:
  Purchased technology                                 52,827         52,827
  Company tradename and
    trademarks                                         49,144         50,104
  Other                                                13,693         13,693
-----------------------------------------------------------------------------
                                                      115,664        116,624
  Less accumulated amortization                        71,926         70,239
-----------------------------------------------------------------------------
                                                       43,738         46,385
-----------------------------------------------------------------------------
                                                      $64,436        $96,196
-----------------------------------------------------------------------------


In connection with the special charge recorded in the fourth quarter of 1995 (see note 2), the Company wrote-off the remaining $28,461 of excess purchase price over fair value of assets acquired relating to Avia.

5.  SHORT-TERM BORROWINGS

The Company has various arrangements with numerous banks which provide an aggregate of approximately $838,000 of uncommitted facilities, substantially all of which are available to the Company's foreign subsidiaries. Of this amount, $245,000 is available for short-term borrowings and bank overdrafts, with the remainder available for letters of credit for inventory purchases. In addition

Dollar amounts in thousands, except per share data

to amounts reported as notes payable to banks, approximately $212,000 was outstanding for open letters of credit for inventory purchases at December 31, 1995.

On October 31, 1995, the Company amended existing revolving credit agreements totaling $300,000. The Company's existing $100,000 Loan Agreement was amended to extend the commitment term an additional year until November 1, 2000 and to increase the amount committed to $150,000. The Company's existing $200,000 Credit Agreement was amended by extending the commitment term for an additional year to October 30, 1996 and reducing the amount committed to $150,000. Total committed facilities remain at $300,000. At December 31, 1995, there were no borrowings outstanding under these agreements.

The Company has a Commercial Paper program through which it can borrow up to $200,000 for periods up to 270 days. The borrowing amount was increased from $125,000 on February 15, 1996. This program is supported, to the extent available, by the unused portion of the Company's $300,000 revolving credit agreements. As of December 31, 1995, the Company had no commercial paper obligations outstanding.

The weighted average interest rate on notes payable to banks was 5.8% and 4.9% at December 31, 1995 and 1994, respectively.

6.  LEASING ARRANGEMENTS

The Company leases various offices, warehouses, retail store facilities and certain of its data processing and warehouse equipment under lease arrangements expiring between 1996 and 2002.

Minimum annual rentals for the five years subsequent to December 31, 1995 and in the aggregate are as follows:

1996                                                                 $ 37,567
1997                                                                   28,090
1998                                                                   23,216
1999                                                                   19,239
2000                                                                   13,876
2001 and thereafter                                                    20,477
------------------------------------------------------------------------------
Total minimum lease obligations                                      $142,465
------------------------------------------------------------------------------

Total rent expense for all operating leases amounted to $40,602, $29,167 and $23,868 for the years ended December 31, 1995, 1994 and 1993, respectively.

Dollar amounts in thousands, except per share data

7.  LONG-TERM DEBT

------------------------------------------------------------------------------
Long-term debt consists of the following:

DECEMBER 31:                                              1995        1994
------------------------------------------------------------------------------
Medium-term notes, bearing interest
  at rates approximating 6.75%, due
  May 15, 2000, with interest payable
  semiannually on May 15 and
  November 15                                         $100,000
9.75% debentures due September 15,
  1998, with interest payable semiannually
  on March 15 and September 15                                    $ 99,645 (A)
6.75% debentures due September 15,
  2005, with interest payable semiannually
  on March 15 and September 15                          98,729 (A)
Medium-term notes, bearing interest at
  rates approximating 6%, due July 15,
  1998, with interest payable
  semiannually on February 15 and
  August 15                                             30,000
Medium-term notes, bearing interest
  at rates approximating 6%, due
  February 11, 1998, with interest payable
  semiannually on February 15 and
  August 15                                             20,000      20,000
Bank and other notes payable                             6,395      17,344
------------------------------------------------------------------------------
                                                       255,124     136,989
Less current portion                                       946       5,190
------------------------------------------------------------------------------
                                                      $254,178    $131,799
------------------------------------------------------------------------------

Maturities of long-term debt during the five-year period ending December 31, 2000 are $946 in 1996, $2,875 in 1997, $50,282 in 1998, $297 in 1999, and
$100,280 in 2000.

8.  EMPLOYEE BENEFIT PLANS

The Company sponsors defined contribution retirement plans covering substantially all of its domestic employees and certain employees of its foreign subsidiaries. Contributions are determined at the discretion of the Board of Directors. Aggregate contributions made by the Company to the plans and charged to operations in 1995, 1994, and 1993 were $11,644, $13,660 and $11,833, respectively.

(A) On September 13, 1995, $100,000 of 9.75% debentures were called and refinanced with $100,000 of 6.75% debentures on September 18, 1995.

Dollar amounts in thousands, except per share data

9.  STOCK PLANS

The Company has stock option plans which provide for the grant of options to purchase shares of the Company's common stock to key employees, other persons or entities who make significant contributions to the success of the Company, and eligible members of the Company's Board of Directors. The Board of Directors approved the 1994 Equity Incentive Plan on December 15, 1993 which replaced three of the Company's existing stock option and stock bonus plans. Under this new Equity Incentive Plan, options may be incentive stock options or "non-qualified options" under applicable provisions of the Internal Revenue Code. The exercise price of any stock option granted may not be less than fair market value at the date of grant except in the case of grants to participants who are not executive officers of the Company and in certain limited circumstances. The exercise period cannot exceed ten years from the date of grant. The vesting schedule for options granted under the 1994 Equity Incentive Plan is determined by the Compensation Committee of the Board of Directors. The Company also has an option plan for its Directors. Under this plan a fixed amount of options are granted annually to all non-employee Directors. Grants of options under the Directors Plan vest in equal annual installments over three years.

The following schedule summarizes the changes in stock options during the three years ended December 31, 1995:
                                                Number of Shares Under Option
------------------------------------------------------------------------------
                                                Non-Qualified      Option
                                                Stock Options  Price Per Share
------------------------------------------------------------------------------
Outstanding at December 31, 1992                    5,511,138       8.75-39.77
Granted                                             1,605,800      11.38-41.74
Exercised                                            (310,730)      8.75-27.63
Canceled                                             (399,240)     11.38-33.25
------------------------------------------------------------------------------

Outstanding at December 31, 1993                    6,406,968       8.75-41.74
Granted                                               212,797      28.88-38.88
Exercised                                            (352,255)      8.75-33.25
Canceled                                             (387,935)     11.38-41.74
------------------------------------------------------------------------------

Outstanding at December 31, 1994                    5,879,575       8.75-39.77
Granted                                             1,361,502      28.75-36.75
Exercised                                            (361,400)      8.75-33.25
Canceled                                             (722,760)     11.38-39.77
------------------------------------------------------------------------------
Outstanding at December 31, 1995                    6,156,917       8.75-38.88
------------------------------------------------------------------------------

At December 31, 1995 and 1994, options to purchase 3,956,545 and 3,241,684 shares of common stock were exercisable, and 3,369,311 and 4,351,514 options, respectively, were available for future grants under the Company's stock option plans.

Dollar amounts in thousands, except per share data

The Company's 1994 Equity Incentive Plan also permits the Company to grant restricted stock to key employees, and other persons or entities who make significant contributions to the success of the Company. The restrictions and vesting schedule for restricted stock granted under this Plan are determined by the Compensation Committee of the Board of Directors.

The Company has two employee stock purchase plans. Under the 1987 Employee Stock Purchase Plan eligible employees are granted options to purchase shares of the Company's common stock through voluntary payroll deductions during two option periods, running from January 1 to June 30 and from July 1 to December 31, at a price equal to the lower of 85% of market value at the beginning or end of each period. Under the 1992 Employee Stock Purchase Plan, for certain foreign based employees, eligible employees are granted options to purchase shares of the Company's common stock during two option periods, running from January 1 to June 30 and from July 1 to December 31, at the market price at the beginning of the period. The option becomes exercisable 90 days following the date of grant and expires on the last day of the option period.

During 1995, 1994 and 1993, respectively, 161,377, 158,965, and 149,977 shares were issued pursuant to these plans.

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

At December 31, 1995, 10,313,239 shares of common stock were reserved for issuance under the Company's various stock plans and 85,117,470 shares were reserved for issuance under the shareholders' rights plan.

10.  ACQUISITION OF COMMON STOCK

On October 19, 1995, the Board of Directors authorized the repurchase of up to an additional $200 million in Reebok common stock in open market or privately-negotiated transactions. This authorization was in addition to the share repurchase programs of $200 million each adopted by the Company in July 1992, July 1993 and October 1994. As of December 31, 1995, the Company had approximately $198 million available for future repurchases of common stock under these programs.

Dollar amounts in thousands, except per share data

11.  EQUITY PUT OPTIONS

During 1995, the Company issued equity put options as part of its ongoing share repurchase program. These options provide the Company with an additional source to supplement open market purchases of its common stock.
The options are priced based on the market value of the Company's stock at the date of issuance. The redemption value of the options, which represents the option price times the number of shares under option is presented in the accompanying consolidated balance sheet at December 31, 1995 as "Outstanding redemption value of Equity Put Options." At December 31, 1995 1,450,000 shares of outstanding common stock are subject to repurchase under the terms and conditions of these options. All equity put options outstanding as of December 31, 1995 expire during 1996.

12.  FINANCIAL INSTRUMENTS

The following methods and assumptions were used by the Company to estimate the fair value of its financial instruments: Cash and cash equivalents and notes payable to banks: the carrying amounts reported in the balance sheet approximate fair value. Long term-debt: the fair value of the Company's medium term notes and debentures is estimated based on quoted market prices. The fair value of other long-term debt is estimated using discounted cash flow analyses, based on the Company's incremental borrowing rates for similar types of borrowing arrangements. Unrealized gains or losses on foreign currency exchange contracts: the fair value of the Company's foreign currency exchange contracts is estimated based on current foreign exchange rates.

The carrying amounts and fair value of the Company's financial instruments are as follows:
                              Carrying                          Fair
                               Amount                           Value
------------------------------------------------------------------------------
DECEMBER 31:             1995            1994            1995            1994
------------------------------------------------------------------------------
Long-term debt       $255,124        $136,989        $261,860        $139,842
Unrealized gains
  (losses) on foreign
  currency exchange
  contracts            (1,108)         (2,152)         (1,108)           (179)
------------------------------------------------------------------------------

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

The Company also uses forward currency exchange contracts to hedge significant intercompany assets and liabilities denominated in other than the functional currency. Contracts used to hedge intercompany balances are marked to market and the resulting transaction gain or loss is included in the determination of net income. Foreign currency gains or losses included in net income for the years ended December 31, 1995, 1994 and 1993 were not significant. The Company has used forward exchange contracts as an element of its risk management strategy for several years. Although

Dollar amounts in thousands, except per share data

forward exchange contracts entail some risk of non-performance by counterparties, the Company manages this risk by establishing dollar and term limits (in total and by financial institution) and also monitors the creditworthiness of the financial institutions with whom derivatives are executed.

At December 31, 1995, the Company had forward currency exchange contracts, all having maturities of less than one year, with a notional amount aggregating $377,042. The contracts involved 12 different foreign currencies. No single currency represented more than 25% of the aggregate notional amount. The notional amount of contracts intended to hedge merchandise purchases was $178,140. Deferred gains (losses) on these contracts were not material at December 31, 1995 and 1994.

13.  INCOME TAXES

------------------------------------------------------------------------------
The components of income before income taxes are as follows:
                                           1995           1994           1993
------------------------------------------------------------------------------
Domestic                                $14,292       $171,166       $141,428
Foreign                                 250,259        237,306        221,819
------------------------------------------------------------------------------
                                       $264,551       $408,472       $363,247
------------------------------------------------------------------------------

The provision for income taxes consists of the following:
                                           1995           1994           1993
------------------------------------------------------------------------------
Current:
  Federal                                $3,998        $66,879        $39,725
  State                                  13,878         16,607         14,082
  Foreign                                83,450         83,840         68,555
------------------------------------------------------------------------------
                                        101,326        167,326        122,362
------------------------------------------------------------------------------
Deferred:
  Federal                                (1,594)        (3,038)        16,244
  State                                  (3,112)          (303)          (310)
  Foreign                                 3,133         (9,991)         1,536
------------------------------------------------------------------------------
                                         (1,573)       (13,332)        17,470
------------------------------------------------------------------------------
                                       $ 99,753       $153,994       $139,832
------------------------------------------------------------------------------

Undistributed earnings of the Company's foreign subsidiaries amounted to approximately $410,402, $316,099 and $215,559 at December 31, 1995, 1994 and
1993, respectively. Those earnings are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes and foreign withholding taxes, less an adjustment for applicable foreign tax credits. Determination of the amount of U.S. income tax liability that would be incurred is not practicable because of the complexities associated

Dollar amounts in thousands, except per share data

with its hypothetical calculation; however, unrecognized foreign tax credits would be available to reduce some portion of any U.S. income tax liability.

Income taxes computed at the federal statutory rate differ from amounts provided as follows:
                                           1995           1994           1993
------------------------------------------------------------------------------
Tax at statutory rate                      35.0%          35.0%          35.0%
State taxes, less federal tax effect        2.7            2.6            2.5
Effect of tax rates of foreign
subsidiaries and joint ventures            (2.0)          (1.3)           (.8)
Effect of minority interest                 1.5             .8             .8
Amortization of intangibles                  .4             .5             .6
Other, net                                   .1             .1             .4
------------------------------------------------------------------------------
Provision for income taxes                 37.7%          37.7%          38.5%
------------------------------------------------------------------------------

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

As permitted by Statement 109, the Company did not restate the financial statements of any prior years. The effect of the change on net income for 1993 was not material.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Deferred taxes are attributable to the following temporary differences at
DECEMBER 31:                                              1995           1994
------------------------------------------------------------------------------
Inventory                                              $34,570        $34,757
Accounts receivable                                     25,810         27,825
Other - net                                             10,559          6,784
------------------------------------------------------------------------------
                                                       $70,939        $69,366
------------------------------------------------------------------------------
______________________________________________________________________________

Dollar amounts in thousands, except per share data

14.  OPERATIONS BY GEOGRAPHIC AREA
Sales to unaffiliated customers, net income and identifiable assets by geographic area are summarized below:
                                           1995           1994           1993
------------------------------------------------------------------------------
Sales:
  United States                      $2,027,080     $1,974,904     $1,775,496
  United Kingdom                        492,843        506,658        434,249
  Europe                                642,622        536,629        479,640
  Other countries                       318,905        262,227        204,515
------------------------------------------------------------------------------
                                     $3,481,450     $3,280,418     $2,893,900
------------------------------------------------------------------------------
Net income:
  United States                         $36,176       $126,916        $98,692
  United Kingdom                         69,277         62,949         65,734
  Europe                                 20,648         44,290         36,915
  Other countries                        38,697         20,323         22,074
------------------------------------------------------------------------------
                                       $164,798       $254,478       $223,415
------------------------------------------------------------------------------
Identifiable assets:
  United States                        $818,539       $963,462       $916,962
  United Kingdom                        291,825        282,795        152,206
  Europe                                311,903        230,912        153,492
  Other countries                       233,956        172,292        169,051
------------------------------------------------------------------------------
                                      $1,656,223     $1,649,461     $1,391,711
------------------------------------------------------------------------------

The 1994 and 1993 operations information by geographic area for Europe and other countries was updated in order to reflect the present country boundaries.

There are various differences between income before income taxes for domestic and foreign operations as shown in Note 13 and net income shown above.

15.  CONTINGENCIES

On August 29, 1995, the Company obtained a favorable ruling on its motion for summary judgment in the lawsuit entitled Stutz Motor Car of America, Inc. v. Reebok International Ltd., (filed on July 1, 1993 in the Central District of Los Angeles County Superior Court as Case Number BC074579 and removed to the United States District Court for the Central District of California where it was assigned Civil Action No. 93-443LGB) and, as a result, the case was dismissed. The Plaintiff has appealed the decision. The Company believes that the Plaintiff's appeal is without merit and is confident that the District Court decision will be upheld.

During 1995, the Company's settlement with the National Association of Attorneys General ("NAAG") relating to the investigation by NAAG against the Company was approved by the Federal Court for the Southern District of New York on October 20, 1995. The Court's order approving the settlement was appealed to the Second Circuit Court of Appeals on January 9, 1996 by counsel purporting to represent a class of Reebok and Rockport consumers. The Company is currently awaiting a decision on the appeal, which it believes to be without merit.

Quarterly Results of Operations

Amounts in thousands, except per share data

                                       First    Second        Third     Fourth
                                     Quarter   Quarter      Quarter    Quarter
------------------------------------------------------------------------------
Year ended December 1995
------------------------------------------------------------------------------
Net sales                          $935,478   $788,692   $1,005,980   $751,300
Gross profit                        378,079    316,847      391,145    281,295
Net income                           65,917     21,404       76,202      1,275
Net income per common share             .80        .26          .96        .02
Cash dividends per common share        .075       .075         .075       .075
------------------------------------------------------------------------------

Year ended December 1994
------------------------------------------------------------------------------
Net sales                          $857,366   $776,753     $937,148   $709,151
Gross profit                        337,522    307,774      375,330    293,654
Net income                           65,789     51,008       84,655     53,026
Net income per common share             .77        .60         1.01        .64
Cash dividends per common share        .075       .075         .075       .075
------------------------------------------------------------------------------

Net income for the second quarter of 1995 includes an after-tax special charge of $11,235 ($0.14 per share). Net income for the fourth quarter of 1995 includes an after-tax special charge of $33,699 ($0.44 per share).

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

Even an effective internal control system, no matter how well designed, has inherent limitations -- including the possibility of the circumvention or overriding of controls -- and therefore can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, internal control system effectiveness may vary over time.

The Company maintains an internal auditing program that monitors and assesses the effectiveness of the internal controls system and recommends possible improvements thereto. The Company's accompanying financial statements have been audited by Ernst & Young LLP, independent auditors, whose audit was made in accordance with generally accepted auditing standards and included a review of the system of internal accounting controls to the extent necessary to determine the audit procedures required to support their opinion on the consolidated financial statements. Management believes that, as of December 31, 1995, the Company's system of internal control is adequate to accomplish the objectives discussed herein.

Reebok International Ltd.,

/S/ PAUL FIREMAN
Paul Fireman
Chairman
President and Chief Executive Officer

/S/ KENNETH WATCHMAKER
Kenneth Watchmaker
Executive Vice President and
Chief Financial Officer

                                       SCHEDULE II  -  VALUATION AND QUALIFYING ACCOUNTS


REEBOK INTERNATIONAL LTD
(Amounts in thousands)


                               Balance at  Charged to  Charged to     Deductions  Balance at
                                Beginning   Costs and       Other           From      End of
Description                     of Period    Expenses    Accounts  Allowances(A)      Period
___________                    __________  __________  __________  _____________  __________

YEAR ENDED DECEMBER 31, 1995
Reserves and allowances deducted
from asset accounts:
  Allowance for doubtful accounts $44,862     $13,151                    $11,612     $46,401


YEAR ENDED DECEMBER 31, 1994
Reserves and allowances deducted
from asset accounts:
  Allowance for doubtful accounts  46,455       6,691                      8,284      44,862


YEAR ENDED DECEMBER 31, 1993
Reserves and allowances deducted
from asset accounts:
  Allowance for doubtful accounts  43,224       8,562                      5,331      46,455



(A) Uncollectible accounts written off, net of recoveries



                         EXHIBIT INDEX


EXHIBIT                                          LOCATION


3.1   Restated Articles of Organization        Incorporated by
      of the Company, as amended               reference

3.2   By-laws, as amended                      Incorporated by
                                               reference

4.1   Indenture, dated September 15, 1988,     Incorporated by
      as amended and restated by the First     reference
      Supplemental Indenture, dated as of
      January 22, 1993, between Reebok
      International Ltd. and Citibank
      N.A., as Trustee

4.2   Common Stock Rights Agreement dated      Incorporated by
      as of June 14, 1990 between the          reference
      Company and The First National Bank
      of Boston, as Rights Agent, as amended

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

10.4  Lease Agreement, dated March 1, 1988,    Incorporated by
      as amended, between Reebok               reference
      International Ltd. and North Stoughton
      Industrial Park Development Trust

10.5  Purchase and Sale Agreement between      Incorporated by
      Reebok International Ltd. and Pentland   reference
      Group plc dated March 8, 1991

10.6  Agreements with various banks in Hong    Incorporated by
      Kong reflecting arrangements for letter reference of credit facilities

10.7  Third Amended and Restated Master        Incorporated by
      Agreement between the Company and        reference
      Bank of America Oregon dated as
      of July 1, 1993, as amended

10.8  $200,000,000 Credit Agreement and        Incorporated by
      $100,000,000 Loan Agreement, each        reference
      dated as of November 1, 1994, among
      the Company, the Lenders named therein
      and Credit Suisse as Administrative
      Agent and Arranger, as amended by
      Amendment No. 1 dated October 31, 1995,
      to the Credit Agreement and Amendment
      No. 1 dated October 31, 1995 to the
      Loan Agreement

10.9  Reebok International Ltd. 1994 Equity    Incorporated by
      Incentive Plan                           reference

10.10 Reebok International Ltd. Equity and     Incorporated by
      Deferred Compensation Plan for           reference
      Directors

10.11 Reebok International Ltd. 1985 Stock     Incorporated by
      Option Plan, as amended                  reference

10.12 Reebok International Ltd. 1987 Stock     Incorporated by
      Option Plan for Directors, as amended    reference

10.13 Reebok International Ltd. 1987 Stock     Incorporated by
      Bonus Plan                               reference

10.14 Reebok International Ltd. Excess         Incorporated by
      Benefits Plan                            reference

10.15 Reebok International Ltd. Supplemental   Filed herewith
      Executive Retirement Plan

10.16 Reebok International Ltd. Executive      Filed herewith
      Performance Incentive Plan

10.17 Stock Option Agreement with Paul         Incorporated by
      B. Fireman                               reference


10.18 Split-Dollar Life Insurance Agreement    Incorporated by
      with Paul B. Fireman                     reference

10.19 Contingent Severance Agreement with      Incorporated by
      Paul R. Duncan                           reference

10.20 Change of Control Agreement with         Incorporated by
      John B. Douglas III                      reference

10.21 Employment Agreement with Kenneth        Incorporated by
      Watchmaker                               reference

10.22 Change of Control Agreement with         Incorporated by
      Kenneth Watchmaker                       reference

10.23 Supplemental Retirement Program for      Incorporated by
      Kenneth Watchmaker                       reference

10.24 Contingent Severance Agreement with      Incorporated by
      Angel Martinez                           reference

10.25 Lease with Angel Martinez                Incorporated by
                                               reference

10.26 Amendment dated October 30, 1995         Filed herewith
      to Lease with Angel Martinez

11.   Statement Re Computation of Per          Filed herewith
      Share Earnings

12.   Statement Re Computation of Ratio        Filed herewith
      of Earnings to Fixed Charges

21.1  List of Subsidiaries of the Company      Filed herewith

23.1  The consent of Ernst & Young LLP         Filed herewith

27.   Financial Data Schedule                  Filed herewith