Form 10-Q
period 1996-03-31
REEBOK INTERNATIONAL LTD
filed 1996-05-13
CIK 770949

FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549


          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934


  For the quarterly period ended March 31, 1996

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

  Yes  (X)       No  (  )

  The number of shares outstanding of registrant's common stock, par value $.01 per share, at May 7, 1996, was 73,069,214 shares.

REEBOK INTERNATIONAL LTD.


INDEX

PART I.    FINANCIAL INFORMATION:

Item 1     Financial Statements (Unaudited)

           Consolidated Balance Sheets - March 31, 1996 and
             1995, and December 31, 1995 . . . . . . . . . .  2-3

           Consolidated Statements of Income - Three
             Months ended March 31, 1996 and 1995. . . . . .    4

           Consolidated Statements of Cash Flows -  Three
             Months Ended March 31, 1996 and 1995. . . . . .  5-6

           Notes to Consolidated Financial Statements  . . .    7


Item 2

           Management's Discussion and Analysis of Results
             Of Operations and Financial Condition . . . . . 8-12


Part II.   OTHER INFORMATION:

Item 1     Legal Proceedings . . . . . . . . . . . . . . . .   13

Items 2-5  Not Applicable  . . . . . . . . . . . . . . . . .   13

Item 6     Exhibits and Reports on Form 8-K  . . . . . . . .   13

               REEBOK INTERNATIONAL LTD. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS


                                     March 31,         December 31,
                                   1996      1995         1995
                              __________  __________   ___________

                                    (Amounts in thousands)

Current assets:
  Cash and cash equivalents   $   64,844   $  64,980   $   80,393
  Accounts receivable, net
    of allowance for doubtful
    accounts (1996, $50,513;
    March 1995, $45,487;
    December 1995, $46,401)      683,996     738,125      506,563
  Inventory                      579,726     635,920      635,012
  Deferred income taxes           80,232      73,660       75,543
  Prepaid expenses and other
    current assets                48,123      29,352       45,418
                              __________  __________   __________

    Total current assets       1,456,921   1,542,037    1,342,929
                              __________  __________   __________

Property and equipment, net      189,505     180,745      192,033

Non-current assets:
  Intangibles, net of
    amortization                  63,775      98,639       64,436
  Deferred income taxes                        4,256
  Other                           56,421      45,008       56,825
                              __________  __________   __________

                                 120,196     147,903      121,261
                              __________  __________   __________

                              $1,766,622  $1,870,685   $1,656,223
                              ==========  ==========   ==========

               REEBOK INTERNATIONAL LTD. AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEETS (Continued)

                                     March 31,        December 31,
                                   1996      1995         1995
                              __________  __________   __________

                         (Amounts in thousands, except share data)

Current liabilities:
  Notes payable to banks      $   76,848  $   87,309   $   66,682
  Commercial paper                50,000      65,000
  Current portion of
    long-term debt                    26       5,148          946
  Accounts payable               164,448     180,097      166,037
  Accrued expenses               152,669     189,782      144,585
  Income taxes payable            73,534     129,272       47,956
  Dividends payable                5,601       6,066        5,742
                              __________  __________   __________
    Total current liabilities    523,126     662,674      431,948
                              __________  __________   __________
Long-term debt, net of
  current portion                265,537     135,728      254,178

Deferred income taxes              3,198                    4,604

Minority interest                 33,710      26,180       31,081

Commitments and contingencies

Outstanding redemption value of
  equity put options              39,123                   39,123

Stockholders' equity:
  Common stock, par value $.01;
   authorized 250,000,000 shares;
   issued 1996, 110,099,236;
   issued March 31, 1995,
   116,614,838; issued December
   31, 1995, 111,015,133           1,086       1,166        1,096
  Additional paid-in capital                 145,382
  Retained earnings            1,504,049   1,487,909    1,487,006
  Less 36,447,502 shares in
    treasury at cost            (610,252)   (603,241)    (603,241)
  Unearned compensation             (514)     (2,898)      (1,208)
  Foreign currency translation
    adjustment                     7,559      17,785       11,636
                              __________  __________   __________
                                 901,928   1,046,103      895,289
                              __________  __________   __________
                              $1,766,622  $1,870,685   $1,656,223
                              ==========  ==========   ==========


The accompanying notes are an integral part of the consolidated financial statements.

                REEBOK INTERNATIONAL LTD. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
                   (In thousands except per share data)
                                (Unaudited)

                                                  Three Months Ended
                                                        March 31,
                                             ___________________________
                                                 1996         1995
                                                 ____         ____

Net sales                                             $ 902,923  $ 935,478
Other income                                                762      1,138
                                                      _________  _________

                                                        903,685    936,616

Costs and expenses:
  Cost of sales                                         551,791    557,399
  Selling, general and
    administrative expenses                             263,544    265,263
  Amortization of intangibles                               626      1,002
  Minority interest                                       4,634      3,377
  Interest expense                                        6,528      4,874
  Interest income                                        (1,150)    (1,105)
                                                       _________  _________
                                                        825,973    830,810
                                                       _________  _________
Income before income taxes                               77,712    105,806

Income taxes                                             29,297     39,889
                                                       _________  _________

Net income                                             $ 48,415   $ 65,917
                                                       =========  =========

Net income per common share                            $   0.64   $   0.80
                                                       =========  =========

Dividends per common share                             $   .075   $   .075
                                                       =========  =========
Weighted average common and
  common equivalent shares
  outstanding                                            75,143     82,602
                                                       =========  =========


Certain amounts in 1995 have been reclassified to permit comparisons.


The accompanying notes are an integral part of the consolidated financial statements.

                  REEBOK INTERNATIONAL LTD. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)


                                                    Three Months Ended
                                                        March 31,
                                                    ________________
                                                    1996        1995
                                                    ____        ____
                                               (Amounts in thousands)

Cash flows from operating activities:
  Net income                                    $  48,415   $  65,917
  Adjustments to reconcile net income
    to net cash provided by
    operating activities:
     Depreciation and amortization                  9,344       9,766
     Amortization of intangibles                      626       1,002
     Minority interest                              4,634       3,377
     Amortization of unearned compensation           (231)      1,118
     Deferred income taxes                         (6,484)     (8,173)
     Changes in operating assets and
      liabilities, exclusive of those arising
      from business acquisitions:
       Accounts receivable                       (186,118)   (185,572)
       Inventory                                   51,240       9,483
       Prepaid expenses                            (9,034)      1,337
       Other                                        7,951     (12,426)
       Accounts payable                             6,009       2,241
       Accrued expenses                             4,798      30,237
       Income taxes payable                        25,737      26,114
                                               ___________  __________
         Total adjustments                        (91,528)   (121,496)
                                               ___________  __________

Net cash used for operating activities            (43,113)    (55,579)

                                               ___________  __________
Cash flows from investing activities:
  Payments to acquire property and
   equipment                                       (8,657)    (19,452)

  Payments for business acquisitions                           (2,305)
                                               ___________  __________



Net cash used for investing activities             (8,657)    (21,757)
                                               ___________  __________

                  REEBOK INTERNATIONAL LTD. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)


                                                       Three Months Ended
                                                           March 31,
                                                      ___________________
                                                       1996       1995
                                                       ____       ____
                                                   (amounts in thousands)

Cash flows from financing activities:
  Net borrowings of notes payable to banks           12,379      16,209
  Proceeds from issuance of commercial paper         50,000      65,000
  Net borrowings of long-term debt                   11,092       2,146
  Proceeds from issuance of common stock to
    employees                                           117       2,246
  Dividends paid                                     (5,693)     (6,068)
  Repurchases of common stock                       (32,031)    (26,241)
                                                    ________   _________

Net cash provided by financing activities            35,864      53,292
                                                    ________   _________


Effect of exchange rate changes on cash
  and cash equivalents                                  357       5,088
                                                    ________   _________


Net decrease in cash and cash equivalents           (15,549)    (18,956)
                                                    ________   _________


Cash and cash equivalents at beginning of period     80,393      83,936
                                                    ________   _________

Cash and cash equivalents at end of period         $ 64,844    $ 64,980
                                                    ========   =========

Supplemental disclosures of cash flow information:


                                                       1996       1995
                                                       ____       ____

Cash paid during the period for:
  Interest                                          $  7,230   $  8,499
  Income taxes                                        16,210     13,009


The accompanying notes are an integral part of the consolidated financial statements.

               REEBOK INTERNATIONAL LTD. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - BASIS OF PRESENTATION
______________________________

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

NOTE 2 - CONTINGENCIES
______________________________

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

                REEBOK INTERNATIONAL LTD. AND SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               RESULTS OF OPERATIONS AND FINANCIAL CONDITION



  The following table shows the percentage which amounts in the Consolidated Statements of Income bear to net sales:

                                            Percentage of Net Sales
                                            _______________________

                                              Three Months Ended
                                                 March 31,
                                             ___________________
                                             1996        1995
                                             ____        ____


Net sales                                   100.0%       100.0%
Other income                                   .1           .1
                                            ______       ______

                                            100.1        100.1

Costs and expenses:
  Cost of sales                              61.1         59.6
  Selling, general and
   administrative expenses                   29.2         28.4
  Amortization of intangibles                  .1           .1

  Minority interest                                         .5
                                               .3
  Interest expense                             .7           .5

  Interest income                             (.1)         (.1)

                                            ______       ______

                                             91.5         88.8
                                            ______       ______

Income before income taxes                    8.6         11.3

Income taxes                                  3.2          4.3

                                            ______       ______

Net income                                    5.4%         7.0%
                                            ======       ======

               REEBOK INTERNATIONAL LTD. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             RESULTS OF OPERATIONS AND FINANCIAL CONDITION


  The following discussion contains forward-looking statements which involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, the matters discussed in Attachment A to this Quarterly Report on Form 10-Q.

Operating Results
_________________


First Quarter 1996 Compared to First Quarter 1995
_________________________________________________

     Net sales for the quarter ended March 31, 1996, were $902.9 million, 3.5% less than the first quarter 1995 sales of $935.5 million. The Reebok Division's worldwide sales were $790.4 million, a decrease of 3.4% from $818.0 million(A) in the first quarter of 1995. U.S. footwear sales of the Reebok Division decreased 12.8% to $333.7 million from $382.7 million in the first quarter of 1995. This decrease is attributed to sales declines in all categories except for walking which experienced a significant increase and basketball which had sales that were approximately equal to those of a year ago. Reebok Division's U.S. apparel sales increased by 24.0% to $61.9 million from $49.9 million(A) in 1995. The increase resulted primarily from increases in sales of T-shirts and core basics. Reebok Division's International sales (including both footwear and apparel) were $394.8 million in the first quarter of 1996, an increase of 2.4% from $385.4 million in the first quarter of 1995. This increase is attributed primarily to increases in the soccer, walking and women's categories which were partially


____________
(A) The 1995 sales are adjusted to include the retail division's apparel sales in U.S. apparel consistent with the 1996 presentation. Previously, all retail sales (including footwear and apparel) had been included in U.S. footwear sales. In addition, all sales of Tinley brand apparel for 1995 have been reclassified to Avia to conform with the 1996 presentation.

offset by declines in the running, men's cross training and classic categories. On a local currency basis, thereby eliminating the impact of foreign currency exchange changes, Russia, Switzerland, Spain, Italy, Japan and Korea had increases in sales whereas Germany, France and Canada experienced decreased sales. The International sales increase was not materially impacted by changes in foreign currency exchange rates.

     Rockport's first quarter sales increased by 1.4% to $85.8 million from $84.6 million in the first quarter of 1995. Sales increases in the men's casual dress category were partially offset by a sales decline in the performance walking category. Sales in the first quarter of 1996 were impacted disproportionately by Rockport's strategy of decreasing its reliance on older promotional type products and introducing more new products to the market on a regular basis. Management believes that Rockport's first quarter sales results are not necessarily indicative of the current health of this brand.

     Avia's first quarter sales decreased by 18.8% to $26.7 million from $32.9 million(A) in 1995. All categories except running had decreases in sales from the same period a year ago. In January 1996 Reebok announced its intention to sell Avia during 1996. The uncertainty resulting from Reebok's announced intention to sell its subsidiary has negatively impacted Avia's business. On April 23, 1996, Reebok signed a letter of intent with American Sporting Goods Corporation, Inc. ("ASG") agreeing to sell its Avia subsidiary to ASG. The closing of the transaction is subject to the completion of due diligence, the execution of a definitive purchase agreement, and normal closing conditions, including the required review under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

     Gross margins declined to 38.9% during the quarter, compared to 40.4% in 1995's first quarter. U.S. footwear margins were unfavorably impacted by higher than normal markdowns taken during the quarter ended March 31, 1996. 1996 International margins improved slightly as compared to the first quarter of 1995.

     Selling, general and administrative expenses for the quarter were $263.5 million or 29.2% of sales, as compared to $265.3 million, or 28.4% of sales in 1995's first quarter. SG&A expenses declined in dollars in the first quarter of 1996 as compared with the first quarter of the prior year, but as a percentage of sales increased due to a lower sales base.

All operating divisions reported lower or flat G&A expenses as compared with the first quarter of 1995 except retail, where increased spending was attributable to an increase of 48 stores operating in 1996 as compared with the first quarter of 1995. Sales and marketing expenses increased during the quarter due to increased investments in advertising and product development. For the first quarter of 1996, increased spending on advertising and product development for the Reebok and Rockport brands amounted to $12.7 million. Exclusive of these increases, total SG&A spending declined by $14.5 million or 5.5% as compared with the same period in 1995.

     Minority interest represents the minority shareholders' proportionate share of the net income of certain of the Company's consolidated subsidiaries.

     Interest expense increased 33.9% as a result of increased borrowings to finance working capital needs and long term capital investments including property and equipment and share repurchases.

     Year-to-year earnings per share comparisons benefited from the share repurchase program. Weighted average common shares outstanding for the quarter ended March 31, 1996 declined 9.1% to
75.1 million shares, as compared to 82.6 million shares for the first quarter of 1995.

Liquidity and Sources of Capital
________________________________

     The Company's financial position remains strong. Working capital increased by $54.4 million, or 6.2% from the same period a year ago. The current ratio at March 31, 1996, was 2.8 to 1, as compared to 3.1 to 1 at December 31, 1995 and 2.3 to 1 at March 31, 1995.

     Accounts receivable decreased from March 31, 1995 by $54.1 million or 7.3% partially due to lower first quarter sales in 1996. Inventory decreased by $55.3 million or 8.7% from December 31, 1995; whereas in 1995 inventory increased in the first quarter by $11.3 million from 1994 year end. Improved forecasting, production planning and logistics operations provide the Company with the tools to operate with lower inventory levels. The net assets held for sale of Avia have been classified as prepaid expenses and other current assets and are not included in accounts receivable and inventory at March 31, 1996 and December 31, 1995.

     During the twelve months ended March 31, 1996, cash and cash equivalents decreased by $.1 million, and outstanding borrowings increased by $99.2 million, while $231.3 million of the Company's stock was repurchased. Cash used for operations during the first quarter of 1996 was $43.1 million, a decrease of $12.5 million as compared with the first quarter in 1995. In addition, fixed asset additions during the first quarter of 1996 were approximately one half of the first quarter of 1995. Cash generated from operations, together with the Company's existing credit lines and other financial resources, is expected to adequately finance the Company's current and planned 1996 cash requirements. However, the Company's actual experience may differ from the expectations set forth in the preceding sentence. Factors that might lead to such a difference include, but are not limited to, the matters discussed in Attachment A to this quarterly report on Form 10-Q, as well as future events that might have the effect of reducing the Company's available cash balances (such as unexpected operating losses or capital or other expenditures) or that might reduce or eliminate the availability of external financing sources.

                     PART II  -  OTHER INFORMATION


Item 1  -  Legal Proceedings

Reference is made to Item 3. Legal Proceedings in the Company's
Annual Report on Form 10-K, dated March 29, 1996, for a description of Stutz Motor Car of America, Inc. v. Reebok
International Ltd. and the status of the Company's settlement with the National Association of Attorneys General.

Items 2  -  5

Not applicable

Item 6

(a)  Exhibits:

     11.  Statement Re Computation of Per Share Earnings

     27.  Financial Data Schedule

(b) Reports on Form 8-K: There were no reports on Form 8-K filed during the quarter ended March 31, 1996.

                                 SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:   May 10, 1996




                                    REEBOK INTERNATIONAL LTD.

                              BY:   /s/ KENNETH WATCHMAKER
                                    _________________________
                                    Kenneth Watchmaker
                                    Executive Vice President and
                                    Chief Financial Officer

                                                               Attachment A


ISSUES AND UNCERTAINTIES
________________________

     The Company's quarterly report on Form 10-Q attached hereto, as well as other public documents of the Company, may include forward-looking statements which involve risks and uncertainties. The Company's actual results may differ materially from those discussed in such forward-looking statements. Prospective information is based on management's then current expectations or forecasts. Such information is subject to the risk that such expectations or forecasts, or the assumptions used in making such estimates or forecasts, become inaccurate. The following discussion identifies important factors that could affect the Company's actual results and could cause such results to differ materially from those contained in forward looking statements made by or on behalf of the Company.

Competition and Consumer Preferences
____________________________________

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

Inventory Risk
______________

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

Sales Forecasts
_______________

     The Company's investment in advertising and marketing is based on sales forecasts and is necessarily made in advance of actual sales. The markets in which the Company does business are highly competitive, and the Company's business is affected by a variety of factors, including brand awareness, changing consumer preferences, fashion trends, retail market conditions and economic and other factors. There can be no assurance that sales forecasts will be achieved, and to the extent sales forecasts are not achieved, these investments will represent a higher percentage of net revenues, and the Company will experience higher inventory levels and associated carrying costs, all of which would adversely impact the Company's financial condition and results.

Advertising and Marketing Investment
____________________________________

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

Retail Operations
_________________

     The Company currently operates approximately 100 retail stores in the U.S. and a significant number of retail stores internationally which are operated either directly or through the Company's distributors. The Company has made a significant capital investment in opening these stores and incurs significant expenditures in operating these stores. To the extent the Company continues to expand its retail organization, the Company's performance could be adversely affected by lower than anticipated sales at its retail stores. The performance of the Company's retail organization is also subject to the general retail market conditions.

Timeliness of Product
_____________________

     Timely product deliveries are essential in the footwear and apparel business since the Company's orders are cancelable by customers if agreed delivery windows are not met. If as a result of design, production or distribution problems, the Company is late in delivering product, it could have an adverse impact on its sales and/or profitability.

Global Sales and Production
___________________________

     A substantial portion of the Company's products are manufactured abroad and approximately 40% of the Company's sales are made outside the U.S. The Company's footwear and apparel production operations are thus subject to the usual risks of doing business abroad, such as import duties, tariffs, quotas and other threats to free trade, labor unrest, political instability and other problems linked to local production conditions. If such factors limited or prevented the Company from selling products in any significant market or prevented the Company from acquiring products from its suppliers in Indonesia, China or Thailand, or significantly increased the cost to the Company of such products, the Company's operations could be seriously disrupted until alternative suppliers were found or alternative markets were developed, with a significant negative impact.

Sources of Supply
_________________

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

Risks of Currency Fluctuations
______________________________

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

Customers
_________

     Although the Company has no single customer that represents 10% or more of its sales, the Company has certain significant customers, the loss of which could have an adverse effect on its business. There could also be a negative effect on the Company's business if any such significant customer became insolvent or otherwise failed to pay its debts.

Intellectual Property
_____________________

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

Litigation
__________

     The Company is subject to the normal risks of litigation with respect to its business operations.

Economic Factors
________________

     The Company's business is subject to economic conditions in the Company's major markets, including, without limitation, recession, inflation or general weakness in retail markets. Adverse changes in such economic factors could have a negative effect on the Company's business.

Tax Rate Changes
________________

     If the Company was to encounter significant tax rate changes in the major markets in which it operates, it could have an adverse effect on its business.

Quarterly Reports
_________________

     The financial results reflected in the Company's quarterly report on Form 10-Q are not necessarily indicative of the financial results which may be achieved in future quarters or for year-end, which results may vary.