Form 10-Q
period 1996-06-30
REEBOK INTERNATIONAL LTD
filed 1996-07-30
CIK 770949

                                  FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


            (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


  For the quarterly period ended June 30, 1996

  Commission file number 1-9340


                          REEBOK INTERNATIONAL LTD.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)


         Massachusetts                           04-2678061
- -----------------------------------         -----------------------
  (State or other jurisdiction of            (I.R.S. Employer
  incorporation or organization)              Identification No.)


        100 Technology Center Drive, Stoughton, Massachusetts  02072
      ----------------------------------------------------------------
         (Address of principal executive offices)        (Zip Code)



                               (617) 341-5000
      -----------------------------------------------------------------
            (Registrant's telephone number, including area code)


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  Yes  (X)       No  (  )

  The number of shares outstanding of registrant's common stock, par value $.01 per share, at July 26, 1996, was 72,536,700 shares.

REEBOK INTERNATIONAL LTD.


INDEX

PART I.    FINANCIAL INFORMATION:

Item 1     Financial Statements (Unaudited)

           Consolidated Balance Sheets - June 30, 1996 and
             1995, and December 31, 1995 . . . . . . . . . .  2-3

           Consolidated Statements of Income - Three and
             Six Months Ended June 30, 1996 and 1995 . . . .    4

           Consolidated Statements of Cash Flows -  Six
             Months Ended June 30, 1996 and 1995 . . . . . .  5-6

           Notes to Consolidated Financial Statements  . . .  7-8


Item 2

           Management's Discussion and Analysis of Results
             Of Operations and Financial Condition . . . . . 9-15


Part II.   OTHER INFORMATION:

Item  1    Legal Proceedings . . . . . . . . . . . . . . . .   16

Items 2-3  Not Applicable  . . . . . . . . . . . . . . . . .   16

Item  4    Submission of Matters to a Vote of Security
           Holders . . . . . . . . . . . . . . . . . . . . .   16

Item  5    Other Information . . . . . . . . . . . . . . . .   16

Item  6    Exhibits and Reports on Form 8-K  . . . . . . . .   17

                 REEBOK INTERNATIONAL LTD. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                                              June 30,         December 31,
                                          1996        1995         1995
                                          ----        ----         ----
                                              (Amounts in thousands)
Current assets:
  Cash and cash equivalents           $  109,062  $   89,661   $   80,393
  Accounts receivable, net
    of allowance for doubtful
    accounts (June 1996, $49,408;
    June 1995, $51,370;
    December 1995, $46,401)              654,549     627,804      506,563
  Inventory                              607,080     734,175      635,012
  Deferred income taxes                   63,696      76,447       75,543
  Prepaid expenses and other
    current assets                        36,316      28,784       45,418
                                      ----------  ----------   ----------

    Total current assets               1,470,703   1,556,871    1,342,929
                                      ----------  ----------   ----------
Property and equipment, net              191,933     190,307      192,033

Non-current assets:
  Intangibles, net of
    amortization                          69,965      97,876       64,436
  Deferred income taxes                    5,862       3,516
  Other                                   57,631      43,205       56,825
                                      ----------  ----------   ----------

                                         133,458     144,597      121,261
                                      ----------  ----------   ----------

                                      $1,796,094  $1,891,775   $1,656,223
                                      ==========  ==========   ==========

                  REEBOK INTERNATIONAL LTD. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS (Continued)

                                            June 30,              December 31,
                                        1996          1995           1995
                                        ----          ----           ----
                                    (Amounts in thousands, except share data)
Current liabilities:
  Notes payable to banks             $   65,123    $   71,340     $   66,682
  Commercial paper                       65,000        85,000
  Current portion of
    long-term debt                        1,004         2,662            946
  Accounts payable                      183,481       166,883        166,037
  Accrued expenses                      187,893       189,753        144,585
  Income taxes payable                   71,204       110,087         47,956
  Dividends payable                       5,529         5,924          5,742
                                     ----------    ----------     ----------
    Total current liabilities           579,234       631,649        431,948
                                     ----------    ----------     ----------
Long-term debt, net of
  current portion                       266,181       237,528        254,178

Deferred income taxes                                                  4,604

Minority interest                        27,290        27,718         31,081

Commitments and contingencies

Outstanding redemption value of
  equity put options                     32,863                       39,123
Stockholders' equity:
  Common stock, par value $.01;
   authorized 250,000,000 shares;
   issued June 30, 1996; 108,163,925
   issued June 30, 1995, 114,729,016;
   issued December 31, 1995,
   111,015,133                            1,082         1,147          1,096
  Additional paid-in capital                           79,736
  Retained earnings                   1,503,118     1,503,389      1,487,006
  Less 36,716,225 shares
    at June 30, 1996 and
    36,210,902 at
    June 30, 1995 and
    December 31, 1995
    in treasury at cost                (617,620)     (603,241)      (603,241)
  Unearned compensation                    (507)       (2,188)        (1,208)
  Foreign currency translation
    adjustment                            4,453        16,037         11,636
                                     ----------    ----------     ----------
                                        890,526       994,880        895,289
                                     ----------    ----------     ----------
                                     $1,796,094    $1,891,775     $1,656,223
                                     ==========    ==========     ==========

The accompanying notes are an integral part of the consolidated financial statements.

                   REEBOK INTERNATIONAL LTD. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands except per share data)
                                   (Unaudited)

                               Three Months Ended       Six Months Ended
                                    June 30,                 June 30,
                               ------------------       ----------------
                                1996        1995        1996        1995
                                ----        ----        ----        ----
Net sales                     $817,572     $788,692   $1,720,495  $1,724,170
Other income                       766          915        1,528       2,053
                              --------     --------   ----------  ----------

                               818,338      789,607    1,722,023   1,726,223

Costs and expenses:
  Cost of sales                505,304      471,845    1,057,095   1,029,244
  Selling, general and
    administrative expenses    274,551      258,049      538,095     523,312
  Special charges                            18,034                   18,034
  Amortization of intangibles      629        1,054        1,255       2,056
  Minority interest              2,320        1,443        6,954       4,820
  Interest expense               6,808        5,726       13,336      10,600
  Interest income               (3,090)        (900)      (4,240)     (2,005)
                              --------     --------   ----------  ----------
                               786,522      755,251    1,612,495   1,586,061
                              --------     --------   ----------  ----------
Income before income taxes      31,816       34,356      109,528     140,162

Income taxes                    12,003       12,952       41,300      52,841
                              --------     --------   ----------  ----------

Net income                    $ 19,813     $ 21,404   $   68,228  $   87,321
                              ========     ========   ==========  ==========

Net income per common share   $   0.27     $   0.26   $     0.92  $     1.07
                              ========     ========   ==========  ==========

Dividends per common share    $  0.075     $  0.075   $     0.15  $     0.15
                              ========     ========   ==========  ==========
Weighted average common and
  common equivalent shares
  outstanding                   73,922       81,082       74,540      81,625
                              ========     ========   ==========  ==========


Certain amounts in 1995 have been reclassified to permit comparisons.

The accompanying notes are an integral part of the consolidated financial statements.

                   REEBOK INTERNATIONAL LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                  Six Months Ended
                                                      June 30,
                                                  ----------------
                                                  1996        1995
                                                  ----        ----
                                               (Amounts in thousands)
Cash flows from operating activities:
  Net income                                    $  68,228   $  87,321
  Adjustments to reconcile net income
    to net cash provided by
    operating activities:
     Depreciation and amortization                 17,135      17,167
     Amortization of intangibles                    1,255       2,056
     Minority interest, net of dividends paid       6,954       4,820
     Amortization of unearned compensation            (88)      1,043
     Deferred income taxes                          1,153     (10,626)
     Changes in operating assets and
      liabilities:
       Accounts receivable                       (157,601)    (77,394)
       Inventory                                   18,532     (88,691)
       Prepaid expenses                             8,786       1,595
       Other                                        1,803     (11,888)
       Accounts payable                            22,686     (10,875)
       Accrued expenses                            40,404      30,406
       Income taxes payable                        23,082       7,290
                                                ---------   ---------
         Total adjustments                        (15,899)   (135,097)
                                                ---------   ---------

Net cash (used for) provided by
  operating activities                             52,329     (47,776)
                                                ---------   ----------
Cash flows from investing activity:
  Payments to acquire property and
   equipment                                      (19,407)    (36,522)

                                                ---------   ---------

Net cash (used for)
  investing activity                              (19,407)    (36,522)
                                                ---------   ---------


                   REEBOK INTERNATIONAL LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                    Six Months Ended
                                                          June 30,

                                                   -------------------
                                                      1996       1995

                                                      ----       ----
                                                  (amounts in thousands)
Cash flows from financing activities:
  Net borrowings of notes payable to banks         $  2,125    $     13
  Proceeds from issuance of commercial paper         65,000      85,000
  Net borrowings of long-term debt                   11,542     101,125
  Proceeds from issuance of common stock to
    employees                                         2,688       6,853
  Dividends paid                                    (11,222)    (12,134)
  Proceeds from premium on equity put options           717
  Repurchases of common stock                       (64,391)    (95,728)
                                                   --------    --------

Net cash provided by
  financing activities                                6,459      85,129
                                                   --------    --------

Effect of exchange rate changes on cash
  and cash equivalents                              (10,712)      4,894
                                                   --------    --------


Net increase in cash and cash                        28,669       5,725
  equivalents
                                                   --------    --------
Cash and cash equivalents at beginning of period     80,393      83,936
                                                   --------    --------

Cash and cash equivalents at end of period         $109,062    $ 89,661
                                                   ========    ========

Supplemental disclosures of cash flow information:

                                                       1996        1995
                                                       ----        ----

Cash paid during the period for:
  Interest                                         $ 13,279    $ 11,798
  Income taxes                                       24,955      45,146


The accompanying notes are an integral part of the consolidated financial statements.

                  REEBOK INTERNATIONAL LTD. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - BASIS OF PRESENTATION
- ------------------------------

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

NOTE 2 - CONTINGENCIES
- ------------------------------


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

NOTE 3 - RALPH LAUREN LICENSING ARRANGEMENT
- -------------------------------------------

         On May 23, 1996, Reebok finalized a long-term exclusive footwear licensing arrangement with Ralph Lauren to design, develop, manufacture, market and distribute men's, women's and children's footwear under the Ralph Lauren label. The Ralph Lauren footwear business will be managed by Reebok's subsidiary, The Rockport Company, Inc., which has established a separate subsidiary to operate this business. In conjunction with the licensing arrangement, Rockport acquired Ralph Lauren's prior licensee for the U.S. and Canada, Ralph Lauren Footwear, Inc.

NOTE 4 - SALE OF AVIA
- ----------------------

         On June 7, 1996 Reebok completed the sale of substantially all of the operating assets and business of its subsidiary, AVIA Group International, Inc. to American Sporting Goods Corporation. The proceeds from sale of Avia, net of proceeds disbursed for the acquisition of Ralph Lauren Footwear, Inc. (see Note
3) were immaterial to the consolidated financial position and cash flows of the Company.


NOTE 5 - Special Charges
- ------------------------

         In the second quarter of 1995, the Company recorded a special charge of $18,034, principally related to facilities consolidation and severance and other related costs associated with the streamlining of certain segments of the Company's operations. The after-tax effect of this charge was $11,235 or $0.14 per share.

NOTE 6 - Equity Put Options
- ---------------------------

         At June 30, 1996, 1,200,000 shares of outstanding common stock are subject to repurchase at prices ranging from $26.875 to $28.420 under the terms and conditions of these options. The outstanding options expire between July 22, 1996 and December 12, 1996.

                  REEBOK INTERNATIONAL LTD. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                RESULTS OF OPERATIONS AND FINANCIAL CONDITION


  The following table shows the percentage which amounts in the Consolidated
Statements of Income bear to net sales:


                                              Percentage of Net Sales
                                              -----------------------
                                   Three Months Ended        Six Months Ended
                                        June 30,                  June 30,
                                   ------------------        ----------------
                                   1996         1995         1996        1995
                                   -----        -----        -----       -----

Net sales                          100.0%       100.0%       100.0%      100.0%
Other income                          .1           .1           .1          .1
                                   -----        -----        -----       -----

                                   100.1        100.1        100.1       100.1

Costs and expenses:
  Cost of sales                     61.8         59.8         61.4        59.7
  Selling, general and
   administrative expenses          33.6         32.7         31.3        30.4
  Special charges                                 2.3                      1.0
  Amortization of intangibles         .1           .1           .1          .1
  Minority interest                   .3           .2           .4          .3
  Interest expense                    .8           .7           .8          .6
  Interest income                    (.4)         (.1)         (.2)        (.1)
                                   -----        -----        -----       -----

                                    96.2         95.7         93.7        92.0
                                   -----        -----        -----       -----

Income before income taxes           3.9          4.4          6.4         8.1

Income taxes                         1.5          1.6          2.4         3.1
                                   -----        -----        -----       -----

Net income                           2.4%         2.8%         4.0%        5.0%
                                   =====        =====        =====       =====

                  REEBOK INTERNATIONAL LTD. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                RESULTS OF OPERATIONS AND FINANCIAL CONDITION


The following discussion contains forward-looking statements which involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, the matters discussed in Attachment A to this Quarterly Report on Form 10Q.

Operating Results
- -----------------

Second Quarter 1996 Compared to Second Quarter 1995
- ---------------------------------------------------


         Net sales for the quarter ended June 30, 1996, were $817.6 million, an increase of 3.7% over the second quarter 1995 sales of $788.7 million. Excluding Avia sales, net sales for the same period were $794.9 million, 5.5% more than the second quarter 1995 sales of $753.8 million. The Reebok Division's worldwide sales were $689.3 million, an increase of 2.1% from $675.1 million(A) in the second quarter of 1995. U.S. footwear sales of the Reebok Division decreased 3.0% to $321.2 million from $331.2 million(A) in the second quarter of 1995. This decrease in the Reebok Division's U.S. footwear sales is attributed primarily to decreases in the basketball, tennis, and cross-training categories. This decrease in sales was partially offset by increases in Reebok's classic, walking and soccer categories, as well as increases in Reebok's retail store sales. The Reebok Division's U.S. apparel sales increased by 54.7% to $67.0 million from $43.3 million(A) in 1995. The increase resulted primarily from increases in sales of branded core basics and T-shirts. The Reebok Division's International sales (including both footwear and apparel) were $301.1 million in the second quarter of 1996, approximately equal to sales in the second quarter of 1995, which were $300.6 million.


- -----------------------
(A) The 1995 sales are adjusted to include the retail division's apparel sales in U.S. apparel consistent with the 1996 presentation. Previously, all retail sales (including footwear and apparel) had been included in U.S. footwear sales. In addition, all sales of Tinley brand apparel for 1995 have been reclassified to Avia to conform with the 1996 presentation.

Internationally, increases in the classics and walking categories were offset by decreases in the running and children's categories. The International sales comparison was negatively impacted by changes in foreign currency exchange rates. On a constant dollar basis for the quarter, the International sales gain was 6.4%. On a local currency basis, thereby eliminating the impact of changes in foreign currency exchange changes, France, United Kingdom, Germany, Korea and Japan had increases in sales whereas Italy, Canada and Belgium experienced decreased sales.

         Rockport's second quarter sales increased by 34.3% to $105.7 million from $78.7 million in the second quarter of 1995. The second quarter growth rate reflects some pent-up demand resulting from the transition of Rockport's product line in the first quarter of 1996 and significant new product introductions. In addition, the increase in second quarter sales reflects Rockport's improved inventory management which resulted in the close-out of slow-moving inventory earlier than last year. Rockport's 1996 results include sales of the Ralph Lauren footwear business which was acquired in late May 1996. For the quarter, sales of the Ralph Lauren footwear business were $5.3 million, representing 6.7% of the Rockport sales growth.

         Avia's second quarter sales decreased by 35.2% to $22.6 million(A) in 1996. Management believes that Reebok's announced intention to sell this business negatively impacted Avia's sales. Reebok completed the sale of substantially all of the operating assets and business of Avia to American Sporting Goods Corporation on June 7, 1996.

         Gross margins declined to 38.2% during 1996's second quarter compared to 40.2% in 1995's second quarter. International margins were unfavorably impacted by the effect of exchange rates. Nearly one-half of the decline from last year is attributable to the strengthening of the U.S. dollar and its corresponding impact on the Company's International business. Gross margins, excluding Avia, for the second quarter of 1996 were 38.7% as compared to 41.0% for the second quarter of 1995.

         Selling, general and administrative expenses for the quarter were $274.6 million or 33.6% of sales, as compared to $258.0 million, or 32.7% of sales in 1995's second quarter. The increase of $16.6 million in SG&A was primarily due to increases in advertising and marketing expenses, and, in the retail division expenses, due to an increase in the number of stores operating in the second quarter 1996 as compared with the second quarter of 1995. Selling, general and administrative expenses, excluding Avia's results, were $266.8 million, or 33.6% of sales, as compared to $247.7 million, or 32.9% of sales in 1995's second quarter.

         In the second quarter of 1995, the Company recorded special charges of $18.0 million principally related to severance and other costs associated with the streamlining of certain segments of its operations. The after-tax affect of these charges was $11.2 million or $0.14 per share.

         Minority interest represents the minority shareholders' proportionate share of the net income of certain of the Company's consolidated subsidiaries.

         Interest income increased $2.2 million as a result of the improvement in the cash flow from operations as compared with the same period in 1995.

         Year-to-year earnings per share comparisons benefited from the Company's share repurchase programs. Weighted average common shares outstanding for the quarter ended June 30, 1996 declined by 8.8% to 73.9 million shares, as compared to 81.1 million shares for the second quarter of 1995.

First Six Months 1996 Compared to First Six Months 1995
- -------------------------------------------------------

         Net sales for the six months ended June 30, 1996 decreased by $3.7 million, 0.2% lower than the first six months of 1995. Excluding Avia sales, net sales for the first half of 1996 were $1.671 billion, 0.9% higher than the $1.656 billion of sales for the first six months of 1995. The Reebok Division's worldwide sales were $1.480 billion for the first six months of 1996, a decrease of 0.9% from sales of $1.493 billion(A) for the same period in 1995. The Reebok Division's U.S. footwear sales decreased 8.3% to $654.8 million from $714.0 million(A) in the same period of 1995. The decrease is due primarily to decreases in substantially all categories other than the walking and soccer categories which had increases in sales. The Reebok Division's U.S. apparel sales increased by 38.5% to $128.9 million from $93.1 million(A) in 1995. The increase resulted primarily from increases in the branded core basics and T-shirt categories. The Reebok Division's International sales (including footwear and apparel) were $695.8 million for the first six months of 1996, an increase of 1.4% from $686.0 million for the same period in 1995. Increases in the walking, classics and soccer categories were offset by decreases in the running, children's and PRESEASON[Registered Trademark] categories. On a local currency basis, thereby eliminating the impact of foreign currency exchange changes, United Kingdom, Italy, Japan and Korea had increases in sales whereas there was a decrease in sales in Canada and Austria and in the Company's sales to certain Latin American distributors. The International sales comparison was negatively impacted by changes in foreign currency exchange rates. On a constant dollar basis for the six month period, the International sales increase was 4.0%.

         Rockport's sales for the six month period increased by 17.3% to $191.6 million from $163.3 million for the same period in 1995. This increase reflects the transition of Rockport's product line and the introduction of new product in 1996. All categories, except outdoor, increased in comparison with the prior year.

         Avia's sales for the six month period decreased by 27.1% to $49.4 million from $67.8 million(A) for the same period in 1995. Management believes that Reebok's announced intention to sell this business negatively impacted Avia's sales. Reebok completed the sale of substantially all of the operating assets and business of Avia to American Sporting Goods Corporation on June 7, 1996.

         Gross margins decreased from 40.3% for the first six months of 1995 to 38.6% in the same period in 1996. International margins were unfavorably impacted by the effect of exchange rates. U.S. margins were unfavorably impacted by a higher percentage of close-out sales in the first half of 1996 as compared to 1995 as a result of an aggressive program to reduce inventory levels. Excluding Avia, gross margins were 39.1% for the first six months of 1996 as compared to 40.9% for the six months of 1995.

         Selling, general and administrative expenses increased as a percentage of sales from 30.4% to 31.3% in 1996, primarily as a result of increased advertising expenses. Exclusive of the increased advertising, overall SG&A spending was approximately the same as last year. Selling, general and administrative expenses, without Avia, were 31.3% of net sales, as compared to 30.3% of net sales in 1995.

         Amortization of intangibles decreased due to the write-down of the carrying value of Avia to estimated fair value on sale in the fourth quarter of 1995.

         Minority interest represents the minority shareholders' proportionate share of the net income of certain of the Company's consolidated subsidiaries.

         Year-to-year earnings per share comparisons benefited from the Company's share repurchase program. Weighted average common shares outstanding for the six months ended June 30, 1996 declined to 74.5 million shares, compared to 81.6 million shares for the first six months of 1995.

Liquidity and Sources of Capital
- --------------------------------

         The Company's financial position remains strong, although working capital decreased slightly by $33.8 million, or 3.7% from the same period a year ago. The current ratio at June 30, 1996 and 1995 was 2.5 to 1, as compared to
3.1 to 1 at December 31, 1995.

         Accounts receivable increased from June 30, 1995 by $26.7 million, or 4.3%, which is consistent with the sales increase for the second quarter of 1996. Inventory decreased by $127.1 million or 17.3% from June 30, 1995.
U.S. Reebok Brand footwear inventories alone declined 29.1% from June 30, 1995 and are at their lowest level since June 30, 1993. Improved forecasting, production planning and logistics operations account for the significant inventory decrease.

         During the twelve months ended June 30, 1996, cash and cash equivalents increased $19.4 million and outstanding borrowings remained approximately equal, while $194.2 million of the Company's stock was repurchased. As a result of the improvement by the Company in managing its balance sheet, cash provided by operations during 1996's first six months was $52.3 million, an improvement of $100.1 million as compared to the first six months of 1995. This improvement was accomplished despite lower earnings in 1996 as compared with 1995. Capital expenditures during the first six months of 1996 were $19.4 million, a 47% reduction from the capital spending during the first six months of 1995. Cash generated from operations, together with the Company's existing credit lines and other financial resources, is expected to adequately finance the Company's current and planned 1996 cash requirements. However, the Company's actual experience may differ from the expectations set forth in the preceding sentence. Factors that might lead to such a difference include, but are not limited to, the matters discussed in Attachment A to this quarterly report on Form 10-Q, as well as future events that might have the effect of reducing the Company's available cash balances (such as unexpected operating losses or capital or other expenditures) or that might reduce or eliminate the availability of external financial sources.

PART II - OTHER INFORMATION
- ---------------------------

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

The Company held its Annual Meeting of Shareholders on May 7, 1996. At the Annual Meeting, the following proposals were approved:

1. Three Class III members of the Board of Directors were elected by shareholders as follows (there were no abstentions nor broker non-voltes)

                           Number of                 Number of
Name of                    Votes Cast                  Votes
Director                      FOR                     WITHHELD
- --------                   ----------                ----------
Paul B. Fireman            63,453,595                3,166,936
Bertram M. Lee, Sr.        64,953,521                1,667,010
Robert Meers               64,956,352                1,664,179


2. The Executive Performance Incentive Plan was approved by a vote of 50,757,343 FOR, 7,286,686 AGAINST, 886,623 ABSTAIN and 7,689,878 broker non-votes.

Item 5  -  Other Information

On July 29, 1996, the Company announced that its Board of Directors authorized the purchase by the Company of 24,000,000 shares of the Company's Common Stock pursuant to a "Dutch Auction" self-tender offer. The tender offer price range will be from $30.00 to $36.00 net per share in cash. The offer is expected to commence on July 30, 1996 and will expire at 5:00 pm, New York City time, on Tuesday, August 27, 1996, unless extended.

The tender offer will be subject to various terms and conditions described in offering materials to be distributed to shareholders. Under the terms of the Dutch Auction offer, Reebok shareholders will be given the opportunity to specify prices within the Company's stated price range at which they are willing to tender their shares. Upon receipt of the tenders, Reebok will determine a final price that enables it to purchase up to the stated amount of shares from those shareholders who agreed to sell at or below the selected purchase price. All shares purchased will be at that determined price. If more than 24,000,000 shares are tendered at or below the purchase price, there will be a proration. The tender offer will not be contingent upon any minimum number of shares being tendered. As of July 29, 1996, Reebok had approximately 72,500,000 Common shares outstanding. The Company has obtained an underwritten commitment of senior bank financing from Credit Suisse to purchase the shares as well as a facility to finance its working capital needs. The Company has been advised that Paul and Phyllis Fireman, who together own approximately 14.1% of the outstanding Common Stock of the Company, do not intend to tender shares pursuant to the Offer.

Item 6

(a)      Exhibits:

         11.  Statement Re Computation of Per Share Earnings

         27.  Financial Data Schedule

(b) Reports on Form 8-K: There were no reports on Form 8-K filed during the quarter ended June 30, 1996.

                                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:   July 29, 1996



                                                 REEBOK INTERNATIONAL LTD.

                                           BY:   /s/ KENNETH WATCHMAKER
                                                 -------------------------
                                                 Kenneth Watchmaker
                                                 Executive Vice President and
                                                 Chief Financial Officer

                                                               Attachment A
                                                               ------------


ISSUES AND UNCERTAINTIES
- ------------------------

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

COMPETITION AND CONSUMER PREFERENCES
- ------------------------------------

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

INVENTORY RISK
- --------------

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

SALES FORECASTS
- ---------------

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

ADVERTISING AND MARKETING INVESTMENT
- ------------------------------------

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

RETAIL OPERATIONS
- -----------------

     The Company currently operates over 100 retail stores in the U.S. and a significant number of retail stores internationally which are operated either directly or through the Company's distributors. The Company has made a significant capital investment in opening these stores and incurs significant expenditures in operating these stores. To the extent the Company continues to expand its retail organization, the Company's performance could be adversely affected by lower than anticipated sales at its retail stores. The performance of the Company's retail organization is also subject to the general retail market conditions.

TIMELINESS OF PRODUCT
- ---------------------

     Timely product deliveries are essential in the footwear and apparel business since the Company's orders are cancelable by customers if agreed delivery windows are not met. If as a result of design, production or distribution problems, the Company is late in delivering product, it could have an adverse impact on its sales and/or profitability.



GLOBAL SALES AND PRODUCTION
- ---------------------------

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

SOURCES OF SUPPLY
- -----------------

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

RISKS OF CURRENCY FLUCTUATIONS
- ------------------------------

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

CUSTOMERS
- ---------

     Although the Company has no single customer that represents 10% or more of its sales, the Company has certain significant customers, the loss of which could have an adverse effect on its business. There could also be a negative effect on the Company's business if any such significant customer became insolvent or otherwise failed to pay its debts.


INTELLECTUAL PROPERTY
- ---------------------

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

LITIGATION
- ----------

     The Company is subject to the normal risks of litigation with respect to its business operations.

ECONOMIC FACTORS
- ----------------

     The Company's business is subject to economic conditions in the Company's major markets, including, without limitation, recession, inflation or general weakness in retail markets. Adverse changes in such economic factors could have a negative effect on the Company's business.

TAX RATE CHANGES
- ----------------

     If the Company was to encounter significant tax rate changes in the major markets in which it operates, it could have an adverse effect on its business.

QUARTERLY REPORTS
- -----------------

     The financial results reflected in the Company's quarterly report on Form 10-Q are not necessarily indicative of the financial results which may be achieved in future quarters or for year-end, which results may vary.