Form 10-Q
period 1996-09-30
REEBOK INTERNATIONAL LTD
filed 1996-11-06
CIK 770949

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


  For the quarterly period ended September 30, 1996

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

  Yes  (X)       No  (  )

  The number of shares outstanding of registrant's common stock, par value $.01 per share, at November 4, 1996, was 55,660,504 shares.

REEBOK INTERNATIONAL LTD.


INDEX

PART I.    FINANCIAL INFORMATION:

Item 1     Financial Statements (Unaudited)

           Consolidated Balance Sheets - September 30, 1996
             and 1995, and December 31, 1995 . . . . . . .   2-3

           Consolidated Statements of Income - Three and
             Nine Months Ended September 30, 1996 and 1995 . 4

           Consolidated Statements of Cash Flows -  Nine
             Months Ended September 30, 1996 and 1995  . .   5-6

           Notes to Consolidated Financial Statements  . .   7-9


Item 2     Management's Discussion and Analysis of Results
             Of Operations and Financial Condition . . . .  10-16


Part II.   OTHER INFORMATION:

Item 1     Legal Proceedings . . . . . . . . . . . . . . .  17

Items 2-4  Not Applicable  . . . . . . . . . . . . . . . .  17

Item 5     Other Information . . . . . . . . . . . . . . .  17

Item 6     Exhibits and Reports on Form 8-K  . . . . . . .  17-18

                 REEBOK INTERNATIONAL LTD. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS


                                   September 30,       December 31,
                                 1996        1995         1995
                              (Unaudited) (Unaudited)
                              __________  __________   ___________
                                    (Amounts in thousands)

Current assets:
  Cash and cash equivalents   $  143,899   $ 104,468   $   80,393
  Accounts receivable, net
    of allowance for doubtful
    accounts (1996, $46,683;
    September 1995, $51,617;
    December 1995, $46,401)      725,115     701,374      506,563
  Inventory                      540,807     651,004      635,012
  Deferred income taxes           62,729      79,459       75,543
  Prepaid expenses                24,280      26,062       45,418
                              __________  __________   __________

    Total current assets       1,496,830   1,562,367    1,342,929
                              __________  __________   __________

Property and equipment, net      188,035     192,087      192,033

Non-current assets:
  Intangibles, net of
    amortization                  69,219      96,958       64,436
  Deferred income taxes            6,242       3,900
  Other                           71,026      46,696       56,825
                              __________  __________   __________

                                 146,487     147,554      121,261
                              __________  __________   __________

                              $1,831,352  $1,902,008   $1,656,223
                              ==========  ==========   ==========

                 REEBOK INTERNATIONAL LTD. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS (Continued)

                                    September 30,      December 31,
                                 1996        1995         1995
                              (Unaudited) (Unaudited)
                              __________  __________   __________
                         (Amounts in thousands, except share data)
Current liabilities:
  Notes payable to banks      $   56,201  $  123,747   $   66,682
  Commercial paper                            60,000
  Current portion of
    long-term debt                34,752       2,603          946
  Accounts payable               186,496     159,727      166,037
  Accrued expenses               205,811     197,105      144,585
  Income taxes payable            86,730      78,784       47,956
  Dividends payable                4,171       5,761        5,742
                              __________  __________   __________
    Total current liabilities    574,161     627,727      431,948
                              __________  __________   __________
Long-term debt, net of
  current portion                872,586     254,956      254,178
Deferred income taxes                                       4,604

Minority interest                 32,976      27,327       31,081

Commitments and contingencies

Outstanding redemption value
  of equity put options           16,736      13,420       39,123

Stockholders' equity:
  Common stock, par value $.01;
   authorized 250,000,000 shares;
   issued September 30, 1996,
   92,333,859; issued September 30,
   1995, 112,739,138; issued
   December 31,
   1995, 111,015,133                 917       1,127        1,096
  Additional paid-in capital
  Retained earnings              947,593   1,569,775    1,487,006
  Less 36,716,227 shares at
   September 30, 1996 and
   36,210,902 at September 30,
   1995, and December 31, 1995
   in treasury at cost          (617,620)   (603,241)    (603,241)
  Unearned compensation           (  326)     (1,703)      (1,208)
  Foreign currency translation
    adjustment                     4,329      12,620       11,636
                              __________  __________   __________
                                 334,893     978,578      895,289
                              __________  __________   __________
                              $1,831,352  $1,902,008   $1,656,223
                              ==========  ==========   ==========
The accompanying notes are an integral part of the consolidated financial statements.

                   REEBOK INTERNATIONAL LTD. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands except per share data)
                                   (Unaudited)

                                  Three Months Ended     Nine Months Ended
                                     September 30,          September 30,
                                 ____________________    _________________
                                  1996       1995         1996        1995
                                  ____       ____         ____        ____

Net sales                   $  970,080   $1,005,980   $2,690,575  $2,730,150
Other income                       147          281        1,675       2,334
                             _________    _________   __________  __________

                               970,227    1,006,261    2,692,250   2,732,484

Costs and expenses:
  Cost of sales                589,550      614,835    1,646,645   1,644,079
  Selling, general and
    administrative expenses    285,628      257,296      823,723     780,608
  Special charges                                                     18,034
  Amortization of intangibles      624        1,012        1,879       3,068
  Minority interest              5,844        4,750       12,798       9,570
  Interest expense              10,228        7,324       23,563      17,924
  Interest income               (2,874)      (1,270)      (7,113)     (3,275)
                             _________    _________   __________  __________
                               889,000      883,947    2,501,495   2,470,008
                             _________    _________   __________  __________
Income before income taxes      81,227      122,314      190,755     262,476

Income taxes                    30,615       46,112       71,915      98,953
                             _________    _________   __________  __________

Net income                   $  50,612    $  76,202   $  118,840  $  163,523
                             =========    =========   ==========  ==========

Net income per common share  $    0.75    $    0.96   $     1.64  $     2.03
                             =========    =========   ==========  ==========

Dividends per common share   $   0.075    $   0.075   $    0.225  $    0.225
                             =========    =========   ==========  ==========
Weighted average common and
  common equivalent shares
  outstanding
                                67,839       79,304       72,422      80,602
                             =========    =========   ==========  ==========


Certain amounts in 1995 have been reclassified to permit comparisons.

The accompanying notes are an integral part of the consolidated financial statements.

                  REEBOK INTERNATIONAL LTD. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                    Nine Months Ended
                                                       September 30,
                                                    ________________
                                                    1996        1995
                                                    ____        ____
                                                 (Amounts in thousands)

Cash flows from operating activities:
  Net income                                   $  118,840  $  163,523
  Adjustments to reconcile net income
    to net cash provided by
    operating activities:
     Depreciation and amortization                 28,186      28,029
     Amortization of intangibles                    1,879       3,068
     Minority interest, net of dividends paid      12,798       9,570
     Amortization of unearned compensation          1,184       1,067
     Deferred income taxes                          1,729     (13,902)
     Changes in operating assets and
      liabilities:
       Accounts receivable                       (231,001)   (147,930)
       Inventory                                   84,927     (14,590)
       Prepaid expenses                            20,881       4,378
       Other                                      (20,482)    (18,102)
       Accounts payable                            23,523     (14,458)
       Accrued expenses                            60,199      35,473
       Income taxes payable                        39,470     (24,779)
                                               __________  __________
         Total adjustments                         23,293    (152,176)
                                               __________  __________

Net cash provided by operating activities         142,133      11,347
                                               __________  __________

Cash flows from investing activities:
  Payments to acquire property and
   equipment                                      (26,866)    (53,602)

                                               __________  __________

Net cash (used for) investing activities          (26,866)    (53,602)
                                               __________  __________

                   REEBOK INTERNATIONAL LTD. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                       Nine Months Ended
                                                         September 30,
                                                      ___________________
                                                       1996       1995
                                                       ____       ____
                                                   (amounts in thousands)

Cash flows from financing activities:
  Net borrowings of notes payable to banks        $ (11,349)   $ 59,496
  Proceeds from issuance of commercial paper                     60,000
  Proceeds from issuance of long-term debt          657,955     230,000
  Repayments of long-term debt                       (1,135)   (110,965)
  Proceeds from issuance of common stock to
    employees                                         4,829       7,616
  Dividends paid                                    (16,751)    (18,026)
  Repurchases of common stock                      (685,866)   (166,779)
  Proceeds from premium on equity put options           717
  Other                                                             326
                                                    ________   _________

Net cash provided by (used for)
  financing activities                              (51,600)     61,668
                                                    ________   _________

Effect of exchange rate changes on cash
  and cash equivalents                                 (161)      1,119
                                                    ________   _________

Net increase in cash and cash equivalents            63,506      20,532
                                                    ________   _________

Cash and cash equivalents at beginning of period     80,393      83,936
                                                    ________   _________

Cash and cash equivalents at end of period         $143,899    $104,468
                                                    ========   =========

Supplemental disclosures of cash flow information:

                                                       1996       1995
                                                       ____       ____
Cash paid during the period for:
  Interest                                         $  21,791   $ 19,394
  Income taxes                                        33,575    122,561

The accompanying notes are an integral part of the consolidated financial statements.
                                      -6-

                REEBOK INTERNATIONAL LTD. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - BASIS OF PRESENTATION
______________________________

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

NOTE 2 - CONTINGENCIES
______________________

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

     The Company's settlement with the National Association of Attorneys General ("NAAG") relating to the investigation by NAAG against the Company was approved by the Federal Court for the Southern District of New York on October 20, 1995. The Court's order approving the settlement was appealed to the Second Circuit Court of Appeals on January 9, 1996 by counsel purporting to
represent a class of Reebok and Rockport consumers. On   September
9, 1996, the Second Circuit Court upheld the decision of the District Court and approved the NAAG settlement. The Plaintiff has the right, until January 13, 1997, to appeal the Second Court's decision to the U.S. Supreme Court.

NOTE 3 - RALPH LAUREN LICENSING ARRANGEMENT
___________________________________________

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

NOTE 4 - SALE OF AVIA
______________________

     On June 7, 1996 Reebok completed the sale of substantially all of the operating assets and business of its subsidiary, AVIA Group International, Inc. to American Sporting Goods Corporation.

NOTE 5 - SPECIAL CHARGES
________________________

     In the second quarter of 1995, the Company recorded a special charge of $18,034, principally related to facilities consolidation and severance and other related costs associated with the streamlining of certain segments of the Company's operations. The after-tax effect of this charge was $11,235 or $0.14 per share.

NOTE 6 - DUTCH AUCTION SELF TENDER STOCK REPURCHASE
___________________________________________________

     On July 28, 1996, the Reebok Board of Directors authorized the purchase by the Company of up to 24.0 million shares of the Company's common stock pursuant to a Dutch Auction self tender offer. The tender offer price range was from $30.00 to $36.00 net per share in cash. The self tender offer commenced on July 30, 1996 and expired on August 27, 1996. As a result of the self tender offer, the Company repurchased approximately 17.0 million common shares at a price of $36.00 per share. Prior to the tender offer, the Company had 72.5 million common shares outstanding. After the tender offer share repurchase, the Company had 55.6 million common shares outstanding at September 30, 1996. In conjunction with this repurchase, the Company entered into a new $1.7 billion credit agreement underwritten by Credit Suisse and a syndicate of major banks. This facility includes a committed $750 million revolving credit line to replace an existing committed revolving credit facility of $300 million. The balance of the facility, $950 million, was available as a six year term loan for the purpose of financing the share repurchase. Based on the actual number of shares repurchased, $640 million was borrowed and the unused balance of $310 million was cancelled. Principal payments due on the $640 million borrowing during the six year period ending August 31, 2002 are $50.5 million in 1997, $84.2 million in 1998, $101.0 million in 1999, $101.0 million in 2000, $141.5 million in
2001 and $161.8 million in 2002. The interest rate is calculated periodically based on the Company's financial performance and market fluctuations. At September 30, 1996, the Company's effective interest rate on the $640 million term loan was 6.5%.
The credit agreement includes various covenants including restrictions on asset acquisitions, capital expenditures and future indebtedness and the requirement to maintain a minimum interest coverage ratio.

NOTE 7 - CASH DIVIDENDS
_______________________

     Concurrent with the share repurchase described in Note 6, the Company's Board of Directors elected to suspend subsequent declarations of quarterly cash dividends on the Company's common stock. Accordingly, the last dividend declared was for shareholders of record as of September 11, 1996 who received a dividend payment of $0.075 a share on October 2, 1996. Suspension of the dividend will conserve substantial cash which the Company plans to utilize to reduce debt incurred as a result of its share repurchase.

                   REEBOK INTERNATIONAL LTD. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


The following table shows the percentage which amounts in the Consolidated Statements of Income bear to net sales:

                                          Percentage of Net Sales
                                          _______________________

                                 Three Months Ended        Nine Months Ended
                                    September 30,             September 30,
                              __________________         __________________
                                 1996        1995           1996      1995
                                 ____        ____           ____      ____


Net sales                       100.0%      100.0%         100.0%    100.0%
Other income                       -           -              .1        .1
                               ______      ______          _____     _____

                                100.0       100.0          100.1     100.1

Costs and expenses:
  Cost of sales                  60.8        61.1           61.2      60.2
  Selling, general and
   administrative expenses       29.4        25.6           30.6      28.6
  Special charges                  -           -              -         .7
  Amortization of intangibles      .1          .1             .1        .1
  Minority interest                .6          .5             .5        .4
  Interest expense                1.1          .7             .9        .7
  Interest income                 (.3)        (.1)           (.3)      (.2)
                               ______      ______          _____     _____

                                 91.7        87.9           93.0      90.5
                               ______      ______          _____     _____

Income before income taxes        8.4        12.2            7.1       9.6

Income taxes                      3.2         4.6            2.7       3.6
                               ______      ______          _____     _____

Net income                        5.2%        7.6%           4.4%      6.0%
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

Operating Results
_________________

Third Quarter 1996 Compared to Third Quarter 1995
_________________________________________________

     Net sales for the quarter ended September 30, 1996 were $970.1 million, a decrease of 3.6% when compared to the third quarter 1995 sales of $1.006 billion. Excluding Avia sales, net sales were $970.1 million for the third quarter of 1996 and $969.7 million during the third quarter of 1995. The Reebok Division's worldwide sales were $834.8 million, a 2.9% decrease from $859.3 million(A) in the third quarter of 1995. U.S. footwear sales of the Reebok Division decreased 17.2% to $300.8 million from $363.1 million(A) in the third quarter of 1995. The decrease in the Reebok Division's U.S. footwear sales is attributed to decreases in all categories except running. Fill-in business during the third quarter of 1996 was down as a result of weak sell-throughs at retail. If this trend continues through the fourth quarter of 1996, U.S. footwear sales will be down when compared to the fourth quarter of 1995, particularly since the fourth quarter of 1995 contained substantial sales generated from the inventory reduction efforts at that time. For the quarter, the Reebok Division's U.S. apparel sales increased by 38% to $91.8 million from $66.5 million(A) in 1995. The increase was primarily from sales of



_______________________
(A) The 1995 sales are adjusted to include the retail division's apparel sales in U.S. apparel, consistent with the 1996 presentation. Previously, all retail sales (including footwear and apparel) had been included in U.S. footwear sales. In addition, all sales of Tinley brand apparel for 1995 have been reclassified to Avia to conform with the 1996 presentation.

branded core basics. As a result of the increasing demand for Reebok apparel, the apparel business continues to see a shift from fill-in orders to futures orders which should improve the apparel inventory management and reduce apparel markdowns. During the quarter, fill-in business was approximately the same as a year ago whereas the futures business increased by almost 50%. The Reebok Division's International sales (including both footwear and apparel) were $442.2 million in the third quarter of 1996, an increase of 2.9% from $429.7 million in the third quarter of 1995. Internationally, increases in apparel sales and the footwear classic and walking categories were partially offset by decreases in the tennis, running and cross-training footwear categories. The International sales comparison was negatively impacted by changes in foreign currency exchange rates. On a constant dollar basis for the quarter, the International sales gain was 6.5%. On a local currency basis, thereby eliminating the impact of changes in foreign currency exchange rates, the United Kingdom, Spain, Japan and Korea had increases in sales whereas France, Canada, and Germany experienced decreased sales.

     Rockport's third quarter sales increased by 22.6% to $135.3 million from $110.4 million in the third quarter of 1995. Increased sales in the men's casual dress and performance walking categories were partially offset by decreased sales in the women's lifestyle and outdoor categories. Rockport's 1996 results include sales of the Ralph Lauren footwear business which was acquired in the second quarter of 1996. For the 1996 third quarter, sales of the Ralph Lauren footwear business were $15.1 million.

     The Company's gross margins for the third quarter of 1996 were 39.2% of sales, an increase from 38.9% of sales during the third quarter of 1995. Gross margins, excluding Avia, for the third quarter of 1996 were 39.2% of sales, a decrease from 39.5% during the third quarter of 1995. This decline in gross margin, after excluding Avia, was substantially attributable to the negative effect of exchange rates on International margins. Looking forward, the Company expects to see continued pressure on gross margins as new technology products are introduced to market. The impact of start-up tooling costs, initially small production runs, increased air freight charges and the strong U.S. dollar will negatively impact margins during the next several quarters.

     Selling, general and administrative expenses for the quarter were $285.6 million, or 29.4% of sales, as compared to $257.3 million, or 25.6% of sales in 1995's third quarter. Advertising and marketing expenses increased by approximately $33 million for the quarter as compared with 1995's third quarter with most of the increase being attributable to the Company's Olympic participation. Selling, general and administrative expenses, excluding Avia's results, were $285.6 million, or 29.4% of sales, as compared to $247.9 million, or 25.6% of sales in 1995's third quarter.

     Minority interest represents the minority shareholders' proportionate share of the net income of certain of the company's consolidated subsidiaries.

     Interest expense increased as a result of the additional $640 million of debt the Company incurred to finance the shares acquired during the recently completed Dutch Auction self tender.

     Year-to-year earnings per share comparisons benefited from the Company's completion of the Dutch Auction self tender and the Company's share repurchase program. Weighted average common shares outstanding for the quarter ended September 30, 1996 declined by 14.4% to 67.8 million shares, as compared to 79.3 million shares for the third quarter of 1995.

First Nine Months 1996 Compared to First Nine Months 1995
_________________________________________________________

     Net sales for the nine months ended September 30, 1996 decreased by $39.5 million, or 1.4% from the first nine months of 1995. Excluding Avia sales, net sales for the nine months of 1996 were $2.641 billion, 0.6% higher than the $2.626 billion of sales for the first nine months of 1995. The Reebok Division's worldwide sales were $2.314 billion for the first nine months of 1996, a decrease of 1.6% from sales of $2.352 billion for the same period in 1995. The Reebok Division's U.S. footwear sales decreased 11.3% to $955.6 million from $1.077 billion(A) in the same period of 1995. The decrease is due primarily to decreases in substantially all categories other than walking and soccer which had increases in sales. The Reebok Division's U.S. apparel sales for the first nine months of 1996 increased by 38.2% to $220.7 million from $159.7 million(A) for the same period in 1995. The increase resulted from increases in the branded apparel business, particularly in graphics, active tops, general purpose bottoms and sweats. The Reebok Division's International sales (including footwear and apparel) were $1.138 billion for the first nine months of 1996, an increase of 2.0% from $1.116 billion for the same period in 1995. Strong branded apparel sales increases and increases in footwear sales of basketball and walking products were partially offset by decreases in the running, tennis and cross-training footwear categories. The stronger U.S. dollar continues to adversely impact sales comparisons with the prior year. On a constant dollar basis for the nine months, the International sales gain was 5%. On a local currency basis, thereby eliminating the impact of changes in foreign currency exchange rates, the United Kingdom, Japan and Korea had increases in sales whereas there was a decrease in sales in France, Germany, Canada and in the Company's sales to certain Latin American distributors.

     Rockport's sales for the nine month period increased by 19.4% to $326.8 million from $273.6 million for the same period in 1995. This increase reflects the transition of Rockport's product line and the introduction of new product in 1996. Increased sales in the men's casual dress and performance walking categories were partially offset by decreased sales in the women's lifestyle and outdoor categories. Rockport's 1996 results include the Ralph Lauren footwear business which was acquired in the second quarter of 1996. During 1996, sales of the Ralph Lauren footwear business were $20.4 million.

     For the nine months ended September 30, 1996, the Company's sales include $49.4 million of sales of Avia, a decrease of 52.5% from the $104.1 million for the same period in 1995. After June 7, 1996, the date Reebok completed the sale of substantially all of the operating assets and business of Avia to American Sporting Goods Corporation, the operations of Avia were no longer included in the Company's financial results.

     Gross margins decreased from 39.8% for the first nine months of 1995 to 38.8% in 1996. International margins were unfavorably impacted by the effect of exchange rates. U.S. footwear margins for the Reebok Division were unfavorably impacted by a higher percentage of close-out sales at a deeper discount in 1996 as compared to 1995. Excluding Avia, gross margins were 39.1% for the first nine months of 1996 as compared to 40.4% for the first nine months of 1995.

     Selling, general and administrative expenses increased as a percentage of sales from 28.6% in 1995 to 30.6% in 1996, primarily as a result of increased advertising and marketing expenses. In addition, retail operating expenses increased in support of U.S. retail store expansion.

     Amortization of intangibles decreased due to the write-down of the carrying value of Avia to estimated fair value on sale in the fourth quarter of 1995.

     Minority interest represents the minority shareholders' proportionate share of the net income of certain of the Company's consolidated subsidiaries.

     Year-to-year earnings per share comparisons benefitted from the Company's completion of the Dutch Auction self tender and the Company's share repurchase program. Weighted average common shares
outstanding for the nine months ended    September 30, 1996,
declined to 72.4 million shares, compared to 80.6 million shares for the first nine months of 1995.

Liquidity and Sources of Capital
________________________________

     The Company's financial position remains strong, although working capital decreased slightly by $11.9 million, or 1.3% from the same period a year ago. The current ratio at September 30, 1996 was 2.6 to 1, as compared to 3.1 to 1 at December 31, 1995, and 2.5 to 1 at September 30, 1995.

     Accounts receivable increased from September 30, 1995 by $23.7 million, an increase of 3.4%, which is consistent with the sales increase in September 1996. Inventory decreased by $110.2 million, or 16.9%, from September 30, 1995. U.S. Reebok brand footwear inventories alone declined 41% from September 30, 1995 and Rockport, which had a 22.6% sales growth in the third quarter, reduced inventories by 20%, even with the inclusion of the Ralph Lauren business. Improved forecasting, production planning and logistics operations account for the significant inventory decrease.

     During the third quarter of 1996, the Company borrowed $640.0 million to fund the purchase of approximately 17.0 million shares of the Company's common stock as well as for the payment of related loan fees and expenses.

     During the twelve months ended September 30, 1996, cash and cash equivalents increased $39.4 million and outstanding borrowings increased by $522.3 million, while $740.0 million of the Company's common stock was repurchased. As a result of the improvement by the Company in managing the balance sheet, cash provided by operations during 1996's first nine months was $142.1 million, an improvement of $130.8 million as compared to the first nine months of 1995. This improvement was accomplished despite the 27% decline in operating income. Capital expenditures during the first nine months of 1996 were $26.9 million, a 49.9% reduction from the capital spending during the first nine months of 1995. Cash generated from operations, together with the Company's existing credit lines and other financial resources, is expected to adequately finance the Company's current and planned 1996 cash requirements. However, the Company's actual experience may differ from the expectations set forth in the preceding sentence. Factors that might lead to such a difference include, but are not limited to, the matters discussed in Attachment A to this Quarterly Report on Form 10-Q, as well as future events that might have the effect of reducing the Company's available cash balances (such as unexpected operating losses or capital or other expenditures) or that might reduce or eliminate the availability of external financial sources.

PART II - OTHER INFORMATION
___________________________

Item 1  -  Legal Proceedings

  As previously reported, the Company's settlement with the National Association of Attorneys General ("NAAG") relating to the investigation by NAAG against the Company was approved by the Federal Court for the Southern District of New York on October 20, 1995. The Court's order approving the settlement was appealed to the Second Circuit Court of Appeals on January 9, 1996 by counsel purporting to represent a class of Reebok and Rockport consumers. On September 9, 1996, the Second Circuit Court upheld the decision of the District Court and approved the NAAG settlement. The Plaintiff has the right, until January 13, 1997, to appeal the Second Court's decision to the U.S. Supreme Court.

  Reference is made to Item 3. Legal Proceedings in the Company's Annual Report on Form 10-K, dated March 29, 1996, for a description of Stutz Motor Car of America, Inc. v. Reebok International Ltd.

Items 2  -  4

  Not Applicable

Item 5  -  Other Information

  As previously reported, on July 30, 1996, the Company commenced a Dutch Auction self-tender offer to purchase up to 24 million shares of the Company's Common Stock at a tender offer price ranging from $30.00 to $36.00 net per share in cash. The offer expired on August 27, 1996. A total of 17,026,041 shares were accepted in the offer at a purchase price of $36.00 per share.

Item 6

(a)  Exhibits:

     10. Credit Agreement, dated as of August 23, 1996, among the Company, the Lenders and Co-Agents named therein and Credit Suisse, as Administrative Agent, as amended by the First Amendment dated as of August 23, 1996.


     11.  Statement Re Computation of Per Share Earnings

     27.  Financial Data Schedule

(b) Reports on Form 8-K: There were no reports on Form 8-K filed during the quarter ended September 30, 1996.

                                 SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:   November 6, 1996




                                    REEBOK INTERNATIONAL LTD.

                              BY:   /s/ KENNETH WATCHMAKER
                                    _________________________
                                    Kenneth Watchmaker
                                    Executive Vice President and
                                    Chief Financial Officer

                                                               Attachment A
                                                               ____________


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

Risk of Debt
____________

     In connection with the Company's Dutch auction share repurchase, the Company incurred $640 million in additional debt to finance the repurchase of shares and entered into a $750 million revolving credit line which replaced its prior $300 million revolving credit facility. As a result of these new credit arrangements, the Company will have significantly increased interest expense and debt amortization. The credit arrangements contain certain covenants intended to limit the Company's future actions which may also limit the Company's financial flexibility. In addition, the Company's failure to make timely payments of interest and principal on its debt, or to comply with the material covenants thereof, could result in significant negative consequences.

     The Company believes that its cash, short-term investments and access to new credit facilities, together with its anticipated cash flow from operations, are adequate for its needs in the foreseeable future. However, the Company's actual experience may differ from the expectations set forth in the preceding sentence. Factors that might lead to a difference include, but are not limited to, the matters discussed herein as well as future events that might have the effect of reducing the Company's available cash balances (such as unexpected operating losses or capital or other expenditures) or that might reduce or eliminate the availability of external financial resources.

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