Form 10-K405
period 1996-12-31
REEBOK INTERNATIONAL LTD
filed 1997-03-28
CIK 770949

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 1996 Commission File Number 1-9340

                            REEBOK INTERNATIONAL LTD.
             (Exact name of registrant as specified in its charter)

      MASSACHUSETTS                                  04-2678061
(State or other jurisdiction of          (IRS Employer Identification No.)
incorporation or organization)

100 TECHNOLOGY CENTER DRIVE, STOUGHTON, MASSACHUSETTS                  02072
(Address of principal executive offices)                            (zip code)

Registrant's telephone number, including area code:  (617) 341-5000

Securities registered pursuant to Section 12(b) of the Act:

     Title of                                Name of each exchange
     each class                              on which registered
     ----------                              ---------------------

Common Stock, par value, $.01 per share      New York Stock Exchange
Common Stock Purchase Rights                 New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
the past 90 days. Yes   X   No
                      -----   -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 21, 1997, the aggregate market value of the registrant's voting stock held by non-affiliates of the registrant was approximately $2,189,943,409.

As of March 21, 1997, 56,095,692 shares of the registrant's Common Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Annual Report to Shareholders for the fiscal year ended December 31, 1996 (certain parts as indicated herein in Parts I and II).

     Definitive Proxy Statement dated March 26, 1997 for the Annual Meeting of Shareholders to be held on May 1, 1997 (certain parts as indicated herein in Part III).

                                     PART I
                                     ------

Item 1.   Business.
------    --------

     Reebok International Ltd., a Massachusetts corporation organized on July 26, 1979, is a global company engaged primarily in the design and marketing of sports and fitness products, including footwear and apparel, as well as the design and marketing of footwear and apparel for non-athletic "casual" use. The Company has three major business groups: the Reebok Division, which is primarily responsible for the Company's REEBOK (R) brand, the Greg Norman Division, which is responsible for the GREG NORMAN (R) brand, and the Company's major subsidiary, The Rockport Company, Inc. ("Rockport") which is responsible for the ROCKPORT (R) brand, as well as footwear sold under the RALPH LAUREN (R) brand. (Reebok International Ltd. is referred to herein, together with its subsidiaries, as "Reebok" or the "Company" unless the context requires otherwise.)

     During calendar year 1996, net income for the Company decreased by 15.7% to $139.0 million, or $2.00 per share, from $164.8 million, or $2.07 per share, for the year ended December 31, 1995 (inclusive of a special charge related to facilities consolidation, severance and other costs associated with streamlining certain operations and the writedown of the carrying value of the Company's Avia subsidiary), while net sales decreased by 0.1%, from $3.482 billion in 1995 to $3.479 billion in 1996.

     In June 1996, the Company sold its subsidiary Avia Group International, Inc. in order to focus on its core brands. In addition, in November 1996, the Company discontinued the operation of its Boks Division.

     On July 28, 1996, the Company's Board of Directors authorized the purchase by the Company of up to 24 million shares of its common stock at a price ranging from $30.00 to $36.00 net per share in cash pursuant to a "Dutch Auction" self-tender offer. The offer commenced on July 30, 1996 and expired on August 27, 1996. As a result of the self-tender offer, the Company repurchased approximately 17 million shares of its common stock at a price of $36.00 per share. In conjunction with the repurchase, the Company entered into a new credit agreement underwritten by Credit Suisse and a syndicate of major banks. See discussion under "Working Capital Arrangements" below.

     The following is a discussion of the business of each of the Company's operating units.

REEBOK DIVISION
---------------

     The Reebok Division designs, produces and markets sports and fitness footwear, apparel and accessories, as well as related sports and fitness products, that combine the attributes of athletic performance and style. The Division's products include footwear for basketball, running, soccer, tennis, golf, track and field, volleyball, football, baseball, aerobics, cross training, outdoor performance and walking activities, as well as athletic apparel and accessories. The Division has expanded its product scope through the development and marketing of related sports and fitness products and services, such as sports and fitness videos, programming and equipment, and through its strategic licensing program, pursuant to which the Company's technologies and/or trademarks are licensed to third parties for sporting goods and related products.

    The Reebok Division has targeted as its primary customer base athletes and others who believe that technical and other performance features are the critical attributes of athletic footwear and apparel. Although much of the Company's historical growth has been due to its strength in footwear and other products for the fitness market, beginning in 1994 the Company launched a major strategic effort towards increasing Reebok's on-field presence and establishing itself as an authentic sports brand. Through such effort, Reebok has gained increased visibility on playing fields worldwide through endorsement arrangements with such prominent athletes as Shaquille O'Neal of the Los Angeles Lakers, Allen Iverson of the Philadelphia 76ers, Emmitt Smith of the Dallas Cowboys and Frank Thomas of the Chicago White Sox, and with various sports and event sponsorships. As part of its commitment to offer leading athletic footwear technologies, the Division engages in product research, development and design activities in the Company's Stoughton, Massachusetts headquarters, where it has a state-of-the-art 50,000 square foot product development facility which is dedicated to the design and development of technologically-advanced athletic and fitness footwear, and in its various Far East offices.

TECHNOLOGY
----------

     Reebok places a strong emphasis on technology and has continued to incorporate various proprietary performance technologies in its products. Reebok has developed HEXALITE (R), its honeycomb-shaped cushioning material, for various applications in its footwear products. As an example, VIZ-HEX, a design element, communicates to the consumer the cushioning effectiveness of the HEXALITE (R) technology, and was introduced at retail in July 1996. Other HEXALITE (R) applications include Radial HEXALITE (R), which combines under-the-foot cushioning and lateral stabilization and is expected to be available at retail in April 1997; Suspended HEXALITE (R), which incorporates Radial HEXALITE but removes midsole material, providing improved lightweight cushioning and stabilization, and is expected to be available at retail in July 1997; and HEXLINER (TM), a PU foam sockliner, which includes HEXALITE (R) material in the heel for a softer feel close to the foot and is expected to be available at retail in June 1997.

     In 1995 Reebok introduced a new evolution of its DYNAMIC CUSHIONING (R) technology called DMX (TM), which utilizes a dynamic air transfer system in the midsole to provide heel and forefoot cushioning and comfort. Walking shoes incorporating this technology were introduced at retail in April 1995. In August 1996, the Company debuted its DMX (TM) Series 2000 technology, which is an advanced version of DMX (TM), that incorporates a multiple channel, active air flow system delivering cushioning precisely when and where it is needed. This technology is expected to first be introduced at retail in running shoes in April 1997. The Company is incorporating the DMX (TM) Series 2000 technology into other footwear categories and plans to introduce such footwear at retail later in 1997.

     In January 1997, Reebok introduced at retail 3D ULTRALITE (TM) in a women's fitness shoe. 3D ULTRALITE uses material that allows the midsole and outsole to be combined in one injection molded unit, but still permits the shoe to be lightweight, flexible and durable. The Company plans to incorporate this technology into additional footwear categories and expects to introduce such footwear at retail later in 1997.

     Finally, Reebok has incorporated advanced technology into its apparel products with the introduction of HYDROMOVE (TM) technology in certain performance apparel. This moisture management system helps keep athletes warm in cold weather and dry and cool in hot weather. Performance apparel incorporating the HYDROMOVE (TM) technology first became available at retail at the end of 1996.

MARKETING AND PROMOTIONAL ACTIVITIES
------------------------------------

     The Reebok Division devotes significant resources to advertising its products to a variety of audiences through television, radio and print media and utilizes its relationships with major sports figures in a variety of sports to maintain and enhance visibility for the REEBOK brand. A substantial advertising program was pursued in 1996 with advertisements directed toward both the trade and the ultimate consumers of REEBOK (R) products. The major advertising campaigns in 1996 included a campaign which debuted during the 1996 Summer Olympic Games featuring Emmitt Smith in his "light-hearted" quest to have football accepted as an Olympic sport; an ad campaign starring Don Cornelius and featuring various Reebok basketball and football endorsers; and a Planet Reebok print campaign featuring various Reebok endorsers.

     As part of its marketing efforts in 1996, Reebok also signed a five year exclusive world-wide agreement with America Online to develop and display an interactive sports and fitness site on America Online.

     Substantial resources were devoted to promotional activities in 1996, including endorsement agreements with athletes, teams, leagues and sports federations; event sponsorships; in-store promotions and point-of-sale materials. The Reebok Division continued its strategic push into the sports market, gaining increased visibility on playing fields and in sports arenas worldwide through endorsement arrangements with such athletes as Shaquille O'Neal, with whom Reebok markets a signature line of footwear, apparel and accessories featuring his distinctive logo. In addition, in 1996 Reebok signed a major endorsement agreement with Allen Iverson of the Philadelphia 76ers, who was the number one selection in the 1996 NBA draft, and has begun marketing an Allen Iverson signature line of footwear and apparel products. Other endorsements in basketball come from professional players such as Shawn Kemp, Clyde Drexler, Nick Van Exel and Steve Smith. Reebok also sponsors a number of college basketball programs and in 1996 Reebok entered into a sponsorship agreement with the Harlem Globetrotters. In addition, in 1996, Reebok was named a founding sponsor of the women's American Basketball League ("ABL"); Reebok is the exclusive supplier of uniforms and practice gear to four of the league's eight teams and an official ABL licensee and has entered into endorsement agreements with a number of ABL players including Saudia Roundtree and Jennifer Azzi.

     To promote the sale of its cross training footwear, Reebok used endorsements by prominent athletes such as National Football League ("NFL") players Emmitt Smith, Derrick Thomas, John Elway, Ken Norton, Thurman Thomas, Herman Moore, Ben Coates and Greg Lloyd, as well as Major League Baseball ("MLB") players Frank Thomas, Mark McGwire, John Smoltz, Juan Gonzalez and Roger Clemens. To promote its cleated football and baseball shoes, the Company also has endorsement contracts with several hundred MLB and NFL players, including numerous all-stars, and sponsors a number of college football programs.

     The Company has a multi-year agreement with NFL Properties under which Reebok has been designated a "Pro Line" licensee for the U.S. and international markets with the right to produce and market sideline apparel bearing NFL team logos. Pursuant to this agreement, in 1996, the coaching staff and players of the San Francisco 49ers, Detroit Lions, New York Giants and Carolina Panthers wore REEBOK (R) uniforms and sideline apparel and Reebok supplied sideline apparel to the New Orleans Saints and Seattle Seahawks. In 1997, Reebok will supply uniforms and sideline apparel to the San Francisco 49ers, Detroit Lions, New York Giants, New Orleans Saints, Kansas City Chiefs and Atlanta Falcons. In addition to the Pro Line license, Reebok has an agreement with the NFL under which Reebok is one of only two brands authorized to provide NFL players with footwear that has visible logos and all NFL on-field game officials wear REEBOK (R) footwear exclusively.

     In soccer, Reebok has a number of endorsement arrangements including key contracts with Gabriel Batistuta of Fiorentina and the Argentinean national team, Ryan Giggs of Manchester United and Wales, Dennis Bergkamp of Arsenal and the Netherlands, Jurgen Klinsmann of Bayern Munich and Germany, and Guiseppe Signori of Lazio and Italy, as well as U.S. national team members Eric Wynalda, Michelle Akers and Julie Foudy. In 1996 the Company signed major sponsorship agreements with the Liverpool Football Club, one of the world's best known club soccer teams, and with the Argentina National Football Association, which will take effect in 1999. Reebok has also entered into sponsorship agreements with such soccer teams as Fiorentina of Italy, Aston Villa and Bolton Wanderers of England, Borussia Moenchengladbach of Germany, Bastia of France, Palmeiras of Brazil, Brondby of Denmark and Gothenburg of Sweden. In addition, Reebok is the official uniform supplier of U.S. major league soccer teams the New England Revolution and, beginning with the 1997 season, the Colorado Rapids. In rugby, the Company sponsors the national rugby teams of Australia, Wales and Italy.

     Tennis promotions included endorsement contracts with well-known professionals including Michael Chang, Venus Williams, Todd Martin, Patrick Rafter, Arantxa Sanchez-Vicario, Chanda Rubin and Malivai Washington. Promotional efforts in running included endorsement contracts with such well-known runners as Moses Kiptanui, Ato Boldon, Elana Meyer, Derrick Adkins, Sonia O'Sullivan, Kim Batten and Marie Jose Perec.

     To promote its women's sports and fitness products, Reebok sponsored athletes such as Rebecca Lobo, U.S. women's national basketball team member, as well as Michelle Akers and Julie Foudy of the U.S. national soccer team, Dot Richardson and Lisa Fernandez of the U.S. national softball team, Liz Masakayan, pro beach volleyball player, and Nancy Feagin, world-class rock climber. In addition, Reebok sponsors a variety of college basketball and volleyball teams and such organizations as the American Basketball League and the Women's Sports Foundation, a non-profit educational organization that promotes sports for women and girls.

     The Reebok Division also continued its promotional efforts in the fitness area. Reebok fitness products and programming are featured on Fit TV, a 24-hour cable network, pursuant to a programming agreement. Through an agreement with Channel One Communications, Reebok provides the programming for P.E.TV, an award-winning program designed to educate kids about physical fitness. Reebok has developed numerous fitness programs such as its Versa Training program, designed to help consumers meet their varied fitness goals with aerobic, strength and flexibility workouts, the WALK REEBOK program which promotes walking, its CYCLE REEBOK program that features the CYCLE REEBOK studio cycle, and the Reebok Flexible Strength program that develops strength and flexibility simultaneously. These programs were complemented by the marketing and sale of a line of REEBOK (R) fitness videos, as well as the marketing and sale of REEBOK fitness equipment products such as the STEP REEBOK exercise platform, the SLIDE REEBOK lateral motion training device, the CYCLE REEBOK studio cycle and the REEBOK Sky Walker exercise machine.

     To gain further visibility for the REEBOK brand, Reebok has also entered into several key sport sponsorships, such as an arrangement under which Reebok was designated the official footwear and apparel sponsor of the Russian Olympic Committee and the approximately 25 individual associated Russian sports federations through the 1996 Atlanta Summer Olympic Games, and an agreement with the U.S. Gymnastics Federation. Reebok is also the official apparel and footwear sponsor of the IRONMAN Triathlon World Championship, will become the official footwear of the USA Triathlon in 1997, and will introduce in 1997 official REEBOK IRONMAN footwear. In addition, Reebok has school-wide sponsorship arrangements with colleges such as U.C.L.A., University of Texas, University of Virginia and University of Wisconsin.

     Reebok had a major presence at the 1996 Atlanta Summer Olympic Games. Approximately 3000 athletes (about one-third of all competitors) competed in REEBOK (R) products at the 1996 Summer Olympic Games. Reebok also sponsored the National Olympic Committees of Russia, Poland, Ireland, Brazil, Jamaica, New Zealand and South Africa, and the track and field federations of China, Belgium, The Netherlands, Portugal, Spain and Sweden. In addition, Reebok outfitted the Olympic delegations of a number of smaller countries through its emerging nations program and supplied footwear to U.S. Olympic Team coaches and delegation officials. Reebok was a supplier to the 1996 Centennial Olympic Games supplying footwear to employees and volunteers of the Atlanta Committee for the Olympic Games, an official licensee for footwear and videos, and an official sponsor of NBC's broadcast of the 1996 Summer Olympic Games.

U.S. OPERATIONS
---------------

     The Reebok Division's U.S. operations unit is responsible for all footwear and apparel products sold in the United States by the Division. Sales of footwear in the United States totalled approximately $1.1928 billion in 1996 compared to $1.367 billion in 1995. REEBOK (R) brand apparel sales (including GREG NORMAN (R) apparel) in the U.S. in 1996 totalled approximately $314.9 million, compared to approximately $221.7 million(1) in 1995.

     In the U.S., the Reebok Division generally uses an employee sales force for its principal product lines, although it utilizes independent sales representatives for some of its specialty products, such as its REEBOK golf and tennis products and its equipment and other sports and fitness products. Reebok's U.S. national sales staff and locally based sales employees are supported by field service representatives employed by Reebok who travel to assist in retail merchandising efforts and provide information to consumers and retailers regarding the features of the Company's products. There are also a number of promotional personnel who coordinate events and promotions at a "grass roots" level to help enhance the image of the REEBOK brand.

     The Division's U.S. distribution strategy emphasizes high-quality retailers and seeks to avoid lower-margin mass merchandisers and discount outlets. REEBOK
(R) footwear is distributed primarily through specialty athletic retailers, sporting goods stores and department stores, with specialty products, such as golf products and equipment, also being distributed in certain specialty channels. Distribution of the Company's apparel line is predominantly through pro shops, health clubs and department, sporting goods and specialty stores. The Reebok Division also sells its products through REEBOK (R) concept or company stores. See discussion under "Retail Stores" below.


------------

     (1) 1995 sales are adjusted to include apparel sales of the retail division in U.S. apparel, consistent with the 1996 presentation. Previously, all retail sales (including footwear and apparel) had been included in U.S. footwear sales.

INTERNATIONAL OPERATIONS
------------------------

     The Reebok Division's international sales are coordinated from the Company's corporate headquarters in Stoughton, Massachusetts, which is also where the Division's regional operations responsible for Latin America are located. There are also regional offices in Lancaster, England which is responsible for Northern Europe; in Munich, Germany which is responsible for Central Europe; in Paris, France which is responsible for Southern Europe; in Denham Lock, England which is responsible for the Middle East and Africa; and in Tokyo, Japan which is responsible for Far East operations and India and is also supported by a marketing team located in Hong Kong. The Canadian operations of the Division are managed through a wholly owned subsidiary headquartered outside of Toronto, Canada. The Division markets REEBOK (R) products internationally through wholly owned subsidiaries in Austria, Belgium, Canada, France, Germany, Ireland, The Netherlands, Italy, Poland, Portugal, Russia, Switzerland and the United Kingdom and majority owned subsidiaries in Japan, India, South Korea, Spain and South Africa. REEBOK products are also marketed internationally through 28 independent distributors and joint ventures in which the Company holds a minority interest. The Company or its wholly owned U.K. subsidiary holds partial ownership interests in 6 of these international distributors, with its percentage of ownership ranging from 30 to 35 percent. Through this international distribution network products bearing the REEBOK brand are actively marketed internationally in approximately 170 countries and territories. The Division's International operations unit also has small design staffs which assist in the design of REEBOK (R) footwear and apparel.

     During 1996 the contribution of the Division's International operations unit to overall sales of REEBOK (R) products (including GREG NORMAN (R) apparel) increased to $1.474 billion from $1.395 billion in 1995. These sales figures do not, however, reflect the full wholesale value of all REEBOK products sold outside the United States in 1996 because some of the Division's distributors are not subsidiaries and thus their sales to retailers are not included in the calculation of the Division's international sales. If the full wholesale value of all international sales of REEBOK products are included, total sales of REEBOK products outside the United States represent approximately $1.803 billion in wholesale value, consisting of approximately 35.7 million pairs of shoes totalling approximately $1.189 billion in wholesale value of footwear sold outside the United States in 1996 (compared with approximately 36 million pairs totalling approximately $1.227 billion in 1995) and approximately $613.8 million in wholesale value of REEBOK apparel (including GREG NORMAN apparel) sold outside the United States in 1996 (compared with approximately $438 million in 1995).

SPORTS AND FITNESS EQUIPMENT AND LICENSING
------------------------------------------

     The Company has continued to expand its strategic trademark and technology licensing program begun in 1991. This program is designed to pursue opportunities for licensing the Company's trademarks, patents and other intellectual property to third parties for sporting goods, apparel and related products. The licensing program is focused on expanding the REEBOK brand into new sports and fitness markets and enhancing the reputation of the Company's brands and technologies. The Company has pursued strategic alliances with licensees who Reebok believes are leaders and innovators in their product categories and who share Reebok's commitment to offering superior, innovative products. The Company believes that its licensing program reinforces Reebok's reputation as a market leader.

     The Company's licensing program includes such products as a full line of athletic gloves, including baseball batting gloves, football gloves, running gloves, court/racquetball gloves, fitness/weightlifting gloves, and cycling gloves, all featuring the REEBOK trademark and Reebok's Vector Logo; a collection of REEBOK (R) performance sports sunglasses; the WATCH REEBOK collection of sport watches and a new line of heart rate monitors; REEBOK basketballs, volleyballs and footballs; REEBOK weight belts, both with and without Reebok's INSTAPUMP (TM) technology; and a line of gymnastic apparel including replicas of the U.S. gymnastics team uniforms. In 1996, Reebok also entered into license agreements with Mead for a line of REEBOK school supplies and with Haddad Apparel for a line of REEBOK infant and toddler apparel.

     During 1996, Reebok and its video partner and licensee, Polygram International, continued to produce, market and sell a line of REEBOK (R) fitness videos. Through a licensee, Reebok also sells REEBOK (R) fitness audio tapes. In the equipment area, the Company continued sales of its STEP REEBOK (R) exercise platform and SLIDE REEBOK (TM) lateral motion training device, and through licensees, sold the REEBOK (R) Sky Walker (TM) exercise product and the CYCLE REEBOK studio cycle to health clubs and fitness facilities. In 1996, Reebok also signed a license agreement with Cross Conditioning Systems to act as its licensee to develop a line of REEBOK fitness equipment products designed for use in health clubs and other institutional markets. The first two products commercialized under this relationship, the REEBOK Body Mill and REEBOK Body Trek, were sold to health clubs in 1996.

     In addition, as part of the Company's licensing program, WEEBOK (R) infant and toddler apparel and accessories are sold by a licensee and, beginning in 1997, a line of WEEBOK (R) footwear will be sold by a licensee.

THE ROCKPORT COMPANY
--------------------

     The Company's Rockport subsidiary, headquartered in Marlboro, Massachusetts, designs, manufactures and distributes specially engineered comfort footwear for men and women worldwide under the ROCKPORT (R) brand, as well as apparel through a licensee. Rockport also develops, markets and sells footwear under the RALPH LAUREN (R) brand pursuant to a license agreement entered into in May 1996.

     Rockport's net sales increased by approximately $79.5 million in 1996, to $447.6 million from $368.1 million in 1995. Rockport's 1996 sales include sales of the RALPH LAUREN footwear business which was acquired in May 1996.

ROCKPORT BRAND
--------------

     Designed to fully address the different aspects of customers' lives, the ROCKPORT product line includes casual, dress, outdoor performance, golf and fitness walking shoes. In 1996, Rockport built upon its walking heritage with the introduction of its World Tour walking shoe and relaunched its apparel, which will be developed, marketed and sold through a licensee. In women's products, Rockport continued to focus on combining comfort with style. In 1996, Rockport's Mirabel shoe earned the Seal of Approval from the American Orthopedic Foot and Ankle Society, becoming the first women's heel to receive this seal.

     Rockport continued its focus on brand-building activities with The Rockport {PROOF} campaign, an integrated marketing campaign that featured real consumer experiences, ranging from the ordinary to the extraordinary, wearing ROCKPORT (R) shoes. The Rockport {PROOF} campaign was used as the major marketing platform for the entire brand in 1996, encompassing television advertising in certain markets, print advertising, public relations and retail promotions. In March 1996, Rockport took the Rockport {PROOF} campaign on-line with the establishment of a Rockport website on the Internet.

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

     Rockport distributes its products predominantly through selected higher-quality national and local shoe store chains, department stores, independent shoe stores, specialty clothing stores and outdoor outfitters, emphasizing retailers that provide substantial point-of-sale assistance and carry a full product line. Rockport also sells its products through independently owned ROCKPORT dedicated retail shops, as well as ROCKPORT (SM) concept or company stores. See discussion under "Retail Stores" below. Rockport has not pursued mass merchandisers or discount outlets for the distribution of its products.

RALPH LAUREN (R) BRAND
----------------------

     In May 1996, Rockport entered into an exclusive license agreement to design, develop, manufacture, market and sell footwear under the RALPH LAUREN brand. The territory covered by the license agreement currently includes the U.S. and Canada and is expected to expand over time to cover the world as existing RALPH LAUREN licenses expire, and subject to reaching agreement with Ralph Lauren on business plans for the additional territories. As part of this arrangement, Rockport acquired Ralph Lauren's existing footwear licensee for the U.S. and Canada. Rockport, through its wholly owned subsidiary Ralph Lauren Footwear Co., Inc., is now selling the existing RALPH LAUREN footwear line and plans to build a global footwear business around the RALPH LAUREN (R) and POLO SPORT (R) lines. A new line of athletic footwear under the POLO SPORT label is expected to be launched in Spring 1998.

     RALPH LAUREN footwear is marketed to authorized retailers through a locally based employee staff. Products are distributed primarily through higher-quality department stores. Products are also sold through space licensing and merchandising arrangements at RALPH LAUREN/POLO retail stores.

GREG NORMAN (R) BRAND
---------------------

     The Company's Greg Norman Division produces a collection of apparel marketed under the GREG NORMAN (R) name and logo. The GREG NORMAN Collection has grown from a golf apparel line to a broader line of men's casual sportswear. The GREG NORMAN product line has been expanded to include a wide range of apparel products -- from leather jackets and sweaters to activewear -- at a variety of price-points. The Greg Norman Division intends to grow the GREG NORMAN brand further by offering a variety of lifestyle products and expanding into international markets. It is anticipated that the Division will accomplish such expansion through various licensing and distribution arrangements. In 1996 the Division signed licensing agreements for branded leather products and hosiery. A number of new agreements which will broaden the scope of products offered and expand distribution internationally are expected.

     The GREG NORMAN brand is marketed through its endorsement by pro golfer Greg Norman, and a marketing and advertising campaign designed to emphasize his aggressive, bold, charismatic and "winning" style. The current tag line for the brand and marketing focus is the theme "Attack Life".

     GREG NORMAN products are distributed principally at on-course pro-shops, golf specialty stores and certain department and men's specialty stores and are sold by a combination of independent and employee sales representatives. The GREG NORMAN Collection is also sold in independently owned GREG NORMAN-dedicated retail shops, as well as GREG NORMAN (SM) concept or company stores. See discussion under "Retail Stores" below.

RETAIL STORES AND OTHER PROPERTIES.
-----------------------------------

     The Company operates approximately 130 factory direct stores that include REEBOK (R), ROCKPORT (SM) and GREG NORMAN (SM) stores which sell a variety of footwear, apparel and accessories marketed under the Company's various brands. The Company intends to continue to open additional factory direct stores, although its policy is to locate and operate these retail outlets in such a way as to minimize disruption to its normal channels of distribution.

     The Company also has REEBOK (R) "concept" or company retail stores located in New York City and King of Prussia, Pennsylvania. The Company envisions its concept stores as a model for innovative retailing of its products and as a potential proving ground for testing new products and marketing/merchandising techniques. The stores sell a wide selection of current, in-line REEBOK (R), footwear and apparel. Internationally, there are a number of REEBOK retail stores owned by the Company, its subsidiaries or its independent distributors. The Company continues to open retail stores either directly or through its distributors in numerous international markets. REEBOK retail shops are expected to be an important means of launching the brand in new markets such as China, India and Russia and in other international markets.

     Rockport has concept or company retail stores in Boston, Massachusetts, Newport, Rhode Island, King of Prussia, Pennsylvania and New York City. In addition, there are two GREG NORMAN concept or company retail stores in New York City. Rockport's Ralph Lauren footwear subsidiary operates "concept" footwear departments in RALPH LAUREN/POLO stores in New York City, Beverly Hills, California, Honolulu, Hawaii, and Oakbrook, Illinois. In addition, the Ralph Lauren footwear subsidiary has footwear retail operations in approximately 18 RALPH LAUREN/POLO factory direct stores.

     Reebok is also a partner in the REEBOK Sports Club/NY, a premier sports and fitness complex in New York City featuring a wide array of fitness equipment, facilities and services in a luxurious atmosphere. The club utilizes approximately 125,000 square feet and occupies 5 floors of the Lincoln Square project. A REEBOK concept store, as well as ROCKPORT and GREG NORMAN concept stores, is also located in the building.

MANUFACTURING
-------------

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

     The Company has adopted certain human rights standards which apply to manufacturers of its products and monitors compliance with such standards through its human rights program. In conjunction with this program and as part of its commitment to human rights, in November 1996 the Company announced that all of its soccer balls would be labeled with a guarantee that the balls are made without child labor. Reebok is instituting a vigorous monitoring program to ensure compliance with this guarantee.

     China, Indonesia, the Philippines and Thailand were the Company's primary sources for footwear, accounting for approximately 34%, 30%, 13%, and 12%, respectively, of the Company's total footwear production during 1996 (based on the number of units produced). The Company's largest manufacturer, which has several factory locations, accounted for approximately 11% of the Company's total footwear production in 1996.

     Reebok's wholly owned Hong Kong subsidiary, and a network of affiliates in China, Indonesia, India, Thailand, Taiwan, South Korea and the Philippines, provide quality assurance, quality control, and inspection services with respect to footwear purchased by the Reebok Division's U.S. and International operations. In addition, this network of affiliates inspect certain components and materials purchased by unrelated manufacturers for use in footwear production. The network of affiliates also facilitates the shipment of footwear from the shipping point to point of destination, as well as arranging for the issuance to the unrelated footwear manufacturers of letters of credit, which are the primary means used to pay manufacturers for finished products. The Company's apparel group utilizes the services of independent third parties, as well as the Company's Hong Kong subsidiary and its network of affiliates in the Far East, to assist in the placement, inspection and shipment of apparel and accessories orders internationally. Production of apparel in the United States is through independent contractors which are retained and managed by the Company's apparel group. ROCKPORT (R) products are produced by independent contractors which are retained and managed through country managers employed by Rockport. The remainder of the Company's order placement, quality control and inspection work abroad is handled by a combination of employees and independent contractors in the various countries in which its products are made.

SOURCES OF SUPPLY
-----------------

     The principal materials used in the Company's footwear products are leather, nylon, rubber, ethylvinyl acetate and polyurethane. Most of these materials can be obtained from a number of sources, although a loss of supply could temporarily disrupt production. Some of the components used in the Company's technologies are obtained from only one or two sources, and thus a loss of supply could disrupt production. The principal materials used in the Company's apparel products are cotton, fleece, nylon and spandex. These materials can be obtained from a number of sources.

     The footwear products of the Company that are manufactured overseas and shipped to the United States for sale are subject to U.S. Customs duties. Duties on the footwear products imported by the Company range from 6% to 37.5% (plus a unit charge in some cases of 90 cents), depending on whether the principal component is leather or some other material and on the construction.

     As with its international sales operations, the Company's footwear and apparel production operations are subject to the usual risks of doing business abroad, such as import duties, quotas and other threats to free trade, foreign currency fluctuations and restrictions, labor unrest and political instability. See "TRADE POLICY" below. The Company believes that it has the ability to develop, over time, adequate substitute sources of supply for the products obtained from present foreign suppliers. If, however, events should prevent the Company from acquiring products from its suppliers in China, Indonesia, the Philippines or Thailand, or significantly increase the cost to the Company of such products, the Company's operations could be seriously disrupted until alternative suppliers were found, with a significant negative financial impact.

TRADE POLICY
------------

     For several years, imports from China to the U.S., including footwear, have been threatened with higher or prohibitive tariff rates, either through statutory action or intervention by the Executive Branch, due to concern over China's trade policies, human rights, foreign weapons sales practices and its foreign policy. Further debate on these issues is expected to continue in 1997. However, the Company does not currently anticipate that restrictions on imports from China will be imposed by the U.S. during 1997. If adverse action is taken with respect to imports from China, it could have an adverse effect on some or all of the Company's product lines, which could result in a negative financial impact. The Company has put in place contingency plans which should allow it to diversify some of its sourcing to countries other than China if any such adverse action occurred. In addition, the Company does not believe that it would be more adversely impacted by any such adverse action than its major competitors. The actual effect of any such action will, however, depend on a number of factors, including how reliant the Company, as compared to its competitors, is on production in China and the effectiveness of the contingency plans put in place.

     The European Union ("EU") imposed import quotas on certain footwear from China in 1994. The effect of such quota scheme on Reebok has not been significant because the quota scheme provides an exemption for certain higher-priced special technology athletic footwear, which exemption is available for most REEBOK products.

     The EU has imposed antidumping duties against textile upper footwear from China and Indonesia, and has calculated, but suspended, antidumping duties on leather upper footwear from China, Thailand and Indonesia. It is expected that the duties on leather upper footwear will remain suspended through 1997. A broad exemption has been included in both antidumping cases (textile and leather footwear) for athletic footwear covering most REEBOK models. If the athletic footwear exemption remains in its current form, few of the Company's product lines would be affected adversely, and in any case, the Company does not believe that its products will be more severely restricted than those of its major competitors.

     However, recently the EU has initiated at the internal staff level an effort to significantly narrow the athletic footwear exemption which applies to both the quota scheme and antidumping duties. The Company, through relevant trade associations, is working to prevent imposition of the more limited athletic footwear criteria. Should the proposed revisions be adopted, certain of the Company product lines would be affected adversely, although the Company does not believe that its products would be more severely affected than those of its major competitors.

     Various other countries have taken steps to restrict footwear imports or impose additional customs duties, which actions affect the Company as well as other footwear importers. The Company, in conjunction with other footwear importers, is aggressively challenging such restrictions. Such restrictions have in some cases had a significant adverse effect on the Company's sales in some of such countries, most notably Argentina, although they have not had a material adverse effect on the Company as a whole.

PRINCIPAL PRODUCTS
------------------

     Sales of the following categories of products contributed more than 10% to the Company's total consolidated revenue in the years indicated: 1996, footwear (approximately 75%) and apparel (approximately 24%); 1995, footwear (approximately 81%) and apparel (approximately 18%); 1994, footwear (approximately 88%) and apparel (approximately 12%).

TRADEMARKS AND OTHER PROPRIETARY RIGHTS
---------------------------------------

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

WORKING CAPITAL ARRANGEMENTS
----------------------------

     In conjunction with the Company's repurchase of approximately 17 million shares of its common stock pursuant to a Dutch Auction self-tender offer, the Company entered into a new credit agreement underwritten by Credit Suisse and a syndicate of major banks. The facility includes a committed $750 million revolving credit line to replace the Company's previous $300 million revolving credit facility. The balance of the facility is a $640 million six year term loan which was used to finance the share repurchase. In February 1997, the Company prepaid $50 million of the $640 million term loan.

     The Company also has various arrangements with numerous banks which provide an aggregate of approximately $938.2 million of uncommitted facilities, substantially all of which are available to the Company's foreign subsidiaries. Of this amount, approximately $395 million is available for short-term borrowings and bank overdrafts, with the remainder available for letters of credit for inventory purchases. At December 31, 1996, approximately $252 million was outstanding for open letters of credit for inventory purchases, in addition to approximately $33 million in notes payable to banks.

     The Company also has authority to issue up to $200 million of commercial paper which is supported to the extent available by its revolving credit and loan agreements, referred to above. As of December 31, 1996, the Company had no commercial paper obligations outstanding.

SEASONALITY
-----------

     Sales by the Company of athletic and casual footwear tend to be seasonal in nature, with the strongest sales occurring in the third quarter. Apparel sales also generally vary during the course of the year, with the greatest demand occurring during the spring and fall seasons.

SINGLE CUSTOMER
---------------

     There was no single customer of the Company that accounted for 10% or more of the Company's net sales in 1996.

BACKLOG
-------

     The Company's backlog of orders at December 31, 1996 (many of which are cancelable by the purchaser), totalled approximately $1.198 billion, compared to $1.068 billion as of December 31, 1995. The Company expects that substantially all of these orders will be shipped in 1997, although, as noted above, many of these orders are cancelable. The backlog position is not necessarily indicative of future sales because the ratio of future orders to "at once" shipments and sales by Company owned retail stores may vary from year to year.

COMPETITION AND COMPETITORS
---------------------------

     Competition in sports and fitness footwear and apparel sales is intense. Competitors include a number of sports and fitness footwear and apparel companies, such as Nike, Adidas, Fila and others. Competition is very strong in each of the sports and fitness footwear and apparel market segments, with new entrants and established companies providing challenges in every category.

     The casual footwear market into which the ROCKPORT (R) product lines fall is also highly competitive. Some competitors are highly specialized, while others have varied product lines and some maintain their own retail outlets. The Company believes that Rockport has a strong position in the walking shoe market. Competition in this area, however, has intensified as the activity of walking has grown in popularity and as athletic shoe companies have entered the market. In addition, Rockport's DRESSPORTS (R) line competes with leading makers of dress shoes.

     The Company's other product lines also continue to confront strong competition. The REEBOK (R) apparel line competes with well-known brands such as Nike, Fila and Adidas. The GREG NORMAN (R) line competes with Tommy Hilfiger, Ralph Lauren, Nautica and other makers of men's casual sportswear. The RALPH LAUREN footwear brand competes with such brands as Cole Haan, Ferragamo and Donna Karan.

ISSUES AND UNCERTAINTIES
------------------------

     This report includes, and other documents, information or statements released or made from time to time by the Company may include, forward-looking statements. These statements involve risks and uncertainties. The Company's actual results may differ materially from those discussed in such forward-looking statements. Prospective information is based on management's then current expectations or forecasts. Such information is subject to the risk that such expectations or forecasts, or the assumptions underlying such expectations or forecasts, become inaccurate. The following discussion identifies certain important issues and uncertainties that are among the factors that could affect the Company's actual results and could cause such results to differ materially from those contained in forward looking statements made by or on behalf of the Company.

COMPETITION AND CONSUMER PREFERENCES
------------------------------------

     The footwear and apparel industry is intensely competitive and subject to rapid changes in consumer preferences, as well as technological innovations. A major technological breakthrough or marketing or promotional success by one of the Company's competitors could adversely affect the Company's competitive position. In addition, in countries where the athletic footwear market is mature (including the U.S.), sales growth may be dependent in part on the Company increasing its market share at the expense of its competitors, which may be difficult to accomplish particularly in view of the Company's recent market share decline in the U.S. footwear market. The Company also faces strong competition with respect to its other product lines, such as the ROCKPORT product line and the GREG NORMAN collection. For discussion of the Company's major competitors see "COMPETITION AND COMPETITORS" above.

     Competition in the markets for the Company's products occurs in a variety of ways, including price, quality, product design, brand image, marketing and promotion and ability to meet delivery commitments to retailers. The intensity of the competition faced by the various operating units of the Company and the rapid changes in the consumer preference and technology that can occur in the footwear and apparel markets constitute significant risk factors in the Company's operations.

INVENTORY RISK
--------------

     The footwear industry has relatively long lead times for design and production of product and thus, the Company must commit to production tooling and in some cases to production in advance of orders. If the Company fails to accurately forecast consumer demand or if there are changes in consumer preference or market demand after the Company has made such production commitments, the Company may encounter difficulty in filling customer orders or in liquidating excess inventory, which may have an adverse effect on the Company's sales margins and brand image.

SALES FORECASTS
---------------

     The Company's investment in advertising and marketing is based on sales forecasts and is necessarily made in advance of actual sales. The markets in which the Company does business are highly competitive, and the Company's business is affected by a variety of factors, including those described above under "Competition and Consumer Preferences", as well as brand awareness, changing consumer preferences, fashion trends, retail market conditions and economic and other factors. There can be no assurance that sales forecasts will be achieved, and to the extent sales forecasts are not achieved, these investments will represent a higher percentage of revenues, and the Company will experience higher inventory levels and associated carrying costs, all of which would adversely impact the Company's financial condition and results.

ADVERTISING AND MARKETING INVESTMENT
------------------------------------

     Because consumer demand for athletic footwear and apparel is heavily influenced by brand image, the Company's business requires substantial investments in marketing and advertising, including television and other advertising, athlete endorsements and athletic sponsorships, as well as investments in retail presence. In the event that such investments do not achieve the desired effect in terms of increased retailer acceptance and/or consumer purchase of the Company's products, there could be an adverse impact on the Company's financial results.

RETAIL OPERATIONS
-----------------

     At the end of 1996, the Company operated approximately 140 retail stores in the U.S. and a significant number of retail stores internationally which are operated either directly or through the Company's distributors. The Company has made a significant capital investment in opening these stores and incurs significant expenditures in operating these stores. To the extent the Company continues to expand its retail organization, the Company's performance could be adversely affected by lower than anticipated sales at its retail stores. The performance of the Company's retail organization is also subject to general retail market conditions.

TIMELINESS OF PRODUCT
---------------------

     Timely product deliveries are essential in the footwear and apparel business since the Company's orders are cancelable by customers if agreed delivery windows are not met. If as a result of design, production or distribution problems, the Company is late in delivering product, it could have an adverse impact on its sales and/or profitability.

INTERNATIONAL SALES AND PRODUCTION
----------------------------------

     A substantial portion of the Company's products are manufactured abroad and approximately 40% of the Company's sales are made outside the U.S. The Company's footwear and apparel production and sales operations are thus subject to the usual risks of doing business abroad, such as currency fluctuations, longer payment terms, potentially adverse tax consequences, repatriation of earnings, import duties, tariffs, quotas and other threats to free trade, labor unrest, political instability and other problems linked to local production conditions and the difficulty of managing multinational operations. If such factors limited or prevented the Company from selling products in any significant international market or prevented the Company from acquiring products from its suppliers in China, Indonesia, the Philippines or Thailand, or significantly increased the cost to the Company of such products, the Company's operations could be seriously disrupted until alternative suppliers were found or alternative markets were developed, with a significant negative impact. See "TRADE POLICY" above.

SOURCES OF SUPPLY
-----------------

     The Company depends upon independent manufacturers to manufacture high-quality product in a timely and cost-efficient manner and relies upon the availability of sufficient production capacity at its existing manufacturers or the ability to utilize alternative sources of supply. In addition, if the Company were to experience significant shortages in raw materials or components used in its products, it could have a negative effect on the Company's business, including increased costs or difficulty in delivering product. Some of the components used in the Company's technologies are obtained from only one or two sources and thus a loss of supply could disrupt production.

RISK OF DEBT
------------

     In connection with the Company's Dutch auction share repurchase, the Company incurred $640 million in additional debt to finance the repurchase of shares (of which $50 million was prepaid in February 1997) and entered into a $750 million revolving credit line which replaced its prior $300 million revolving credit facility. As a result of these new credit arrangements, the Company currently faces significantly increased interest expense and debt amortization, as compared to the past. The credit arrangements contain certain covenants (including restrictions on asset acquisitions, capital expenditures and future indebtedness and the requirement to maintain a minimum interest coverage ratio) which are intended to limit the Company's future actions and which may also limit the Company's financial, operating and strategic flexibility. In addition, the Company's failure to make timely payments of interest and principal on its debt, or to comply with the material covenants applicable thereto, could result in significant negative consequences.

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

RISK OF CURRENCY FLUCTUATIONS
-----------------------------

     The Company conducts operations in various international countries and a significant portion of its sales are transacted in local currencies. As a result, the Company's revenues are subject to foreign exchange rate fluctuations. The Company enters into forward currency exchange contracts to hedge its exposure for merchandise purchased in U.S. dollars that will be sold to customers in other currencies. The Company also uses foreign currency exchange contracts to hedge significant inter-company assets and liabilities denominated in other currencies. However, no assurance can be given that fluctuation in foreign currency exchange rates will not have an adverse impact on the Company's revenues, net profits or financial condition.

CUSTOMERS
---------

     Although the Company has no single customer that represents 10% or more of its sales, the Company has certain significant customers, the loss of which could have an adverse effect on its business. There could also be a negative effect on the Company's business if any such significant customer became insolvent or otherwise failed to pay its debts.

INTELLECTUAL PROPERTY
---------------------

     The Company believes that its trademarks, technologies and designs are of great value. From time to time the Company has been, and may in the future be, the subject of litigation challenging its ownership of certain intellectual property. Loss of the REEBOK or ROCKPORT trademark rights could have a serious impact on the Company's business. Because of the importance of such intellectual property rights, the Company's business is subject to the risk of counterfeiting, parallel trade or intellectual property infringement. The Company is, however, vigilant in protecting its intellectual property rights.

LITIGATION
----------

     The Company is subject to the normal risks of litigation with respect to its business operations.

ECONOMIC FACTORS
----------------

     The Company's business is subject to economic conditions in the Company's major markets, including, without limitation, recession, inflation, general weakness in retail markets and changes in consumer purchasing power and preferences. Adverse changes in such economic factors could have a negative effect on the Company's business.

TAX RATE CHANGES
----------------

     If the Company was to encounter significant tax rate changes in the major markets in which it operates, it could have an adverse effect on its business.

ABILITY TO IMPROVE PERFORMANCE OF REEBOK FOOTWEAR BUSINESS
----------------------------------------------------------

     The Company has recently taken steps which it believes may improve the performance of its REEBOK footwear business. There are, however, many uncertainties associated with accomplishment of such an improvement. These include the decline in recent years in the Company's share of the U.S. athletic footwear market, slower overall growth in the U.S. athletic footwear market, the emergence and growth of strong competitors, the substantial and increasing investment by such competitors in marketing and advertising, and the possibility of changing consumer preferences. Moreover, while the Company has received initial positive indications from certain retailers as to its new products, there is not yet any evidence or assurance as to consumer response to many of these new products.

EMPLOYEES
---------

     As of December 31, 1996, the Company had approximately 6,900 employees in all operating units. None of these employees is represented by a labor union. The Company has never suffered a material interruption of business caused by labor disputes with employees. Management considers employee relations to be good.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS
-----------------------------------------------------------

     The Company is filing herewith selected portions of its Annual Report to Shareholders for the year ended December 31, 1996 (the "1996 Annual Report") with the Securities and Exchange Commission. Financial information pertaining to the Company's foreign and domestic operations is incorporated herein by reference from Note 15 on page 42 of the 1996 Annual Report.

                      EXECUTIVE OFFICERS OF THE REGISTRANT
                      ------------------------------------

     The following information is submitted as to the executive officers of the
Company:

NAME                        AGE    OFFICE HELD
----                        ---    -----------

Paul B. Fireman             53     President, Chief Executive Officer and
                                   Chairman of the Board of Directors

Paul R. Duncan              56     Executive Vice President and Director

Robert Meers                53     Executive Vice President, President and Chief
                                   Executive Officer of the Reebok Division and
                                   Director

Angel R. Martinez           41     Executive Vice President, President and Chief
                                   Executive Officer of The Rockport Company

Kenneth I. Watchmaker       54     Executive Vice President and Chief Financial
                                   Officer

Arthur I. Carver            46     Senior Vice President, Sourcing and
                                   Logistics Reebok Division,


Roger Best                  44     Senior Vice President of the Reebok Division
                                   and General Manager of Reebok North America

Bruce Nevins                59     Senior Vice President of the Reebok Division
                                   and Managing Director of Reebok's
                                   International Division

Barry Nagler                40     General Counsel and Vice President


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

     Paul R. Duncan has been an Executive Vice President of the Company since February 1990 and a Director of the Company since March 1989. In November, 1996, Mr. Duncan transitioned to a new part-time position with the Company in which he will be responsible for special projects. He was previously President of the Specialty Business Group since October 1995. From June 1995 until October 1995, Mr. Duncan was Chief Operating Officer for the Reebok Division. Prior to June 1995 Mr. Duncan was Executive Vice President and Chief Financial Officer. Mr. Duncan joined the Company in 1985 as Senior Vice President and Chief Financial Officer.

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

     Kenneth I. Watchmaker has been an Executive Vice President of the Company since February 1994. He was appointed Chief Financial Officer of the Company in June 1995. Previously, since February 1994, he was an Executive Vice President of the Company with responsibility for finance, footwear production and management information systems. He joined the Company in July 1992 as Executive Vice President, Operations and Finance, Reebok Division. Prior to joining Reebok, Mr. Watchmaker was the partner in charge of audit services in the Boston office of Ernst & Young.

     Arthur I. Carver has been the Senior Vice President of Sourcing and Logistics of the Reebok Division since January 1996. Prior to that, Mr. Carver was Vice President of Operations Development Worldwide for the Reebok Division since February 1994. Previously, from June 1992 through February 1994, he was Vice President of North American Operations. Prior to that, he was Director of Sales Operations. Mr. Carver joined the Company in 1990.

     Roger Best has been Senior Vice President of the Reebok Division and General Manager of Reebok North America since February 1996. Prior to that, he was Regional Vice President of the Reebok Division's Northern Europe Operations and Managing Director of Reebok U.K. since April 1995. Previously, from January 1992 through April 1995, he was Managing Director of Reebok U.K. Mr. Best joined the Company in 1992.

     Bruce Nevins has been Senior Vice President of the Reebok Division and Managing Director of Reebok's International Division since April 1995. Prior to that, Mr. Nevins was Senior Vice President of New Markets for the Reebok Division since February 1994, when he joined the Company. Prior to joining Reebok, Mr. Nevins was President of Umbro International from July 1990 through February 1994.

     Barry Nagler has been Vice President of the Company since May 1995 and General Counsel since September 1995. Prior to that, Mr. Nagler was divisional Vice President and Assistant General Counsel for the Company since September 1994. He joined the Company in June 1987 as Counsel.

Item 2.   Properties.
------    ----------

     The Company leases most of the properties that are used in its business. Its corporate headquarters and the offices of the Reebok Division and its U.S. Operations are located in office facilities in Stoughton, Massachusetts. At its corporate headquarters, the Company occupies under lease approximately 200,000 square feet of space. The Company signed a six-year lease in July 1989, with two three-year renewal options, for its principal facility at its corporate headquarters. This lease was later amended to extend the term of the lease until June 30, 2000, with a three-year renewal option thereafter. This facility and three other smaller facilities, one of which is leased and the other two of which are owned by the Company, at the Company's corporate headquarters are located approximately one mile from the Reebok Division's U.S. Operations group's principal warehouse and distribution center in Stoughton, which is owned by the Company and which contains approximately 450,000 total square feet of usable space. In order to address the need for additional space at its corporate headquarters, in August 1996 the Company signed an option agreement for the potential purchase of a 42 acre site in Canton, Massachusetts, to be developed as a corporate headquarters facility. Consummation of the purchase of the site is subject to obtaining permits and other approvals and is not expected to be complete until early next year. Construction of the corporate headquarters facility is expected to take approximately two years following consummation of the purchase. In 1994, the Company purchased a building in Avon, Massachusetts containing approximately 400,000 square feet of space which it uses as an office and warehouse. The Company also leases approximately 330,000 square feet of space in Memphis, Tennessee which it uses as a warehouse and distribution center.

     In 1993, Rockport purchased its corporate headquarters facility in Marlboro, Massachusetts, containing approximately 80,000 square feet of floor space. In 1995, Rockport completed construction of a distribution center of approximately 285,000 usable square feet on approximately 140 acres of land in Lancaster, Massachusetts which it purchased in 1992.

     The Company's wholly owned U.K. subsidiary, Reebok International Limited, entered into a fifteen-year lease for the previous corporate headquarters of the Company's International operations in Stockley Park, London, (approximately 37,000 square feet) which is guaranteed by the Company. Since the Company has moved its International operations to Stoughton, Massachusetts the property has been subleased to two parties for the term of the lease. The Company's U.K. subsidiary, Reebok International Limited, moved to a new corporate headquarters building in Denham Lock, England in March 1996, for which it entered into a 7 year lease. The new 14,000 square foot corporate headquarters building, also houses a showroom for use by the Reebok sales force in Southern England.

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

Item 3.   Legal Proceedings.
------    -----------------

     On August 29, 1995, the Company obtained a favorable ruling on its motion for summary judgment in the lawsuit entitled Stutz Motor Car of America, Inc. v. Reebok International Ltd., (filed on July 1, 1993 in the Central District of Los Angeles County Superior Court as Case Number BC074579 and removed to the United States District Court for the Central District of

California where it was assigned Civil Action Number 93-4433LGB) and, as a result, the case was dismissed. The Plaintiff has appealed the decision. The Company believes that the Plaintiff's appeal is without merit and is confident that the District Court decision will be upheld.

     The Company's settlement with the National Association of Attorneys General ("NAAG") relating to the investigation by NAAG against the Company was approved by the Federal Court for the Southern District of New York on October 20, 1995. The Court's order approving the settlement was appealed to the Second Circuit Court of Appeals on January 9, 1996 by counsel purporting to represent a class of Reebok and Rockport consumers. On September 9, 1996, the Second Circuit Court upheld the decision of the District Court and approved the NAAG settlement. The Plaintiff's right to appeal the Second Circuit decision expired on January 13, 1997.

Item 4.   Submission of Matters to a Vote of Security Holders.
------    ---------------------------------------------------

     Not applicable.

                                     PART II
                                     -------

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.
------    ---------------------------------------------------------------------

     The Company is filing herewith selected portions of its 1996 Annual Report with the Securities and Exchange Commission. The information required by this
Item is incorporated herein by reference from page 46 of the 1996 Annual Report.

Item 6.   Selected Financial Data.
------    -----------------------

     The Company is filing herewith selected portions of its 1996 Annual Report with the Securities and Exchange Commission. The information required by this
Item is incorporated herein by reference from page 25 of the 1996 Annual Report.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
------   -----------------------------------------------------------------------
         of Operations.
         -------------

    The Company is filing herewith selected portions of its 1996 Annual Report with the Securities and Exchange Commission. The information required by this
Item is incorporated herein by reference from pages 26 through 30 of the 1996 Annual Report.

Item 8.  Financial Statements and Supplementary Data.
------   -------------------------------------------

    The Company is filing herewith selected portions of its 1996 Annual Report with the Securities and Exchange Commission. The consolidated financial statements required by this Item, together with the report of the Company's independent auditors for 1996, are contained therein and are incorporated herein by reference from pages 31 through 43 of the 1996 Annual Report. The supplementary financial information required by this Item is contained in the 1996 Annual Report on page 44 and such information is incorporated by reference herein. The financial statements, supplementary data, and Report of Independent Auditors for 1995 and 1994 are listed under Part IV, Item 14 in this report.

Item 9.  Changes in and Disagreements with Accountants on Accounting and
------   ---------------------------------------------------------------
         Financial Disclosure.
         --------------------

    Not applicable.


                                    PART III
                                    --------

Item 10.  Directors and Executive Officers of the Registrant.
-------   --------------------------------------------------

    The information required by this Item with respect to the Registrant's directors is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 1, 1997, which will be filed with the Securities Exchange Commission on or before March 26, 1997 (the "1997 Proxy Statement"), under the headings "Information with Respect to Nominees", "Transactions with Management and Affiliates" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934". Information called for by this Item with respect to the registrant's executive officers is set forth under "Executive Officers of Registrant" in Item 1 of this report.

Item 11.  Executive Compensation.
-------   ----------------------

    The information required by this Item is incorporated herein by reference from the 1997 Proxy Statement under the headings "Compensation of Directors", "Executive Compensation", "Supplemental Executive Retirement Plan", "Employee Agreements", "Report of Compensation Committee on Executive Compensation" and "Performance Graphs".

Item 12.  Security Ownership of Certain Beneficial Owners and Management.
-------   --------------------------------------------------------------

    The information required by this Item is incorporated herein by reference from the 1997 Proxy Statement under the heading "Beneficial Ownership of Shares".

Item 13.  Certain Relationships and Related Transactions.
-------   ----------------------------------------------

    The information required by this Item is incorporated herein by reference from the 1997 Proxy Statement under the heading "Transactions with Management and Affiliates".


                                  PART IV
                                  -------

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.
-------   ---------------------------------------------------------------

    (a)(1) and (2)  List of Financial Statements and Financial Statement
Schedules.

    1.        Financial Statements
              --------------------

    The following consolidated financial statements appearing in the Company's 1996 Annual Report are incorporated by reference in Item 8 of this Form 10-K:

                                           1996 ANNUAL REPORT PAGE
                                           -----------------------

    Consolidated Balance Sheets at

    December 31, 1996 and 1995                         31

    For each of the three years ended
    December 31, 1996, 1995 and 1994:

         Consolidated Statements of
         Income                                        32

         Consolidated Statements of
         Stockholders' Equity                          33

         Consolidated Statements of
         Cash Flows                                    34

    Notes to Consolidated Financial Statements      35-42

    2.   Financial Statement Schedule
         ----------------------------

    The following consolidated financial statement schedule of Reebok International Ltd. is included in Item 14(d) and presented as a separate section of this report:

                                                  FORM 10-K PAGE
                                                  --------------

    Schedule II - Valuation and Qualifying
    Accounts                                           F-1

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

    (a)  2.    Exhibits
               --------

    Listed below are all the Exhibits filed as part of this report. Certain Exhibits are incorporated by reference from documents previously filed by the Company with the Securities and Exchange Commission pursuant to Rule 12b-32 under the Securities Exchange Act of 1934, as amended.

Exhibit
-------

(3)  Articles of incorporation and by-laws.
     -------------------------------------

        3.1    Restated Articles of Organization of the Company, as amended (1)

        3.2    By-laws, as amended (5), (6), (8)

(4)  Instruments defining the rights of security holders, including indentures.
     -------------------------------------------------------------------------

        4.1 Indenture, dated as of September 15, 1988, as amended and restated by the First Supplemental Indenture, dated as of January 22, 1993, between Reebok International Ltd. and Citibank N.A., as Trustee (4), (12)

        4.2 Common Stock Rights Agreement dated as of June 14, 1990 between the Company and The First National Bank of Boston, as Rights Agent, as amended (7), (9), (10)

(10)    Material Contracts.
        ------------------

        10.1 Distributorship Agreement between Reebok International Limited and the Company (2)

        10.2 Trademark License Agreement between Reebok International Limited and the Company (2)

        10.3 Continuing Letter of Credit Agreement, dated August 1, 1989, between the Company and State Street Bank and Trust Company; and Letter Agreement between The Rockport Company, Inc. and Norwest Bank, Master Security Agreement for Irrevocable Documentary Letters of Credit and Guarantee of the Company, all dated August 1, 1989 (6)

        10.4 Lease Agreement, dated March 1, 1988, as amended, between Reebok International Ltd. and North Stoughton Industrial Park Development Trust (5), (14)

        10.5 Purchase and Sale Agreement between Reebok International Ltd. and Pentland Group plc dated March 8, 1991 (8)

        10.6 Agreements with various banks in Hong Kong reflecting arrangements for letter of credit facilities (8)

        10.7 Credit Agreement, dated August 23, 1996, among the Company, the Lenders and Co- Agents named therein and Credit Suisse, as Administrative Agent, as amended by the First Amendment dated as of August 23, 1996. (16)

        Management Contracts and Compensatory Plans.
        -------------------------------------------

        10.8    Reebok International Ltd. 1994 Equity Incentive Plan, as amended

        10.9 Reebok International Ltd. Equity and Deferred Compensation Plan for Directors (14)

        10.10 Reebok International Ltd. 1985 Stock Option Plan, as amended (11)

        10.11 Reebok International Ltd. 1987 Stock Option Plan for Directors, as amended (12)

        10.12   Reebok International Ltd. 1987 Stock Bonus Plan (3)

        10.13   Reebok International Ltd. Excess Benefits Plan (8)

        10.14 Reebok International Ltd. Supplemental Executive Retirement Plan (15)

        10.15   Reebok International Ltd. Executive Performance Incentive
                Plan (15)

        10.16   Amendment to Executive Performance Incentive Plan

        10.17   Stock Option Agreement with Paul B. Fireman (8)

        10.18   Split-Dollar Life Insurance Agreement with Paul B. Fireman (11)

        10.19   Contingent Severance Agreement with Paul R. Duncan (6)

        10.20   Employment Agreement with Kenneth Watchmaker (12)

        10.21   Change of Control Agreement with Kenneth Watchmaker (12)

        10.22   Supplemental Retirement Program for Kenneth Watchmaker (12)

        10.23   Contingent Severance Agreement with Angel Martinez (13)

        10.24   Lease with Angel Martinez (13)

        10.25   Amendment dated October 30, 1995 to Lease with Angel
                Martinez (15)

        10.26   Amendment dated January 1997 to Lease with Angel Martinez

        10.27   Employment Agreement with Roger Best

        10.28   Change of Control Agreement with Robert Meers

(11)    Statement Re Computation of Per Share Earnings.
        ----------------------------------------------

(12)    Statement Re Computation of Ratio of Earnings to Fixed Charges.
        --------------------------------------------------------------

(13)    Annual Report to Security Holders.
        ---------------------------------

        13.1    Selected Portions of Registrant's 1996 Annual Report to
                Shareholders

(21)    Subsidiaries.
        ------------

        21.1    List of Subsidiaries of the Company

(23)    Consents of experts and counsel.
        -------------------------------

        23.1    The consent of Ernst & Young LLP

(b)     Reports on Form 8-K.
        -------------------

        None.

(c) Exhibits.
    --------

        The response to this portion of Item 14 is submitted as a separate section of this report.

(d)     Financial Statement Schedules.
        -----------------------------

        The response to this portion of Item 14 is submitted as a separate section of this report.

(27)    Financial Data Schedule.
        -----------------------

---------------

(1) Filed as an Exhibit to Reebok International Ltd. Form 10-K dated March 30, 1987 and incorporated by reference herein and as an Exhibit to Registration Statement No. 11-13370 and incorporated by reference herein.

(2) Filed as an Exhibit to Registration Statement No. 2-98367 and incorporated by reference herein.

(3) Filed as an Exhibit to Reebok International Ltd. Form 10-K dated March 28, 1988 and incorporated by reference herein.

(4) Filed as an Exhibit to Reebok International Ltd. Form 8-K filed on September 29, 1988 and incorporated by reference herein.

(5) Filed as an Exhibit to Reebok International Ltd. Form 10-K dated March 30, 1989 and incorporated by reference herein.

(6) Filed as an Exhibit to Reebok International Ltd. Form 10-K dated March 26, 1990 and incorporated by reference herein.

(7) Filed as an Exhibit to Reebok International Ltd. Form 8-A filed on July 31, 1990 and incorporated by reference herein.

(8) Filed as an Exhibit to Reebok International Ltd. Form 10-K dated March 28, 1991 and incorporated by reference herein.

(9) Filed as an Exhibit to Reebok International Ltd. Form 8 Amendment to Registration Statement on Form 8-A filed on April 4, 1991 and incorporated by reference herein.

(10) Filed as an Exhibit to Reebok International Ltd. Form 8 Amendment to Registration Statement on Form 8-A filed on December 13, 1991 and incorporated by reference herein.

(11) Filed as an Exhibit to Reebok International Ltd. Form 10-K dated March 27, 1992 and incorporated by reference herein.

(12) Filed as an Exhibit to Reebok International Ltd. Form 10-K dated March 26, 1993 and incorporated by reference herein.

(13) Filed as an Exhibit to Reebok International Ltd. Form 10-K dated February 15, 1994 and incorporated by reference herein.

(14) Filed as an Exhibit to Reebok International Ltd. Form 10-K dated March 30, 1995 and incorporated by reference herein.

(15) Filed as an Exhibit to Reebok International Ltd. Form 10-K dated March 29, 1996 and incorporated by reference herein.

(16) Filed as an Exhibit to Reebok International Ltd. Form 10-Q for the quarter ended September 30, 1996 and incorporated herein by reference.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  REEBOK INTERNATIONAL LTD.




                                  BY: /s/ KENNETH I. WATCHMAKER
                                      ---------------------------------------
                                      Kenneth I. Watchmaker
                                      Executive Vice President
                                      and Chief Financial Officer


Dated:  March 27, 1997

    Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


/s/ PAUL B. FIREMAN
-----------------------------------
Paul B. Fireman
Director, Chairman of the Board
and President
(Chief Executive Officer)


/s/ KENNETH I. WATCHMAKER
-----------------------------------
Kenneth I. Watchmaker
Executive Vice President
and Chief Financial Officer
(Chief Financial and Accounting Officer)


/s/ PAUL R. DUNCAN
-----------------------------------
Paul R. Duncan
Executive Vice President
Director


/s/ ROBERT MEERS
-----------------------------------
Robert Meers
Executive Vice President
Director


/s/ WILLIAM F. GLAVIN
-----------------------------------
William F. Glavin
Director


/s/ MANNIE L. JACKSON
-----------------------------------
Mannie L. Jackson
Director


/s/ BERTRAM M. LEE, SR.
-----------------------------------
Bertram M. Lee, Sr.
Director


/s/ RICHARD G. LESSER
-----------------------------------
Richard G. Lesser
Director

/s/ WILLIAM M. MARCUS
-----------------------------------
William M. Marcus
Director



/s/ GEOFFREY NUNES
-----------------------------------
Geoffrey Nunes
Director


/s/ JOHN A. QUELCH
-----------------------------------
John A. Quelch
Director


Dated:  March 27, 1997


                                                          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


REEBOK INTERNATIONAL LTD.
(Amounts in thousands)


 Balance at
     end of                        Balance at    Charged to      Charged to        Deductions    Balance at
description                         Beginning    Costs and           Other              From         End of
     period                         of Period     Expenses        Accounts     Allowances(A)         Period
-----------                        ----------   ----------      ----------     -------------    -----------
YEAR ENDED DECEMBER 31, 1996
Reserves and allowances deducted
from asset accounts:
  Allowance for doubtful accounts     $46,401      $10,225                           $13,099        $43,527

YEAR ENDED DECEMBER 31, 1995
Reserves and allowances deducted
from asset accounts:
  Allowance for doubtful accounts      44,862       13,151                            11,612         46,401

YEAR ENDED DECEMBER 31, 1994
Reserves and allowances deducted
from asset accounts:
  Allowance for doubtful accounts      46,455        6,691                             8,284         44,862







------------

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

10.5  Purchase and Sale Agreement between      Incorporated by
      Reebok International Ltd. and Pentland   reference
      Group plc dated March 8, 1991

10.6  Agreements with various banks in Hong    Incorporated by
      Kong reflecting arrangements for         reference
      letter of credit facilities

10.7  Credit Agreement, dated August 23,       Incorporated by
      1996, among the Company, the Lenders     reference
      and Co-Agents named therein and Credit
      Suisse, as Administrative Agent, as
      amended by the First Amendment dated
      as of August 23, 1996

10.8  Reebok International Ltd. 1994 Equity    Filed herewith
      Incentive Plan, as amended

10.9  Reebok International Ltd. Equity and     Incorporated by
      Deferred Compensation Plan for           reference
      Directors

10.10 Reebok International Ltd. 1985 Stock     Incorporated by
      Option Plan, as amended                  reference

10.11 Reebok International Ltd. 1987 Stock     Incorporated by
      Option Plan for Directors, as amended    reference

10.12 Reebok International Ltd. 1987 Stock     Incorporated by
      Bonus Plan                               reference

10.13 Reebok International Ltd. Excess         Incorporated by
      Benefits Plan                            reference

10.14 Reebok International Ltd. Supplemental   Incorporated by
      Executive Retirement Plan                reference

10.15 Reebok International Ltd. Executive      Incorporated by
      Performance Incentive Plan               reference

10.16 Amendment to Executive Performance       Filed herewith
      Plan

10.17 Stock Option Agreement with Paul         Incorporated by
      B. Fireman                               reference

10.18 Split-Dollar Life Insurance Agreement    Incorporated by
      with Paul B. Fireman                     reference

10.19 Contingent Severance Agreement with      Incorporated by
      Paul R. Duncan                           reference

10.20 Employment Agreement with Kenneth        Incorporated by
      Watchmaker                               reference

10.21 Change of Control Agreement with         Incorporated by
      Kenneth Watchmaker                       reference

10.22 Supplemental Retirement Program for      Incorporated by
      Kenneth Watchmaker                       reference

10.23 Contingent Severance Agreement with      Incorporated by
      Angel Martinez                           reference

10.24 Lease with Angel Martinez                Incorporated by
                                               reference

10.25 Amendment dated October 30, 1995         Incorporated by
      to Lease with Angel Martinez             reference

10.26 Amendment dated January 1996             Filed herewith
      to Lease with Angel Martinez

10.27 Employment Agreement with Roger Best     Filed herewith

10.28 Change of Control Agreement with Robert  Filed herewith
      Meers

11.   Statement Re Computation of Per          Filed herewith
      Share Earnings

12.   Statement Re Computation of Ratio        Filed herewith
      of Earnings to Fixed Charges

13.1  Selected Portions of Registrant's        Filed herewith
      1996 Annual Report to Shareholders

21.1  List of Subsidiaries of the Company      Filed herewith

23.1  The consent of Ernst & Young LLP         Filed herewith

27.   Financial Data Schedule                  Filed herewith