Form 10-Q
period 1997-03-31
REEBOK INTERNATIONAL LTD
filed 1997-05-09
CIK 770949

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


  For the quarterly period ended March 31, 1997

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

  Yes  (X)       No  (  )

  The number of shares outstanding of registrant's common stock, par value $.01 per share, at May 5, 1997, was 56,144,412 shares.

REEBOK INTERNATIONAL LTD.


INDEX

PART I.    FINANCIAL INFORMATION:

Item 1     Condensed Financial Statements (Unaudited)

           Consolidated Condensed Balance Sheets -
           March 31, 1997 and 1996, and
           December 31, 1996 . . . . . . . . . . . . . . . .  2-3

           Consolidated Condensed Statements of Income -
           Three Months ended March 31, 1997 and 1996. . . .    4

           Consolidated Condensed Statements of Cash Flows -
           Three Months Ended March 31, 1997 and 1996. . . .  5-6

           Notes to Consolidated Condensed Financial
           Statements  . . . . . . . . . . . . . . . . . . .  7-8

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


Item 6     Exhibits and Reports on Form 8-K  . . . . . . . .   14

                REEBOK INTERNATIONAL LTD. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED BALANCE SHEETS


                                    March 31,         December 31,
                                   1997      1996         1996
                              __________  __________   ___________

                                    (Amounts in thousands)

Current assets:
  Cash and cash equivalents   $  174,617   $  64,844   $ 232,365
  Accounts receivable, net
    of allowance for doubtful
    accounts (March 1997,
    $48,584; March 1996,
    $50,513; December 1996,
    $43,527)                     726,639     683,996     590,504
  Inventory                      518,101     579,726     544,522
  Deferred income taxes           67,583      71,291      69,422
  Prepaid expenses and other
    current assets                34,981      48,123      26,275
                              __________  __________   __________

    Total current assets       1,521,921   1,447,980   1,463,088
                              __________  __________   __________

Property and equipment, net      181,241     189,505     185,292

Non-current assets:
  Intangibles, net of
    amortization                  66,539      63,775      69,700
  Deferred income taxes            9,923       5,743       7,850
  Other                           56,074      56,421      60,254
                              __________  __________   __________

                                 132,536     125,939     137,804
                              __________  __________   __________

                              $1,835,698  $1,763,424  $1,786,184
                              ==========  ==========   ==========

                  REEBOK INTERNATIONAL LTD. AND SUBSIDIARIES
              CONSOLIDATED CONDENSED BALANCE SHEETS (Continued)

                                     March 31,        December 31,
                                   1997     1996          1996
                              __________  __________   __________
                          (Amounts in thousands, except share data)

Current liabilities:
  Notes payable to banks     $   65,078    $  76,848     $  32,977
  Commercial paper                            50,000
  Current portion of
    long-term debt              114,101           26        52,684
  Accounts payable              183,330      164,448       196,368
  Accrued expenses              200,541      152,669       169,344
  Income taxes payable           81,483       73,534        65,588
  Dividends payable                            5,601
                              __________  __________   __________
    Total current liabilities   644,533      523,126       516,961
                              __________  __________   __________
Long-term debt, net of
  current portion               740,808      265,537      854,099

Minority interest                36,347       33,710       33,890

Commitments and contingencies

Outstanding redemption value of
  equity put options                          39,123

Stockholders' equity:
  Common stock, par value $.01;
   authorized 250,000,000 shares;
   issued March 31, 1997,
   92,804,904; issued March 31,
   1996, 110,099,236; issued
   December 31, 1996,
   92,556,295                       928        1,086          926
  Retained earnings           1,039,342    1,504,049      992,563
  Less 36,716,227 shares at
    March 31, 1997 and December
    31, 1996 and 36,210,902 at
    March 31, 1996 in treasury
    at cost                    (617,620)    (610,252)    (617,620)
  Unearned compensation            (242)        (514)        (283)
  Foreign currency translation
    adjustment                   (8,398)       7,559        5,648
                              __________  __________   __________
                                414,010      901,928      381,234
                              __________  __________   __________
                             $1,835,698   $1,763,424   $1,786,184
                              ==========  ==========   ==========


The accompanying notes are an integral part of the consolidated condensed financial statements.

                  REEBOK INTERNATIONAL LTD. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                     (In thousands except per share data)
                                 (Unaudited)

                                                  Three Months Ended
                                                        March 31,
                                             ___________________________
                                                 1997         1996
                                                 ____         ____

Net sales                                       $ 930,041    $ 902,923
Other income                                        1,096          762
                                                _________    _________

                                                  931,137      903,685
Costs and expenses:
  Cost of sales                                   573,812      551,791
  Selling, general and
    administrative expenses                       271,682      263,544
  Amortization of intangibles                         760          626
  Interest expense                                 15,913        6,528
  Interest income                                  (1,989)      (1,150)
                                                _________    _________
                                                  860,178      821,339
                                                _________    _________
Income before income taxes and minority            70,959       82,346
  interest
Income taxes                                       25,700       29,297
                                                _________    _________

Income before minority interest                    45,259       53,049

Minority interest                                   5,075        4,634
                                                _________    _________
Net income                                      $  40,184    $  48,415
                                                =========    =========

Net income per common share                     $    0.69    $    0.64
                                                =========    =========

Dividends per common share                      $    .000    $    .075
                                                =========    =========
Weighted average common and
  common equivalent shares
  outstanding                                      58,431       75,143
                                                =========    =========


The accompanying notes are an integral part of the consolidated condensed financial statements.

                  REEBOK INTERNATIONAL LTD. AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (Unaudited)


                                                    Three Months Ended
                                                        March 31,
                                                    ________________
                                                    1997        1996
                                                    ____        ____
                                               (Amounts in thousands)

Cash flows from operating activities:
  Net income                                   $   40,184  $   48,415
  Adjustments to reconcile net income
    to net cash provided by (used for)
    operating activities:
     Depreciation and amortization                 10,762       9,739
     Minority interest                              5,075       4,634
     Deferred income taxes                           (234)     (6,484)
     Changes in operating assets and
      liabilities, exclusive of those arising
      from business acquisitions:
       Accounts receivable                       (156,320)   (186,118)
       Inventory                                   13,263      51,240
       Prepaid expenses                            (8,991)     (9,034)
       Other                                       15,069       7,951
       Accounts payable                            (5,118)      6,009
       Accrued expenses                            31,061       4,798
       Income taxes payable                        16,365      25,737
                                               __________  __________
         Total adjustments                        (79,068)    (91,528)
                                               __________  __________

Net cash used for operating activities            (38,884)    (43,113)
                                               __________  __________
Cash flows from investing activity:
  Payments to acquire property and
   equipment                                       (7,869)     (8,657)

                                               __________  __________


Net cash used for investing activity               (7,869)     (8,657)
                                               __________  __________

                  REEBOK INTERNATIONAL LTD. AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                       Three Months Ended
                                                           March 31,
                                                      ___________________
                                                       1997       1996
                                                       ____       ____
                                                   (amounts in thousands)

Cash flows from financing activities:
  Net borrowings of notes payable to banks           35,600      12,379
  Proceeds from issuance of commercial paper                     50,000
  Repayments of long-term debt                      (50,841)
  Net proceeds from long-term debt                               11,092
  Proceeds from issuance of common stock to
    employees                                         6,612         117
  Dividends paid                                                 (5,693)
  Repurchases of common stock                                   (32,031)
                                                    ________   _________

Net cash provided by (used for) financing            (8,629)     35,864
  activities                                        ________   _________


Effect of exchange rate changes on cash
  and cash equivalents                               (2,366)        357
                                                    ________   _________


Net decrease in cash and cash equivalents           (57,748)    (15,549)
                                                    ________   _________


Cash and cash equivalents at beginning of period    232,365      80,393
                                                    ________   _________

Cash and cash equivalents at end of period         $174,617    $ 64,844
                                                    ========   =========

Supplemental disclosures of cash flow information:

                                                       1997       1996
                                                       ____       ____

Cash paid during the period for:
  Interest                                         $ 17,277    $  7,230
  Income taxes                                       11,680      16,210



The accompanying notes are an integral part of the consolidated condensed financial statements.

                REEBOK INTERNATIONAL LTD. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



NOTE 1 - BASIS OF PRESENTATION
______________________________

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.
Certain prior year amounts have been reclassified to conform to the 1997 presentation.

NOTE 2 - CONTINGENCIES
______________________________

  On August 29, 1995, the Company obtained a favorable ruling on its motion for summary judgment in the lawsuit entitled Stutz Motor Car of America, Inc. v. Reebok International Ltd., (filed on July 1, 1993 in the Central District of Los Angeles County Superior Court as Case Number BC074579 and removed to the United States District Court for the Central District of California where it was assigned Civil Action No. 93-4433LGB) and, as a result, the case was dismissed. The Plaintiff has appealed the decision. The Company believes that the Plaintiff s appeal is without merit and is confident that the District Court decision will be upheld.

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES
________________________________________

  In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary earnings per share for the first quarter ended March 31, 1997 and March 31, 1996 of $.03 and $.01 per share, respectively. The impact of Statement 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.

                  REEBOK INTERNATIONAL LTD. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                RESULTS OF OPERATIONS AND FINANCIAL CONDITION



  The following table shows the percentage which amounts in the Consolidated Condensed Statements of Income bear to net sales:

                                          Percentage of Net Sales
                                          _______________________

                                           Three Months Ended
                                              March 31,
                                          __________________
                                           1997        1996
                                           ____        ____


Net sales                                  100.0%    100.0%
Other income                                 0.1       0.1
                                           ______    ______

                                           100.1     100.1

Costs and expenses:
  Cost of sales                             61.7      61.1
  Selling, general and
   administrative expenses                  29.2      29.2
  Amortization of intangibles                0.1       0.1
  Interest expense                           1.7        .7
  Interest income                           (0.2)     (0.1)
                                           ______    ______

                                            92.5      91.0
                                           ______    ______

Income before income taxes and               7.6       9.1
 minority interest

Income taxes                                 2.7       3.2
                                           ______    ______

Income before minority interest              4.9       5.9

Minority interest                            0.5       0.5
                                           ______    ______
Net income                                   4.4%      5.4%
                                           ======    ======

                REEBOK INTERNATIONAL LTD. AND SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               RESULTS OF OPERATIONS AND FINANCIAL CONDITION


  The following discussion contains forward-looking statements which involve risks and uncertainties. All such forward-looking statements necessarily represent only current estimates or expectations as to future results and there can be no assurance that actual results will not materially differ from current estimates or expectations. Factors that might cause such a difference include, but are not limited to, those discussed below and those described in Attachment A to this Quarterly Report on Form 10-Q.

Operating Results
_________________


First Quarter 1997 Compared to First Quarter 1996
_________________________________________________

     Net sales for the quarter ended March 31, 1997 were $930.0 million, an increase of 3.0% from 1996 s first quarter net sales of $902.9 million, which included $26.7 million of sales from the Company s Avia subsidiary that was sold in June 1996. The Reebok Division s worldwide sales in the first quarter of 1997 were $811.6 million, an increase of 2.7% from $790.4 million in the first quarter of 1996. Growth in this Division s U.S. apparel sales was partially offset by a decrease in its International sales due to the impact of the stronger U.S. dollar. U.S. footwear sales of the Reebok Division during the first quarter of 1997 were $334.6 million, up slightly from last year s first quarter net sales of $333.7 million. This marks the first quarter this division reported sales increases in over a year. Increases in the running, classics and walking categories were offset by decreases in the basketball and tennis categories. The Reebok Division s U.S. apparel sales increased by 58.2% to $97.9 million from $61.9 million in 1996. The increase resulted primarily from increases in sales of T-shirts and core basics. International sales (including both footwear and apparel) were $379.1 million in the first quarter of 1997, a decrease of 4.0% from $394.8 million in the first quarter of 1996. The International sales comparison was negatively impacted by changes in foreign currency exchange rates. On a constant dollar basis for the quarter, the International sales gain was 1.8%. On a local currency basis, thereby eliminating the impact of changes in foreign currency exchange changes, the United Kingdom and Japan had increases in sales whereas France,

Holland and Italy experienced decreased sales. Internationally, increases in apparel sales, and in the footwear categories of classic and soccer, were offset by decreases in the running, children s and tennis footwear categories.

     Rockport s first quarter sales increased by 38.0% to $118.4 million from $85.8 million in the first quarter of 1996. Exclusive of the Ralph Lauren business, Rockport s sales increased 20% in the quarter due to growth in the walking and men s premium dress categories along with continued International sales growth. Rockport s women s business was essentially flat during the first quarter, with growth in walking offset by declines in women s lifestyle products. Rockport s International revenues which grew by over 40% accounted for approximately 16% of the sales in the first quarter of 1997.

     Gross margin declined to 38.3% during the first quarter of 1997 compared to 38.9% in 1996 s first quarter. The decrease reflects start up costs associated with new technology products as well as the adverse effect of the stronger U.S. dollar on our International gross margins. The impact of the start-up expenses for new product introductions, the comparatively lower margins contributed by the growing U.S. apparel business, and a strong U.S. dollar is expected to continue to put pressure on the Company s margins over the next several quarters.

     Selling, general and administrative expenses for the first quarter of 1997 were $271.1 million, or 29.2% of sales, as compared to $263.7 million, or 29.2% of sales in 1996 s first quarter. Increases in marketing, product development and retail activities were partially offset by a decrease in advertising expenses. The advertising decrease reflects a shift of advertising from the first quarter to the second quarter in support of the technology product launches, primarily the DMX series 2000 running shoe. Looking ahead to the remainder of 1997, the full year SG&A spending is expected to increase versus 1996, primarily due to increases in product development and retail operating expenses. However, as a percent of sales, the SG&A spending should remain approximately even with 1996 levels.

     Interest expense increased as a result of the additional
$640 million of debt the Company incurred to finance the shares acquired during the August 1996 Dutch Auction self-tender.

     The effective tax rate before minority interest was 36.2% in the first quarter of 1997 as compared to 35.6% in the first quarter of 1996. The increase was due to a geographic change in the mix of worldwide income.

     Year-to-year earnings per share comparisons benefited from the Company s share repurchase programs including the Dutch Auction self-tender which was completed in August 1996. Weighted average common shares outstanding for the quarter ended March 31, 1997 declined by 22.2% to 58.4 million shares, as compared to
75.1 million shares for the first quarter of 1996.

Liquidity and Sources of Capital
________________________________

     The Company s financial position remains strong, although working capital decreased by $47.5 million, primarily due to the pre-payment of $50 million of long-term debt on May 6, 1997. In February 1997, the Company also made a $50 million pre-payment on the long-term debt facility used to fund the Dutch Auction self-tender. The current ratio at March 31, 1997, was 2.4 to 1, as compared to 2.8 to 1 at December 31, 1996 and 2.8 to 1 at March 31, 1996.

     Accounts receivable increased from March 31, 1996 by $42.6 million, an increase of 6.2%, which is consistent with the sales increase in the month of March 1997. Inventory decreased by $61.6 million, or 10.6%, from March 31, 1996. U.S. Reebok brand footwear inventories declined 33.0% from March 31, 1996 and Rockport, which had a 38.0% sales growth in the first quarter, maintained the same inventory level as a year ago. The Company continues to gain greater efficiencies in the management of its inventories due to improvements in forecasting, production planning and logistics.

     During the twelve months ended March 31, 1997, cash and cash equivalents increased by $109.8 million, and outstanding borrowings increased by $527.5 million, while $649.3 million of the Company s common stock was repurchased. Cash used for operations during the first quarter of 1997 was $38.9 million, a decrease of $4.2 million as compared with the first quarter of 1996. Cash generated from operations, together with the Company s existing credit lines and other financial resources, is expected to adequately finance the Company s current and planned 1997 cash requirements.

PART II  -  OTHER INFORMATION


Item 1  -  Legal Proceedings

Reference is made to Item 3. Legal Proceedings in the Company s
Annual Report on Form 10-K, dated March 27, 1997, for a description of Stutz Motor Car of America, Inc. v. Reebok
International Ltd.

Items 2  -  3

Not applicable

Item 4  -  Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on May 1,
1997. At the Annual Meeting, the following proposals were approved:

  1. Two Class I members of the Board of Directors were elected by shareholders as follows (there are no abstentions or broker non-votes):

                              Number of Votes     Number of Votes
     Name of Director             Cast FOR          WITHHELD

     Mannie L. Jackson          49,189,663         912,731
     Geoffrey Nunes             49,175,754         926,640



  2. The amendment to the 1994 Equity Incentive Plan to increase the number of shares of common stock authorized for issuance thereunder by 2,500,000 was approved by a vote of 35,888,264 FOR, 14,109,181 AGAINST and 104,949
      ABSTAIN.

  3. A vote to consider a shareholder proposal to reorganize the Board of Directors into one class was approved by a vote of 24,284,425 FOR, 21,605,599 AGAINST, 222,509
      ABSTAIN and 3,989,861 BROKER NON-VOTES.

Item 5

Not applicable

Item 6

(a)  Exhibits:

     11.  Statement Re Computation of Per Share Earnings

     27.  Financial Data Schedule

(b) Reports on Form 8-K: There were no reports on Form 8-K filed during the quarter ended March 31, 1997.

                                 SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:   May 8, 1997




                                    REEBOK INTERNATIONAL LTD.

                              BY:   /s/ KENNETH WATCHMAKER
                                    _________________________
                                    Kenneth Watchmaker
                                    Executive Vice President and
                                    Chief Financial Officer

                                                               Attachment A

ISSUES AND UNCERTAINTIES

     The Company's quarterly report on Form 10-Q attached hereto includes, and other documents, information or statements released or made from time to time by the Company may include, forward-looking statements. These statements involve risks and uncertainties. The Company's actual results may differ materially from those discussed in such forward-looking statements. Prospective information is based on management's then current expectations or forecasts. Such information is subject to the risk that such expectations or forecasts, or the assumptions underlying such expectations or forecasts, become inaccurate. The following discussion identifies certain important issues and uncertainties that are among the factors that could affect the Company's actual results and could cause such results to differ materially from those contained in forward looking statements made by or on behalf of the Company.

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

Retail Operations

     The Company currently operates approximately 140 retail stores in the U.S. and a significant number of retail stores internationally which are operated either directly or through the Company's distributors. The Company has made a significant capital investment in opening these stores and incurs significant expenditures in operating these stores. To the extent the Company continues to expand its retail organization, the Company's performance could be adversely affected by lower than anticipated sales at its retail stores. The performance of the Company's retail organization is also subject to general retail market conditions.

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

Risk of Debt

     In connection with the Company's Dutch Auction share repurchase, the Company incurred $640 million in additional debt to finance the repurchase of shares (of which $50 million was prepaid in February 1997 and an additional $50 million was prepaid in May 1997) and entered into a $750 million revolving credit line which replaced its prior $300 million revolving credit facility. As a result of this new term debt, the Company currently faces significantly increased interest expense and debt amortization, as compared to the past. The credit arrangements contain certain covenants (including restrictions on asset acquisitions, capital expenditures and future indebtedness and the requirement to maintain a minimum interest coverage ratio) which are intended to limit the Company's future actions and which may also limit the Company's financial, operating and strategic flexibility. In addition, the Company's failure to make timely payments of interest and principal on its debt, or to comply with the material covenants applicable thereto, could result in significant negative consequences.

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

Risk of Currency Fluctuations

     The Company conducts operations in various international countries and a significant portion of its sales are transacted in local currencies. As a result, the Company's revenues are subject to foreign exchange rate fluctuations. The Company enters into forward currency exchange contracts and options to hedge its exposure for merchandise purchased in U.S. dollars that will be sold to customers in other currencies. The Company also uses foreign currency exchange contracts and options to hedge significant inter-company assets and liabilities denominated in other currencies. However, no assurance can be given that fluctuation in foreign currency exchange rates will not have an adverse impact on the Company's revenues, net profits or financial condition.

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



Quarterly Reports

     The financial results reflected in the Company's quarterly report on Form 10-Q are not necessarily indicative of the financial results which may be achieved in future quarters or for year-end, which results may vary.