Form 10-Q
period 1997-06-30
REEBOK INTERNATIONAL LTD
filed 1997-08-12
CIK 770949

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


  For the quarterly period ended June 30, 1997

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

  Yes  (X)       No  (  )

  The number of shares outstanding of registrant's common stock, par value $.01 per share, at August 8, 1997, was 56,260,223 shares.

REEBOK INTERNATIONAL LTD.


INDEX

PART I.    FINANCIAL INFORMATION:

Item 1     Financial Statements (Unaudited)

           Consolidated Condensed Balance Sheets - June 30, 1997
             and 1996, and December 31, 1996 . . . . . . . .  2-3

           Consolidated Condensed Statements of Income - Three
             and Six Months Ended June 30, 1997 and 1996 . .    4

           Consolidated Condensed Statements of Cash Flows -
             Six Months Ended June 30, 1997 and 1996 . . . .  5-6

           Notes to Consolidated Condensed Financial
             Statements  . . . . . . . . . . . . . . . . . .  7-8


Item 2

           Management's Discussion and Analysis of Results
             Of Operations and Financial Condition . . . . . 9-15


Part II.   OTHER INFORMATION:

Item  1    Legal Proceedings . . . . . . . . . . . . . . . .   16

Items 2-5  Not Applicable  . . . . . . . . . . . . . . . . .   16

Item  6    Exhibits and Reports on Form 8-K  . . . . . . . .   16

                REEBOK INTERNATIONAL LTD. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED BALANCE SHEETS

                                     June 30,          December 31,
                                  1997      1996           1996
                                   (Unaudited)            (Note)
                                  ______________        ____________
                                        (Amounts in thousands)

Current assets:
  Cash and cash equivalents   $  122,307  $  109,062   $  232,365
  Accounts receivable, net
    of allowance for doubtful
    accounts (June 1997,
    $48,271; June 1996,
    $49,408; December 1996,
    $43,527)                     656,832     654,549      590,504
  Inventory                      580,933     607,080      544,522
  Deferred income taxes           71,677      63,696       69,422
  Prepaid expenses and other
    current assets                39,068      36,316       26,275
                               _________   _________     ________

    Total current assets       1,470,817   1,470,703    1,463,088
                               _________   _________    _________
Property and equipment, net      182,796     191,933      185,292

Non-current assets:
  Intangibles, net of
    amortization                  67,538      69,965       69,700
  Deferred income taxes            9,558       5,862        7,850
  Other                           54,669      57,631       60,254
                               _________   _________    _________

                                 131,765     133,458      137,804
                               _________   _________    _________

Total assets                  $1,785,378  $1,796,094   $1,786,184
                               =========   =========    =========


Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. See notes to condensed consolidated financial statements.

                REEBOK INTERNATIONAL LTD. AND SUBSIDIARIES
             CONSOLIDATED CONDENSED BALANCE SHEETS (Continued)

                                       June 30,             December 31,
                                  1997          1996           1996
                                     (Unaudited)              (Note)
                                  __________________        ____________
                                (Amounts in thousands, except share data)

Current liabilities:
  Notes payable to banks        $ 61,196    $   65,123     $   32,977
  Commercial paper                65,000
  Current portion of
    long-term debt                66,307         1,004         52,684
  Accounts payable               190,653       183,481        196,368
  Accrued expenses               200,323       187,893        169,344
  Income taxes payable            60,309        71,204         65,588
  Dividends payable                              5,529
                              __________    __________     __________
    Total current liabilities    578,788       579,234        516,961
                              __________    __________     __________
Long-term debt, net of
  current portion                731,955       266,181        854,099

Minority interest                 36,273        27,290         33,890

Commitments and contingencies

Outstanding redemption value
  of equity put options                         32,863
Stockholders' equity:
  Common stock, par value
   $.01; authorized 250,000,000
   shares; issued June 30, 1997,
   92,935,318; issued
   June 30, 1996, 108,163,925;
   issued December 31,1996,
   92,556,295                        929         1,082            926
  Additional paid-in capital
  Retained earnings            1,062,970     1,503,118        992,563
  Less 36,716,227 shares
   in treasury at cost          (617,620)     (617,620)      (617,620)
  Unearned compensation             (208)         (507)          (283)
  Foreign currency translation
    adjustment                    (7,709)        4,453          5,648
                              __________    __________     __________
                                 438,362       890,526        381,234
                              __________    __________     __________
Total liabilities and
  stockholders equity         $1,785,378    $1,796,094     $1,786,184
                              ==========    ==========     ==========


The accompanying notes are an integral part of the consolidated condensed financial statements.

                REEBOK INTERNATIONAL LTD. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                   (In thousands except per share data)
                                (Unaudited)

                                  Three Months Ended     Six Months Ended
                                       June 30,              June 30,
                                 ____________________    _________________
                                  1997       1996         1997        1996
                                  ____       ____         ____        ____

Net sales                    $ 841,059    $ 817,572   $1,771,100  $1,720,495
Other income (expense)            (783)         766          313       1,528
                             _________    _________   __________  __________

                               840,276      818,338    1,771,413   1,722,023

Costs and expenses:
  Cost of sales                517,548      505,304    1,091,360   1,057,095
  Selling, general and
    administrative expenses    274,715      274,551      546,397     538,095
  Amortization of intangibles      860          629        1,620       1,255
  Interest expense              16,305        6,808       32,218      13,336
  Interest income               (2,503)      (3,090)      (4,492)     (4,240)
                             _________    _________   __________  __________
                               806,925      784,202    1,667,103   1,605,541
                             _________    _________   __________  __________
Income before income taxes      33,351       34,136      104,310     116,482
  and minority interest

Income taxes                    12,000       12,003       37,700      41,300
                             _________    _________   __________  __________
Income before minority
  interest                      21,351       22,133       66,610      75,182

Minority interest                1,029        2,320        6,104       6,954
                             _________    _________   __________  __________

Net income                   $  20,322    $  19,813   $   60,506  $   68,228
                             =========    =========   ==========  ==========

Net income per common share  $    0.35    $    0.27   $     1.03  $     0.92
                             =========    =========   ==========  ==========

Dividends per common share   $   0.000    $   0.075   $    0.000  $     0.15
                             =========    =========   ==========  ==========
Weighted average common and
  common equivalent shares
  outstanding                   58,150       73,922       58,314      74,540
                             =========    =========   ==========  ==========


The accompanying notes are an integral part of the consolidated condensed financial statements.

                REEBOK INTERNATIONAL LTD. AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (Unaudited)


                                                    Six Months Ended
                                                        June 30,
                                                    ________________
                                                    1997        1996
                                                    ____        ____
                                               (Amounts in thousands)

Cash flows from operating activities:
  Net income                                   $   60,506  $   68,228
  Adjustments to reconcile net income
    to net cash provided by
    operating activities:
     Depreciation and amortization                 22,704      18,302
     Minority interest                              6,104       6,954

     Deferred income taxes                         (3,963)      1,153

     Changes in operating assets and
      liabilities:
       Accounts receivable                        (81,056)   (157,601)

       Inventory                                  (47,838)     18,532
       Prepaid expenses                           (13,009)      8,786
       Other                                       13,185       1,803
       Accounts payable                               (98)     22,686
       Accrued expenses                            30,959      40,404
       Income taxes payable                        (5,409)     23,082
                                               __________  __________
         Total adjustments                        (78,421)    (15,899)
                                               __________  __________

Net cash (used for) provided by
  operating activities                            (17,915)     52,329
                                               __________  __________
Cash flows from investing activity:
  Payments to acquire property and
   equipment                                      (17,574)    (19,407)
                                               __________  __________

Net cash (used for)
  investing activity                              (17,574)    (19,407)
                                               __________  __________










                REEBOK INTERNATIONAL LTD. AND SUBSIDIARIES
        CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Cont'd)
                                (Unaudited)


                                                      Six Months Ended
                                                           June 30,
                                                      ___________________
                                                       1997       1996
                                                       ____       ____
                                                   (amounts in thousands)

Cash flows from financing activities:
  Net borrowings of notes payable to banks         $  28,746  $  13,667
  Proceeds from issuance of commercial paper                     65,000

  Payments of long-term debt                        (108,320)

  Proceeds from issuance of common stock to
    employees                                          9,902      2,688

  Dividends paid, including dividend
    payments to minority shareholders                 (1,600)   (11,222)
  Proceeds from premium on equity put options                       717
  Repurchases of common stock                                   (64,391)
                                                    ________   ________

Net cash (used for) provided by
  financing activities                               (71,272)     6,459
                                                    ________   ________

Effect of exchange rate changes on cash
  and cash equivalents                                (3,297)   (10,712)
                                                    ________   ________

Net increase(decrease) in cash and cash             (110,058)    28,669
  equivalents                                       ________   ________

Cash and cash equivalents at beginning of period     232,365     80,393
                                                    ________  _________

Cash and cash equivalents at end of period         $ 122,307  $ 109,062
                                                    ========  =========

Supplemental disclosures of cash flow information:

                                                       1997       1996
                                                       ____       ____

Cash paid during the period for:
  Interest                                         $  34,708   $ 13,279
  Income taxes                                        30,813     24,955


The accompanying notes are an integral part of the consolidated condensed financial statements.

                REEBOK INTERNATIONAL LTD. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
           (Dollar amounts in thousands, except per share data)


NOTE 1 - BASIS OF PRESENTATION
______________________________

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

NOTE 2 - CONTINGENCIES
______________________________

     On August 29, 1995, the Company obtained a favorable ruling on its motion for summary judgment in the lawsuit entitled Stutz Motor Car of America, Inc. v. Reebok International Ltd., (filed on July 1, 1993 in the Central District of Los Angeles County Superior Court as Case Number BC074579 and removed to the United States District Court for the Central District of California where it was assigned Civil Action No. 93-4433LGB) and, as a result, the case was dismissed. The Plaintiff appealed and a decision was issued by the Federal Circuit on May 16, 1997 affirming the District Court's decision in full. The Plaintiff has petitioned for Certiorari before the Supreme Court, which the Company believes is without merit and will be denied.

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES
___________________________________________

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary earnings per share for the second quarter ended June 30, 1997 of $.01 per share with no effect on the June 30, 1996 earnings per share. For the six months ended June 30, 1997 and 1996 the impact is expected to increase primary earnings per share by $.05 and $.01 per share, respectively. The impact of Statement No. 128 on the calculation of fully diluted earnings per share for these periods is not expected to be material.

NOTE 4 - DEBT AGREEMENT
_______________________

     On July 1, 1997, the Company amended and restated its $1,700,000 Credit Agreement which was entered into on August 23, 1996 in conjunction with the Dutch Auction self-tender Stock Repurchase. The amendment reduced the revolving credit portion of the facility from $750,000 to $400,000 and left the remaining portion of the six-year term loan of $533,777 on substantially the same payment schedule after adjusting for the $100,000 in optional prepayments made in 1997. As part of the amendment, the commitment fees the Company is required to pay on the unused portion of the revolving credit facility as well as the borrowing margins over the London Interbank Offer Rate paid on the term loan and used portion of the revolving credit facility were reduced. The amendment further removed or relaxed various covenants including the restrictions on asset acquisitions and sales, capital expenditures, future indebtedness and investments. All other material terms and conditions of the Credit Agreement remain unchanged.

                 REEBOK INTERNATIONAL LTD. AND SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               RESULTS OF OPERATIONS AND FINANCIAL CONDITION


  The following table shows the percentage which amounts in the Consolidated Condensed Statements of Income bear to net sales:


                                             Percentage of Net Sales
                                             _______________________

                                   Three Months Ended        Six Months Ended
                                        June 30,                 June 30,
                                   __________________       __________________
                                    1997         1996         1997        1996
                                    ____         ____         ____        ____

Net sales                          100.0%       100.0%       100.0%      100.0%
Other income (expense)              (0.1)         0.1          0.0         0.1
                                  ______       ______        _____       _____

                                    99.9        100.1        100.0       100.1

Costs and expenses:
  Cost of sales                     61.5         61.8         61.6        61.4
  Selling, general and
   administrative expenses          32.7         33.6         30.9        31.3
  Amortization of intangibles        0.1          0.1          0.1         0.1
  Interest expense                   1.9          0.8          1.8         0.8
  Interest income                   (0.3)        (0.4)        (0.3)       (0.2)
                                  ______       ______        _____       _____

                                    95.9         95.9         94.1        93.3
                                  ______       ______        _____       _____

Income before income taxes
   and minority interest             4.0          4.2          5.9         6.8

Income taxes                         1.4          1.5          2.1         2.4
                                  ______       ______        _____       _____

Income before minority interest      2.6          2.7          3.8         4.4

Minority interest                    0.1          0.3          0.3         0.4
                                  ______       ______        _____       _____

Net income                           2.5%         2.4%         3.5%        4.0%
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

Operating Results
_________________

Second Quarter 1997 Compared to Second Quarter 1996
___________________________________________________

     Net sales for the quarter ended June 30, 1997 were $841.0 million, an increase of 2.9% from 1996's second quarter net sales of $817.6 million, which included $22.6 million of sales from the Company's Avia subsidiary that was sold in June 1996. The Reebok Division's worldwide sales in the second quarter of 1997 were $722.5 million, an increase of 4.8% from $689.3 million in the second quarter of 1996. U.S. footwear sales of the Reebok Division during the second quarter of 1997 decreased 4.0% to $308.5 million from $321.2 million in the second quarter of 1996. This decrease in the Reebok Division's U.S. footwear sales is attributed primarily to decreases in the basketball, outdoor, and children's categories partially offset by increases in Reebok's running, men's cross-training and soccer categories, as well as increases in Reebok's retail store sales. In addition, a portion of the sales decrease is directly attributable to a significantly improved inventory position which resulted in a reduction in off-price sales during the second quarter of 1997. The quality of Reebok footwear sales improved from last year despite the decrease in sales in the quarter. During the second quarter of 1997, sales to athletic specialty accounts increased by 34.0% and off-price sales accounted for approximately 3.0% of U.S. footwear sales, a significant reduction from prior year. The Reebok Division's U.S. apparel sales increased by 31.3% to $88.0 million from $67.0 million in 1996. The increase resulted primarily from increases in sales of branded core basics and graphics categories. The Reebok Division's International sales (including both footwear and apparel) were $326.0 million in the second quarter of 1997, an increase of 8.3% from $301.1 million in the second quarter of 1996. Internationally, both footwear and apparel reported sales increases. International sales comparisons were negatively impacted by changes in foreign currency exchange rates. In constant dollars, the International footwear sales increased 8.2% and the International apparel sales increased 28.1% yielding an overall sales gain of 11.9%. Increases in the running and classic footwear categories were partially offset by decreases in the basketball and cross-training footwear categories. All International regions had sales increases on a constant dollar basis as follows: Asia Pacific 26%, new market territories 23%, Latin America 12% and Europe 8%.

     Rockport's second quarter sales increased by 12.2% to $118.6 million from $105.7 million in the second quarter of 1996. Exclusive of the Ralph Lauren business, Rockport's sales increased 4.6% in the quarter due to continued International sales growth and increases in the retail division. Increased sales in the walking category were partially offset by decreased sales in the women's lifestyle category. Rockport's International revenues, which grew by over 50%, accounted for approximately 18% of the sales in the second quarter. Rockport continues to execute its product segmentation strategy in the U.S., thereby reducing the number of rooftops where premier product is available.

     The Company's gross margins in the second quarter of 1997 were 38.5% as compared with 38.2% in the second quarter of 1996. Excluding the impact of Avia, gross margins declined in the second quarter from 38.7% in 1996 to 38.5% in 1997. Looking forward, the Company expects substantial margin pressure over at least the next twelve months, primarily as a result of its new footwear technologies. In order to satisfy consumer demand, the Company is ramping up capacity at the same time it is gaining the technical knowledge necessary to produce these products more efficiently. In addition, the impact of air freight costs of both parts and finished products continues to negatively impact margins.

     Selling, general and administrative expenses for the second quarter of 1997 were $274.7 million or 32.7% of sales, as compared to $274.6 million, or 33.6% of sales in 1996's second quarter. While the spending remained constant, there were significant changes in the makeup of these costs. During the quarter the Company increased product research, design and development expenses by 34% over the prior year's quarter. The Company expects to continue to invest heavily in product development for the foreseeable future. Retail operating expenses increased by 20% in the quarter in support of new store openings and advertising expense remained flat quarter to quarter. General and administrative support expenses declined in the quarter by about 10%.

     Interest expense increased as a result of the additional debt the Company incurred to finance the shares acquired during the 1996 Dutch Auction self-tender.

     The effective tax rate before minority interest was 36.0% in the second quarter of 1997 as compared to 35.2% in the second quarter of 1996. The change was due to a geographic change in the mix of worldwide income.

     Year-to-year earnings per share comparisons benefited from the Company's share repurchase programs including the Dutch Auction self-tender which was completed in August 1996. Weighted average common shares outstanding for the quarter ended June 30, 1997 declined by 20.7% to 58.6 million shares, as compared to
73.9 million shares for the second quarter of 1996.

First Six Months 1997 Compared to First Six Months 1996
_______________________________________________________

     Net sales for the six months ended June 30, 1997 increased by $50.6 million, or 2.9% from the first six months of 1996, which included $49.4 million of sales from the Company's Avia subsidiary that was sold in June 1996. The Reebok Division's worldwide sales were $1.534 billion for the first six months of 1997, an increase of 3.7% from sales of $1.479 billion for the same period in 1996. The Reebok Division's U.S. footwear sales decreased 1.8% to $643.1 million from $654.8 million in the same period of 1996. This decrease in the Reebok Division's U.S. footwear sales is attributed primarily to decreases in the basketball, outdoor, and children's categories. The decrease in sales was partially offset by increases in Reebok's running, soccer and men's cross-training categories, as well as increases in Reebok's retail store sales. The Reebok Division's U.S. apparel sales increased by 44.2% to $185.9 million from $128.9 million in 1996. The increase resulted primarily from increases in branded core basics and graphics categories. The Reebok Division's International sales (including footwear and apparel) were $705.1 million for the first six months of 1997, an increase of 1.3% from $695.8 million for the same period in 1996. Increases in the running and classic footwear categories were offset by decreases in the basketball and cross-training footwear categories. International sales comparisons were negatively impacted by changes in foreign currency exchange rates. On a constant dollar basis for the six month period, the International sales increase was 6.3%. All International regions generated sales increases over the prior year on a constant dollar basis.

     Rockport's sales for the six-month period increased by 23.7% to $237.0 million from $191.6 million for the same period in 1996. Exclusive of the Ralph Lauren business, Rockport's sales increased 11.4% in 1997 due to continued International sales growth and increases in the Retail Division. Increased sales in the walking category were partially offset by decreased sales in the women's lifestyle category. Rockport's International revenues, which grew by over 50%, accounted for approximately 18% of sales during the first six months of 1997.

     The Company's gross margins in the first six months of 1997 were 38.4% as compared with 38.6% for the same period in 1996. Excluding the impact of Avia, gross margins declined in the first six months of 1997 from 39.1% in 1996 to 38.4% in 1997. Looking forward, the Company expects substantial margin pressure over at least the next twelve months, primarily as a result of its new footwear technologies. In order to satisfy consumer demand, the Company is ramping up capacity at the same time it is gaining the technical knowledge necessary to produce these products more efficiently. In addition, the impact of air freight costs of both parts and finished products continues to negatively impact margins.

     Selling, general and administrative expenses for the first six months of 1997 were $546.4 million, or 30.9% of sales as compared to $538.1 million, or 31.3% of sales in the first six months of 1996. While these expenses increased by only $8.3 million or 1.5%, there were significant changes in the make-up of these costs. During the first six months of 1997 the Company increased the product research, design and development expenses by 30% over the first six months of 1996. The Company expects to continue to invest heavily in product development for the foreseeable future. Retail operating expenses increased in 1997 in support of new store openings and advertising expense decreased during the first six months of 1997 as compared to the same period last year. General and administrative support expenses declined during the six months ended June 30, 1997 by about 7% as compared to the six months ended June 30, 1997. Looking ahead to the remainder of 1997, the full year SG&A spending is expected to increase versus 1996, primarily due to increases in product development and retail operating expenses. However, as a percent of sales, the SG&A spending should decline when compared with 1996 levels.

     Interest expense increased as a result of the additional debt the Company incurred to finance the shares acquired during the 1996 Dutch Auction self-tender.

     The effective tax rate before minority interest was 36.1% for the first six months of 1997 as compared to 35.5% in the first six months of 1996. The change was due to a geographic change in the mix of worldwide income.

     Year-to-year earnings per share comparisons benefited from the Company's share repurchase programs, including the Dutch Auction self-tender which was completed in August 1996. Weighted average common shares outstanding for the six months ended June 30, 1997 declined to 58.5 million shares, compared to 74.5 million shares for the first six months of 1996.

Reebok Brand Backlog of Open Orders
___________________________________

     The Reebok Brand backlog of open customer orders for the period July 1 through December 31, 1997 increased 20.2% as compared to the same period last year. North American backlog, which includes the U.S. and Canada, increased 30.6% and the International backlog increased 5.0%. On a constant dollar basis, the International backlog increased 8.6%. U.S. footwear backlog of open customer orders for the period July 1 through December 31, 1997 increased 22.6% and U.S. apparel backlog increased 50.3% as compared to the same period last year. U.S. footwear orders from athletic specialty accounts increased 77.9% with orders from the volume channel down 16.8% when compared to the period July 1 through December 31, 1996. The Company is in the process of repositioning the Brand more towards the upper end of the market, which should ultimately benefit all channels of distribution. These percentage increases in open backlog, particularly in the U.S., are not necessarily indicative of future sales trends. The reasons for this are that many orders are cancelable, sales by company-owned retail stores can vary from year to year, most of the technology products are currently not available for fill-in business and the ratio of orders booked early to at-once shipments can vary from period to period.

Liquidity and Sources of Capital
________________________________

     The Company's financial position remains strong. Working capital was $892.0 million at June 30, 1997 and $891.5 million at June 30, 1996. The current ratio at June 30, 1997 and 1996 was
2.5 to 1, as compared to 2.8 to 1 at December 31, 1996.

     Although sales increased 2.9% in the 1997 second quarter, the accounts receivable balance remained constant from June 30, 1996 when the amount was $654.5 million as compared to $656.8 million at June 30, 1997. The days sales outstanding in accounts receivable improved to 69 days from 71 days at June 30, 1996. Inventory decreased by $26.2 million or 4.3% from June 30, 1996. U.S. Reebok brand footwear inventories declined 15.8%, U.S. apparel inventories declined 6.5% and International inventories decreased 5.0% from June 30, 1996. Rockport is the only major division where inventories increased; up 22.3% from last year. The Company continues to gain greater efficiencies in the management of its inventories due to improvements in forecasting, production planning and logistics.

     During the twelve months ended June 30, 1997, cash and cash equivalents increased $13.2 million and outstanding borrowings increased by $462.2 million, while $616.9 million of the Company's stock was repurchased. The Company elected to make pre-payments of $50.0 million in February 1997 and $50.0 million in May 1997 on the long-term debt facility used to fund the Dutch Auction share repurchase in August 1996. Cash used by operations during the first six months of 1997 was $17.9 million, as compared to cash provided by operations of $52.3 million during the first six months of 1996. The change in operating cash flow year-to-year is attributable to improved inventory management practices which had a significant impact in reducing 1996 inventory levels from the prior year thereby generating significant cash in the prior year. Cash generated from operations, together with the Company's existing credit lines and other financial resources, is expected to adequately finance the Company's current and planned 1997 cash requirements.

PART II - OTHER INFORMATION
___________________________

Item 1  -  Legal Proceedings

     On August 29, 1995, the Company obtained a favorable ruling on its motion for summary judgment in the lawsuit entitled Stutz Motor Car of America, Inc. v. Reebok International Ltd., (filed on July 1, 1993 in the Central District of Los Angeles County Superior Court as Case Number BC074579 and removed to the United States District Court for the Central District of California where it was assigned Civil Action No. 93-4433LGB) and, as a result, the case was dismissed. The Plaintiff appealed and a decision was issued by the Federal Circuit on May 16, 1997 affirming the District Court's decision in full. The Plaintiff has petitioned for Certiorari before the Supreme Court, which the Company believes is without merit and will be denied.

Items 2  -  5

Not applicable

Item 6

(a)  Exhibits:

     10.1 Amended and Restated Credit and Guarantee Agreement, dated as of July 1, 1997, among Reebok International Ltd., Reebok International Limited, the Lenders and Co-Agents named therein, Citibank N.A. as Documentation Agent and Credit Suisse, as Administrative Agent

     10.2 Amendment to the Reebok International Ltd. 1994 Equity
          Incentive Plan approved by shareholders on May 1, 1997

     10.3 Change of Control Agreement with Paul Duncan

     10.4 Change of Control Agreement with James R. Jones, III

     10.5 Change of Control Agreement with Angel Martinez

     10.6 Change of Control Agreement with Robert Meers

     10.7 Change of Control Agreement with Barry Nagler

     10.8 Change of Control Agreement with Kenneth I. Watchmaker

     11.  Statement Re Computation of Per Share Earnings

     27.  Financial Data Schedule

(b) Reports on Form 8-K: There were no reports on Form 8-K filed during the quarter ended June 30, 1997.

                                 SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:   August 12, 1997




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

Retail Operations
_________________

     The Company currently operates approximately 130 retail stores in the U.S. and a significant number of retail stores internationally which are operated either directly or through the Company's distributors. The Company has made a significant capital investment in opening these stores and incurs significant expenditures in operating these stores. To the extent the Company continues to expand its retail organization, the Company's performance could be adversely affected by lower than anticipated sales at its retail stores. The performance of the Company's retail organization is also subject to general retail market conditions.

Timeliness of Product
_____________________

     Timely product deliveries are essential in the footwear and apparel business since the Company's orders are cancelable by customers if agreed delivery windows are not met. If as a result of design, production or distribution problems, the Company is late in delivering product, it could have an adverse impact on its sales and/or profitability.

International Sales and Production
__________________________________

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

Risk of Debt
____________

     In connection with the Company's Dutch Auction share repurchase, the Company incurred $640 million in additional debt to finance the repurchase of shares (of which $50 million was prepaid in February 1997 and an additional $50 million was prepaid in May 1997) and entered into a $750 million revolving credit line (which replaced its prior $300 million revolving credit facility) which, in July 1997, was reduced to a $400 million facility. As a result of this debt, the Company currently faces significantly increased interest expense and debt amortization, as compared to the past. The credit arrangements contain certain covenants (including restrictions on liens and sales of assets and the requirements to maintain a minimum interest coverage ratio and a minimum debt to cash flow ratio) which are intended to limit the Company's future actions and which may also limit the Company's financial, operating and strategic flexibility. In addition, the Company's failure to make timely payments of interest and principal on its debt, or to comply with the material covenants applicable thereto, could result in significant negative consequences.

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

Risk of Currency Fluctuations
_____________________________

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

Ability to Improve Performance of REEBOK Footwear Business
__________________________________________________________

     The Company has recently taken steps which it believes may improve the performance of its REEBOK footwear business. There are, however, many uncertainties associated with accomplishment of such an improvement. These include the decline in recent years in the Company's share of the U.S. athletic footwear market, slower overall growth in the U.S. athletic footwear market, the emergence and growth of strong competitors, the substantial and increasing investment by such competitors in marketing and advertising, and the possibility of changing consumer preferences. Moreover, while the Company has received positive indications from certain retailers as to its new products, and while the Company's U.S. athletic footwear backlog figures for the second half of 1997 have increased, sustained growth in the U.S. market will be dependent on a number of factors, including retailer sell-through rates, consumer acceptance of the new products and other factors described in this Attachment A.

Quarterly Reports
_________________

     The financial results reflected in the Company's quarterly report on Form 10-Q are not necessarily indicative of the financial results which may be achieved in future quarters or for year-end, which results may vary.