Form 10-Q/A
period 1997-06-30
REEBOK INTERNATIONAL LTD
filed 1997-08-26
CIK 770949

FORM 10-Q/A

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

Registrant hereby amends the following portion of the Consolidated Condensed Balance Sheets filed as a part of registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, for the purpose of correcting the entry for "Commercial paper" of $65,000 which appeared in the EDGAR filing under the column for June 30, 1997 and should have appeared in the column for June 30, 1996.

              REEBOK INTERNATIONAL LTD. AND SUBSIDIARIES
           CONSOLIDATED CONDENSED BALANCE SHEETS (Continued)

                                 June 30,         December 31,
                            1997         1996        1996
                               (Unaudited)          (Note)
                            __________________    ____________
                                  (Amounts in thousands,
                                    except share data)
Current liabilities:
  Notes payable to
    banks                  $ 61,196   $ 65,123     $   32,977
  Commercial paper                      65,000
  Current portion of
    long-term debt           66,307      1,004         52,684
  Accounts payable          190,653    183,481        196,368
  Accrued expenses          200,323    187,893        169,344
  Income taxes payable       60,309     71,204         65,588
  Dividends payable                      5,529
                         __________   ________     __________
    Total current
      liabilities           578,788    579,234        516,961
                         __________   ________     __________
Long-term debt, net
  of current portion        731,955    266,181        854,099

Minority interest            36,273     27,290         33,890

Commitments and contingencies

Outstanding redemption
  value of equity put
  options                               32,863
Stockholders' equity:
  Common stock, par value
   $.01; authorized
   250,000,000 shares;
   issued June 30, 1997,
   92,935,318; issued
   June 30, 1996,
   108,163,925; issued
   December 31,1996,
   92,556,295                   929      1,082            926

  Additional paid-in
   capital
  Retained earnings       1,062,970  1,503,118        992,563
  Less 36,716,227 shares
   in treasury at cost     (617,620)  (617,620)      (617,620)
  Unearned compensation        (208)      (507)          (283)
  Foreign currency trans-
   lation adjustment         (7,709)     4,453          5,648
                         __________ __________     __________
                            438,362    890,526        381,234
                         __________ __________     __________
Total liabilities and
  stockholders equity    $1,785,378 $1,796,094     $1,786,184
                         ========== ==========     ==========

The accompanying notes are an integral part of the consolidated condensed financial statements.

                        SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q/A to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  August 25, 1997



                                    REEBOK INTERNATIONAL LTD.

                                BY:
                                    /S/ KENNETH WATCHMAKER
                                    Kenneth Watchmaker
                                    Executive Vice President and
                                    Chief Financial Officer