Form 10-Q
period 1997-09-30
REEBOK INTERNATIONAL LTD
filed 1997-11-12
CIK 770949

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


  For the quarterly period ended September 30, 1997

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

  Yes  (X)       No  (  )

  The number of shares outstanding of registrant's common stock, par value $.01 per share, at November 7, 1997, was 56,305,774 shares.

REEBOK INTERNATIONAL LTD.


INDEX

PART I.    FINANCIAL INFORMATION:

Item 1     Financial Statements (Unaudited)

           Consolidated Condensed Balance Sheets - September 30,
             1997 and 1996, and December 31, 1996   . . . . . 2-3

           Consolidated Condensed Statements of Income - Three
             and Nine Months Ended September 30, 1997 and
             1996 . . . . . . . . . . . . . . . . . . . . . .   4

           Consolidated Condensed Statements of Cash Flows -
             Nine Months Ended September 30, 1997 and 1996  . 5-6

           Notes to Consolidated Condensed Financial
            Statements  . . . . . . . . . . . . . . . . . . . 7-9


Item 2

           Management's Discussion and Analysis of Results
             Of Operations and Financial Condition  . . . . 10-17


Part II.   OTHER INFORMATION:

Item 1     Legal Proceedings  . . . . . . . . . . . . . . . .  18

Items 2-4  Not Applicable . . . . . . . . . . . . . . . . . .  18

Item 5     Other Information  . . . . . . . . . . . . . . . .  18

Item 6     Exhibits and Reports on Form 8-K . . . . . . . . .  18

                REEBOK INTERNATIONAL LTD. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED BALANCE SHEETS

                                   September 30,       December 31,
                                 1997        1996         1996
                              (Unaudited) (Unaudited)    (Note)
                              __________  __________   ___________
                                    (Amounts in thousands)

Current assets:
  Cash and cash equivalents   $  139,906   $ 143,899   $  232,365
  Accounts receivable, net
    of allowance for doubtful
    accounts (1997, $47,597;
    September 1996, $46,683;
    December 1996, $43,527)      744,660     725,115      590,504
  Inventory                      562,829     540,807      544,522
  Deferred income taxes           79,078      62,729       69,422
  Prepaid expenses and other
    current assets                48,378      24,280       26,275
  Refundable income taxes         36,078
                              __________  __________   __________

    Total current assets       1,610,929   1,496,830    1,463,088
                              __________  __________   __________

Property and equipment, net      169,022     188,035      185,292

Non-current assets:
  Intangibles, net of
    amortization                  67,187      69,219       69,700
  Deferred income taxes            9,022       6,242        7,850
  Other                           52,339      71,026       60,254
                              __________  __________   __________

                                 128,548     146,487      137,804
                              __________  __________   __________

                              $1,908,499  $1,831,352   $1,786,184
                              ==========  ==========   ==========


Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. See notes to condensed consolidated financial statements.

                REEBOK INTERNATIONAL LTD. AND SUBSIDIARIES
             CONSOLIDATED CONDENSED BALANCE SHEETS (Continued)

                                    September 30,      December 31,
                                 1997        1996         1996
                              (Unaudited) (Unaudited)    (Note)
                              __________  __________   __________
                         (Amounts in thousands, except share data)

Current liabilities:
  Notes payable to banks      $   85,886  $   56,201   $   32,977
  Current portion of
    long-term debt               104,704      34,752       52,684
  Accounts payable               193,196     186,496      196,368
  Accrued expenses               241,367     205,811      169,344
  Income taxes payable            52,632      86,730       65,588
  Dividends payable                            4,171
                              __________  __________   __________
    Total current liabilities    677,785     574,161      516,961
                              __________  __________   __________
Long-term debt, net of
  current portion                683,012     872,586      854,099

Minority interest                 38,820      32,976       33,890

Commitments and contingencies

Outstanding redemption value
  of equity put options                       16,736

Stockholders' equity:
  Common stock, par value
   $.01; authorized
   250,000,000 shares;
   issued September 30,
   1997, 93,001,163;
   issued September 30,
   1996, 92,333,859;
   issued December 31,
   1996, 92,556,295                  930         917          926
  Retained earnings            1,139,008     947,593      992,563
  Less 36,716,227 shares
   in treasury at cost          (617,620)   (617,620)    (617,620)
  Unearned compensation             (172)       (326)        (283)
  Foreign currency translation
    adjustment                   (13,264)      4,329        5,648
                              __________  __________   __________
                                 508,882     334,893      381,234
                              __________  __________   __________
                              $1,908,499  $1,831,352   $1,786,184
                              ==========  ==========   ==========


The accompanying notes are an integral part of the consolidated condensed financial statements.

                  REEBOK INTERNATIONAL LTD. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                     (In thousands except per share data)
                                 (Unaudited)

                                  Three Months Ended     Nine Months Ended
                                     September 30,          September 30,
                                 ____________________    _________________
                                  1997       1996         1997        1996
                                  ____       ____         ____        ____

Net sales                   $1,009,053   $  970,080   $2,780,153  $2,690,575
Other income (expense)          (3,141)         147       (2,828)      1,675
                            __________   __________   __________  __________

                             1,005,912      970,227    2,777,325   2,692,250

Costs and expenses:
  Cost of sales                638,842      589,550    1,730,202   1,646,645
  Selling, general and
    administrative expenses    259,129      285,628      805,526     823,723
  Special charges (Note 5)      33,161                    33,161
  Amortization of intangibles      856          624        2,476       1,879
  Interest expense              16,111       10,228       48,329      23,563
  Interest income               (2,311)      (2,874)      (6,803)     (7,113)
                            __________   __________   __________  __________
                               945,788      883,156    2,612,891   2,488,697
                            __________   __________   __________  __________
Income before income taxes
  and minority interest         60,124       87,071      164,434     203,553

Provision (credit) for
  income taxes (Note 6)        (18,150)      30,615       19,550      71,915
                            __________   __________   __________  __________

Income before minority
  interest                      78,274       56,456      144,884     131,638

Minority interest                4,306        5,844       10,410      12,798
                            __________   __________   __________  __________

Net income                  $   73,968   $   50,612   $  134,474  $  118,840
                            ==========   ==========   ==========  ==========


Net income per common share $     1.26   $     0.75   $     2.29  $     1.64
                            ==========   ==========   ==========  ==========

Dividends per common share  $    0.000   $    0.075   $    0.000  $    0.225
                            ==========   ==========   ==========  ==========
Weighted average common and
  common equivalent shares
  outstanding                   58,785       67,839       58,633      72,422
                            ==========   ==========   ==========  ==========

The accompanying notes are an integral part of the consolidated condensed financial statements.

                REEBOK INTERNATIONAL LTD. AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                    Nine Months Ended
                                                       September 30,
                                                    ________________
                                                    1997        1996
                                                    ____        ____
                                                 (Amounts in thousands)

Cash flows from operating activities:
  Net income                                   $  134,474  $  118,840
  Adjustments to reconcile net income
    to net cash provided by (used for)
    operating activities:
     Depreciation and amortization                 33,735      31,249
     Minority interest, net of dividends paid      10,410      12,798
     Deferred income taxes                        (10,828)      1,729
     Special charges                               16,500
     Changes in operating assets and
      liabilities:
       Accounts receivable                       (175,071)   (231,001)
       Inventory                                  (36,129)     84,927
       Prepaid expenses                           (22,489)     20,881
       Refundable income taxes                    (36,078)
       Other                                       16,042     (20,482)
       Accounts payable                             6,288      23,523
       Accrued expenses                            64,337      60,199
       Income taxes payable                       (12,887)     39,470
                                               __________  __________
         Total adjustments                       (146,170)     23,293
                                               __________  __________

Net cash provided by (used for)
  operating activities                            (11,696)    142,133
                                               __________  __________
Cash flows from investing activities:
  Payments to acquire property and
   equipment                                      (23,215)    (26,866)
                                               __________  __________

Net cash (used for) investing activities          (23,215)    (26,866)
                                               __________  __________


                REEBOK INTERNATIONAL LTD. AND SUBSIDIARIES
        CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Continued)
                                (Unaudited)

                                                       Nine Months Ended
                                                         September 30,
                                                      ___________________
                                                       1997       1996
                                                       ____       ____
                                                   (amounts in thousands)

Cash flows from financing activities:
  Net borrowings (payments)of notes payable
    to banks                                      $  67,659   $ (11,349)
  Proceeds from issuance of long-term debt                      657,955
  Payments of long-term debt                       (131,098)     (1,135)
  Proceeds from issuance of common stock to
    employees                                        11,971       4,829
  Dividends paid, including dividend
    payments to minority shareholders                (1,600)    (16,751)
  Repurchases of common stock                                  (685,866)
  Proceeds from premium on equity put options                       717
                                                   ________   _________

Net cash (used for) financing activities            (53,068)    (51,600)
                                                   ________   _________

Effect of exchange rate changes on cash
  and cash equivalents                               (4,480)       (161)
                                                   ________   _________

Net increase (decrease)in cash and cash
  equivalents                                       (92,459)     63,506
                                                   ________   _________

Cash and cash equivalents at beginning of period    232,365      80,393
                                                   ________   _________

Cash and cash equivalents at end of period        $ 139,906   $ 143,899
                                                   ========   =========

Supplemental disclosures of cash flow information:

                                                       1997       1996
                                                       ____       ____
Cash paid during the period for:
  Interest                                        $  46,659   $  21,791
  Income taxes                                       43,929      33,575

The accompanying notes are an integral part of the consolidated financial statements.

                REEBOK INTERNATIONAL LTD. AND SUBSIDIARIES
     NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
           (Dollar amounts in thousands, except per share data)


NOTE 1 - BASIS OF PRESENTATION
______________________________

  The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

NOTE 2 - CONTINGENCIES
______________________________

On August 29, 1995, the Company obtained a favorable ruling on its motion for summary judgment in the lawsuit entitled Stutz Motor Car of America, Inc. v. Reebok International Ltd., (filed on July 1, 1993 in the Central District of Los Angeles County Superior Court as Case Number BC074579 and removed to the United States District Court for the Central District of California where it was assigned Civil Action No. 93-4433LGB) and, as a result, the case was dismissed. The Plaintiff appealed and a decision was issued by the Federal Circuit on May 16, 1997 affirming the District Court's decision in full. The Plaintiff petitioned for Certiorari before the Supreme Court and the Supreme Court, on October 6, 1997, denied Plaintiff's petition.

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES
___________________________________________

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary earnings per share for the third quarter ended September 30, 1997 of $.05 per share and a $.01 per share increase for 1996's third quarter earnings per share. For the nine months ended September 30, 1997 and 1996 the impact is expected to increase primary earnings per share by $.10 and $.02 per share, respectively. The impact of Statement No. 128 on the calculation of fully diluted earnings per share for these periods is not expected to be material.

     In June 1997, the Financial Accounting Standards Board issued Statement No. 131, Disclosures About Segments of an Enterprise and Related Information, which is required to be adopted for years beginning after December 15, 1997. Management of the Company does not expect the adoption of Statement No. 131 to have a material impact on the Company's financial statement disclosures.

NOTE 4 - DEBT AGREEMENT
_______________________

     On July 1, 1997, the Company amended and restated its $1,700,000 Credit Agreement which was entered into on August 23, 1996 in conjunction with the Dutch Auction share repurchase. The amendment reduced the revolving credit portion of the facility from $750,000 to $400,000 and left the remaining portion of the six-year term loan of $533,777 on substantially the same payment schedule after adjusting for the $100,000 in optional prepayments made in 1997. As part of the amendment, the commitment fees the Company is required to pay on the unused portion of the revolving credit facility, as well as the borrowing margins over the London Interbank Offer Rate paid on the term loan and used portion of the revolving credit facility, were reduced. The amendment further removed or relaxed various covenants including the restrictions on asset acquisitions and sales, capital expenditures, future indebtedness and investments. All other material terms and conditions of the Credit Agreement remain unchanged.

NOTE 5 - SPECIAL CHARGES
________________________

     In the third quarter of 1997, the Company recorded a special charge of $33.2 million, amounting to $21.1 million after taxes, or $.36 per share related to facilities consolidation and elimination, asset write-downs and personnel related expenses principally in connection with the Company's global restructuring activities. The restructuring activities include reducing the number of European warehouses from 19 to 3; establishing a shared services company that will centralize European administrative operations; and implementing a global management information system. The charge will cover certain one-time costs, of which only approximately 50% will affect cash. In connection with the plan, the Company may incur other additional costs that are not recognizable at this time or can not be reasonably estimated. The components of the charge are as follows:

     Fixed asset write-downs                           $16.5M
     Employee retention and severance                    9.2M
     Terminations of leases                              6.5M
     Other                                               1.0M
                                                       ______
                                                       $33.2M

     The fixed asset write-downs relate to the assets that will be abandoned or sold upon the close-down of the facilities.

     The restructuring should enable the Company to achieve operating efficiencies, including improved inventory management, credit management, purchasing power and customer service and should provide the organization with access to a single global data base of company, supplier and customer information. The restructuring initiative should also improve logistics and produce cost savings once completed during 1999.

NOTE 6 - INCOME TAXES
_____________________

     During 1992, the Company recorded a write-down in the carrying value of its Avia subsidiary in the amount of $100 million with no corresponding tax benefit recognized in that year due to the uncertainty concerning the ultimate deductibility of the charge.
In June 1996, substantially all of the operating assets and business of Avia were sold. After the sale, in December 1996, the Company requested a pre-filing determination from the Internal Revenue Service ("IRS") regarding the deductibility of certain losses pertaining to the sale of Avia. In August 1997, the IRS notified the Company that it had approved the Company's tax treatment concerning the deductibility of the Avia losses and accordingly, a corresponding income tax credit was recorded in the quarter. The credit, amounting to $40 million, represents the amount of tax benefits not previously recognized in the consolidated financial statements pertaining to the Avia losses.

                  REEBOK INTERNATIONAL LTD. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                RESULTS OF OPERATIONS AND FINANCIAL CONDITION


The following table shows the percentage which amounts in the Consolidated Condensed Statements of Income bear to net sales:

                                          Percentage of Net Sales
                                          _______________________

                                 Three Months Ended        Nine Months Ended

                                    September 30,             September 30,
                                 __________________         __________________
                                 1997        1996           1997      1996
                                 ____        ____           ____      ____

Net sales                       100.0%      100.0%         100.0%    100.0%
Other income/(expense)            (.3)         -             (.1)       .1
                               ______      ______          _____     _____

                                 99.7       100.0           99.9     100.1

Costs and expenses:
  Cost of sales                  63.3        60.8           62.2      61.2
  Selling, general and
   administrative expenses       25.7        29.4           29.0      30.6
  Special charges                 3.3          -             1.2        -
  Amortization of intangibles      .1          .1             .1        .1
  Interest expense                1.5         1.1            1.7        .9
  Interest income                 (.2)        (.3)           (.2)      (.3)
                               ______      ______          _____     _____

                                 93.7        91.1           94.0      92.5
                               ______      ______          _____     _____

Income before income taxes
  and minority interest           6.0         8.9            5.9       7.6

Provision (credit) for
  income taxes                   (1.8)        3.1             .7       2.7
                               ______      ______          _____     _____

Income before minority
  interest                        7.8         5.8            5.2       4.9

Minority interest                  .4          .6             .4        .5
                               ______      ______          _____     _____

Net income                        7.4%        5.2%           4.8%      4.4%
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

Operating Results

Third Quarter 1997 Compared to Third Quarter 1996

    Net sales for the quarter ended September 30, 1997 were $1.009 billion, an increase of 4.0% when compared to the third quarter 1996 sales of $970.1 million. The Reebok Division's worldwide sales were $861.1 million, a 3.2% increase from $834.8 million in the third quarter of 1996. The strong U.S. dollar continues to adversely affect Reebok Brand worldwide sales. On a constant dollar basis, sales for the Reebok Brand worldwide increased 6.7% in the third quarter of 1997 as compared to the same period in 1996. U.S. footwear sales of the Reebok Division during the third quarter of 1997 increased 1.5% to $305.3 million from $300.8 million in the third quarter of 1996. This increase in the Reebok Division's U.S. footwear sales is attributed primarily to increases in the running, men's cross-training, soccer and walking categories partially offset by decreases in the basketball, classic and outdoor categories. The underlying quality of Reebok footwear sales improved from last year. Sales to athletic specialty accounts increased approximately 30%, and the amount of off-price sales declined from 7.5% of total footwear sales during the third quarter of 1996, to 2.8% of sales in 1997's third quarter. In addition, the average unit selling price of Reebok U.S. footwear increased in the quarter as a result of the inclusion of more technology products which typically sell at higher price points. The Reebok Division's U.S. apparel sales increased by 33.7% to $122.7 million from $91.8 million in 1996. The increase is due primarily to greater sales of core basics. The Reebok Division's International sales (including both footwear and apparel) were $433.1 million in the third quarter of 1997, a decrease of 2.1% from $442.2 million in the third quarter of 1996. The International sales comparison was negatively impacted by changes in foreign currency exchange rates. On a constant dollar basis for the quarter, the

International sales increased 4.7%. On a constant dollar basis the following International regions had sales increases: Asia Pacific 24%, Latin America 18% and the New Markets region 30%. On a constant dollar basis in the European markets the overall sales were approximately the same as a year ago. Reebok International footwear sales reflected increases in the running and classic categories whereas Reebok International apparel sales declined. Sales comparisons for apparel were adversely affected by last year's third quarter 1996 launch of the Liverpool soccer apparel line in the United Kingdom.

    Rockport's third quarter sales increased by 9.4% to $148.0 million from $135.3 million in the third quarter of 1996. This is the first quarter since the Company acquired the license to the Ralph Lauren footwear business where the comparisons include the full effect of that business in both quarters. Rockport's International revenues, which grew by 41.2%, accounted for approximately 19% of sales in the third quarter of 1997. Increased sales of the men's premium dress shoes and the performance walking and rugged walking categories were partially offset by decreased sales in the women's lifestyle category. Rockport continues to be successful in attracting younger customers to the brand with the introduction of a wider selection of dress and casual products. The Ralph Lauren footwear business performed well in the quarter reflecting strong revenue growth. Rockport plans to expand the current offering of Ralph Lauren Polo Sport athletic footwear over the course of 1998, with a formal launch of that product line planned for 1999.

    The Company's gross margin in the third quarter of 1997 was 36.7% as compared with 39.2% in the third quarter of 1996 and 38.5% in the second quarter of 1997. Gross margins are being negatively impacted by both start-up costs and initially higher manufacturing costs on the Company's new technology products (DMX 2000 and 3D Ultralite). The margins are being impacted not only by higher manufacturing costs of product sold in the current quarter, but also by start-up expenses incurred in the current quarter related to product which will be sold in subsequent quarters. New technology products, including DMX 2000, Ultralite and Visible Hexalite accounted for approximately 12% of the U.S. footwear sales in the third quarter of 1997 as compared with only 5.0% in the third quarter of 1996. In addition to the impact of these new technologies, the strong U.S. dollar is also negatively impacting gross margins. Looking forward, the Company expects margins to continue to be under pressure through at least the first half of 1998. However, the Company believes that if the technology product line expands and gains greater critical mass and with improving production capabilities, the new technology products are capable of generating margin improvement.

    Selling, general and administrative expenses for the quarter were $259.1 million, or 25.7% of sales, as compared to $285.6 million, or 29.4% of sales in 1996's third quarter and 25.6% in the third quarter of 1995. The reduction is primarily due to the absence of certain advertising and marketing expenses associated with the 1996 Summer Olympics which occurred during last year's third quarter. The Company continues to reduce certain general and administrative type expenses while increasing the spending in brand building areas like product research, design and development. During the quarter the Company increased product research, design and development expenses by approximately 27% over the prior year's quarter.

    As described in Note 5, the Company recorded a special charge of $33.2 million in the third quarter of 1997 in connection with the Company's global restructuring activities. The restructuring should enable the Company to achieve operating efficiencies, including improved inventory management, credit management, purchasing power and customer service and should provide the organization with access to a single global data base of Company, supplier and customer information. This restructuring initiative should also improve logistics and produce cost savings once completed during 1999.

    Interest expense increased as a result of the additional debt the Company incurred to finance the shares acquired during the 1996 Dutch Auction share repurchase.

    As described in Note 6, the Internal Revenue Service notified the Company in August, 1997, that it had approved the Company's tax treatment related to the deductibility of certain losses related to the sale of its Avia subsidiary. Accordingly, the Company recorded a tax benefit in the quarter ended September 30, 1997 totaling $40.0 million. Excluding the favorable impact of this special income tax credit, the Company's effective tax rate was 36.3% in the third quarter of 1997, as compared with 35.2% in the third quarter of 1996. The increase in the rate is attributable to a change in the mix of the earnings between domestic and international subsidiaries.

    The $3.2 million increase in other expense in the third quarter 1997 relates to currency losses due to the stronger U.S.
dollar.

    Year-to-year earnings per share comparisons benefited from the Company's share repurchase programs including the Dutch Auction share repurchase which was completed in August 1996. Weighted average common shares outstanding for the quarter ended September 30, 1997 declined by 13.3% to 58.8 million shares, as compared to
67.8 million shares for the third quarter 1996.


First Nine Months 1997 Compared to First Nine Months 1996

    Net sales for the nine months ended September 30, 1997 increased by $89.5 million, or 3.3% from the first nine months of 1996, which included $49.4 million of sales from the Company's Avia subsidiary that was sold in June 1996. The Reebok Division's worldwide sales were $2.395 billion for the first nine months of 1997, an increase of 3.5% from sales of $2.314 billion for the same period in 1996. The strong U.S. dollar continues to adversely affect Reebok Brand worldwide sales. On a constant dollar basis, sales for the Reebok Brand worldwide increased 6.3% for the first nine months of 1997. The Reebok Division's U.S. footwear sales decreased .8% to $948.4 million from $955.6 million in the same period of 1996. This decrease in the Reebok Division's U.S. footwear sales is attributed primarily to decreases in the basketball, outdoor and children's categories. The decrease in sales was partially offset by increases in Reebok's running, men's cross-training and soccer categories. Classics sales for the nine month period in 1997 were approximately the same as the prior year's period. The Reebok Division's U.S. apparel sales increased by 39.8% to $308.6 million from $220.7 million in 1996. The increase resulted primarily from increases in branded core basics and graphics categories. The Reebok Division's International sales (including footwear and apparel) were $1.138 billion for the first nine months of 1997 and 1996. The stronger U.S. dollar continues to adversely impact sales comparisons with the prior year. On a constant dollar basis for the nine months, the International sales gain was 5.7%. All International regions generated sales increases over the prior year on a constant dollar basis. Increases in the running and classic footwear categories were offset by decreases in the basketball and outdoor categories.

    Rockport's sales for the nine month period increased by 17.8% to $384.9 million from $326.8 million for the same period in 1996. Exclusive of the Ralph Lauren business, Rockport's sales increased 9.3% in 1997. International revenues, which grew by 50.8%, accounted for approximately 19% of the sales in the first nine months of 1997. Increased sales in the walking category were partially offset by decreased sales in the women's lifestyle category. Rockport continues to be successful in attracting younger customers to the brand with the introduction of a wider selection of dress and casual products. The Ralph Lauren footwear business (acquired in 1996) performed well during the first nine months of 1997. Rockport plans to expand the current offering of Ralph Lauren Polo Sport athletic footwear over the course of 1998, with a formal launch of that product line planned for 1999.

    The Company's gross margin in the first nine months of 1997 was 37.8% as compared with 38.8% for the same period in 1996. Margins are being negatively impacted by both start-up costs and initially higher manufacturing costs on the Company's new technology products (DMX 2000 and 3D Ultralite). The margins are being impacted not only by higher manufacturing costs of product sold in the current quarter, but also by start-up expenses incurred in the current quarter related to product which will be sold in subsequent quarters. In addition to the impact of these new technologies, the stronger U.S. dollar is negatively impacting the gross margins. Looking forward, the Company expects margins to continue to be under pressure through at least the first half of 1998. However, the Company believes that if the technology product line expands and gains greater critical mass and with improving production capabilities, the new technology products are capable of generating margin improvement.

    Selling, general and administrative expenses for the first nine months of 1997 were $805.5 million, or 29.0% of net sales as compared to $823.7 million or 30.6% of net sales in the first nine months of 1996. The reduction is primarily due to the absence of certain advertising and marketing expenses associated with the 1996 Summer Olympics. The Company continues to reduce certain general and administrative type expenses while increasing the spending in Brand-building areas like product research, design and development. During the first nine months of 1997 the Company increased the product research, design and development expenses by approximately 30% over the first nine months of 1996 and by approximately 50% over the first nine months of 1995.

    Year-to-year earnings per share comparisons benefited from the Company's share repurchase programs, including the Dutch Auction share repurchase which was completed in August 1996. Weighted average common shares outstanding for the nine months ended September 30, 1997 declined to 58.6 million shares, compared to
72.4 million shares for the first nine months of 1996.

Reebok Brand Backlog

    The Reebok Brand backlog (including Greg Norman apparel) of open customer orders for the period October 1, 1997 through March 31, 1998 increased 16.1% as compared to the same period last year. On a constant dollar basis, the Reebok Brand backlog increased 18.6%. North American backlog, which includes the U.S. and Canada, increased 20.4% and the International backlog increased 8.5%. On a constant dollar basis, the International backlog increased 15.5%. Reebok U.S. footwear backlog increased 21.4% and U.S. apparel backlog increased 14.5% as compared to the same period last year. U.S. apparel backlog is reflecting a moderation in growth rate as a result of the current inventory overstock of basic branded apparel at retail. These percentage increases in open backlog are not necessarily indicative of future sales trends. The reasons for this are that many orders are cancelable, sales by company-owned retail stores can vary from year to year, most of the technology products are currently not available for fill-in business and the ratio of orders booked early to at-once shipments can vary from period to period. For example, the percentage of U.S. footwear futures to total U.S. footwear sales was approximately 85% in the third quarter of 1997 as compared to 76% in last year's third quarter.

Liquidity and Sources of Capital

    The Company's financial position remains strong. Working capital was $933.1 million at September 30, 1997 and $922.7 million at September 30, 1996. The current ratio at September 30, 1997 was
2.4 to 1, as compared to 2.6 to 1 at September 30, 1996. The decline in the current ratio is primarily the result of the medium-term notes of $50.0 million due in 1998, which were previously classified as long-term debt, being classified as a current liability at September 30, 1997.

    Accounts receivable increased from September 30, 1996 by $19.6 million, an increase of 2.7%, which is consistent with the sales increase of 4% for the third quarter of 1997. At September 30, 1997, as compared with the same period last year, the days sales outstanding in accounts receivable improved with a decline of two days. Inventory increased by $22.0 million, or 4.1%, from September 30, 1996. U.S. footwear inventories of the Reebok Brand were essentially the same on a total units basis but increased by approximately 10% in dollars versus a year ago, reflecting higher average per unit costs due to the inclusion of a greater percentage
of technology products.   U.S. apparel inventories were down 14%,
and U.S. retail inventories were down 9% despite adding fifteen additional stores over the course of the year and achieving same store sales increases of 5.2% in the quarter.

    During the twelve months ended September 30, 1997, cash and cash equivalents decreased $4.0 million and outstanding borrowings decreased by $90.0 million. The Company elected to make pre-payments of $50.0 million in February 1997 and $50.0 million in May 1997 on its long-term debt facility used to fund the Dutch Auction share repurchase in August 1996. Cash used by operations during the first nine months of 1997 was $11.7 million, as compared to cash provided by operations of $142.1 million during the first nine months of 1996. The change in operating cash flow year-to-year is attributable to improved inventory management practices which had a significant impact in reducing 1996 inventory levels from the prior year thereby generating significant cash in the prior year. The Company believes that its inventory level at September 30, 1997 is more appropriate to the current level of business and is supporting, based on the backlog increase, an improved sales outlook from 1996. Cash generated from operations, together with the Company's existing credit lines and other financial resources, is expected to adequately finance the Company's current and planned 1998 cash requirements.

PART II - OTHER INFORMATION

Item 1  -  Legal Proceedings

On August 29, 1995, the Company obtained a favorable ruling on its motion for summary judgment in the lawsuit entitled Stutz Motor Car of America, Inc. v. Reebok International Ltd., (filed on July 1, 1993 in the Central District of Los Angeles County Superior Court as Case Number BC074579 and removed to the United States District Court for the Central District of California where it was assigned Civil Action No. 93-4433LGB) and, as a result, the case was dismissed. The Plaintiff appealed and a decision was issued by the Federal Circuit on May 16, 1997 affirming the District Court's decision in full. The Plaintiff petitioned for Certiorari before the Supreme Court and the Supreme Court, on October 6, 1997, denied Plaintiff's petition.

Items 2  -  5

Not applicable

Item 6

(a)      Exhibits:


    11.  Statement Re: Computation of Per Share Earnings


    27.  Financial Data Schedule

(b) Reports on Form 8-K: There were no reports on Form 8-K filed during the quarter ended September 30, 1997.

                                SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:   November 12, 1997




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

Competition and Consumer Preferences

    The footwear and apparel industry is intensely competitive and subject to rapid changes in consumer preferences, as well as technological innovations. A major technological breakthrough or marketing or promotional success by one of the Company's competitors could adversely affect the Company's competitive position. A shift in consumer preferences from, for example, athletic footwear to "brown shoe" or "athleisure" product offerings could also negatively impact the Company's sales and financial results. In addition, in countries where the athletic footwear market is mature (including the U.S.), sales growth may be dependent in part on the Company increasing its market share at the expense of its competitors, which may be difficult to accomplish particularly in view of the Company's recent market share decline in the U.S. footwear market. The Company also faces strong competition with respect to its other product lines, such as the ROCKPORT product line and the GREG NORMAN collection.

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

Pricing and Margins

    The prices that the Company is able to charge for its products is dependent on the type of product offered and the consumer and retailer response to such product, as well as the prices charged by the Company's competitors. If, for example, the Company's products provide enhanced performance capabilities, the Company should be able to achieve relatively higher prices for such products. The gross margins which the Company earns are dependent on the prices which the Company can charge and the cost of the goods sold. To the extent that the Company has higher costs, such as the higher startup costs associated with technological products, its margins will be lower unless it can increase its prices. The Company has recently experienced declining margins as a result of the higher cost associated with its new technology products and its inability to increase its sale prices sufficiently to cover such costs. In order for the Company to increase its margins, it will need to either reduce its costs, for example, by achieving production efficiencies or economies of scale, or increase its selling price. There can be no assurance that either of such results can be achieved.

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

Retail Operations

    The Company currently operates approximately 150 retail stores in the U.S. and a significant number of retail stores internationally which are operated either directly or through the Company's distributors. The Company has made a significant capital investment in opening these stores and incurs significant expenditures in operating these stores. To the extent the Company continues to expand its retail organization, the Company's performance could be adversely affected by lower than anticipated sales at its retail stores. The performance of the Company's retail organization is also subject to general retail market conditions.

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

Sources of Supply

    The Company depends upon independent manufacturers to manufacture high-quality product in a timely and cost-efficient manner and relies upon the availability of sufficient production capacity at its existing manufacturers or the ability to utilize alternative sources of supply. A failure by one or more of the Company's significant manufacturers to meet established criteria for pricing, product quality or timeliness could negatively impact the Company's sales and profitability. In addition, if the Company were to experience significant shortages in raw materials or components used in its products, it could have a negative effect on the Company's business, including increased costs or difficulty in delivering product. Some of the components used in the Company's technologies are obtained from only one or two sources and thus a loss of supply could disrupt production.

Risk of Debt

    In connection with the Company's Dutch Auction share repurchase, the Company incurred $640 million in additional debt to finance the repurchase of shares (as of September 30, 1997, the outstanding balance of such debt is approximately $526 million) and entered into a $750 million revolving credit line (which replaced its prior $300 million revolving credit facility) which, in July 1997, was reduced to a $400 million facility. As a result of this debt, the Company currently faces significantly increased interest expense and debt amortization, as compared to the past. The credit arrangements contain certain covenants (including restrictions on liens and the requirements to maintain a minimum interest coverage ratio and a minimum debt to cash flow ratio) which are intended to limit the Company's future actions and which may also limit the Company's financial, operating and strategic flexibility. In addition, the Company's failure to make timely payments of interest and principal on its debt, or to comply with the material covenants applicable thereto, could result in significant negative consequences.

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

Economic Factors

    The Company's business is subject to economic conditions in the Company's major markets, including, without limitation, recession, inflation, general weakness in retail markets and changes in consumer purchasing power and preferences. Adverse changes in such economic factors could have a negative effect on the Company's business. The recent slowdown in the growth of the athletic footwear and branded apparel markets could also have negative effects on the Company's business.

Tax Rate Changes

    If the Company was to encounter significant tax rate changes in the major markets in which it operates, it could have an adverse effect on its business.

Ability to Improve Performance of REEBOK Footwear Business

    The Company has recently taken steps which it believes may improve the performance of its REEBOK footwear business. There are, however, many uncertainties associated with accomplishment of such an improvement. These include the decline in recent years in the Company's share of the U.S. athletic footwear market, slower overall growth in the U.S. athletic footwear market, the emergence and growth of strong competitors, the substantial and increasing investment by such competitors in marketing and advertising, and the possibility of changing consumer preferences. Moreover, while the Company has received positive indications from certain retailers as to its new products, and while the Company's U.S. athletic footwear backlog as of September 30, 1997 has increased, sustained growth in the U.S. and other markets will be dependent on a number of factors, including retailer sell-through rates, consumer acceptance of the new products and other factors described in this Attachment A.

Global Restructuring Activities

    The Company is currently undertaking certain global restructuring activities designed to enable the Company to achieve operating efficiencies, improve logistics and reduce expenses. There can be no assurance that the Company will be able to effectively execute on its restructuring plans or that such benefits will be achieved. In addition, in the short-term the Company could experience difficulties in product delivery or other logistical operations as a result of its restructuring activities.

Quarterly Reports

    The financial results reflected in the Company's quarterly report on Form 10-Q are not necessarily indicative of the financial results which may be achieved in future quarters or for year-end, which results may vary.