Form 10-K405
period 1997-12-31
REEBOK INTERNATIONAL LTD
filed 1998-03-25
CIK 770949

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997        COMMISSION FILE NUMBER 1-9340

                           REEBOK INTERNATIONAL LTD.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                            ------------------------

                MASSACHUSETTS                                    04-2678061
       (STATE OR OTHER JURISDICTION OF               (IRS EMPLOYER IDENTIFICATION NO.)
        INCORPORATION OR ORGANIZATION)

         100 TECHNOLOGY CENTER DRIVE,                              02072
           STOUGHTON, MASSACHUSETTS                              (ZIP CODE)
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (781) 401-5000

                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                           NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                            ON WHICH REGISTERED
             -------------------                           ---------------------
   COMMON STOCK, PAR VALUE, $.01 PER SHARE                NEW YORK STOCK EXCHANGE
         COMMON STOCK PURCHASE RIGHTS                     NEW YORK STOCK EXCHANGE

          Securities registered pursuant to Section 12(g) of the Act:
                                      None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 11, 1998, the aggregate market value of the registrant's voting stock held by non-affiliates of the registrant was approximately $1,434,988,737.

     As of March 11, 1998, 56,374,938 shares of the registrant's Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Annual Report to Shareholders for the fiscal year ended December 31, 1997 (certain parts as indicated herein in Parts I and II).

     Definitive Proxy Statement dated March 27, 1998 for the Annual Meeting of Shareholders to be held on May 5, 1998 (certain parts as indicated herein in Part III).

================================================================================

                                     PART I

Item 1.     Business.

         Reebok International Ltd., a Massachusetts corporation organized on July 26, 1979, is a global company engaged primarily in the design and marketing of sports and fitness products, including footwear and apparel, as well as the design and marketing of footwear and apparel for non-athletic "casual" use. The Company has three major business groups: the Reebok Division, which is primarily responsible for the Company's REEBOK(R) brand, the Greg Norman Division, which is responsible for the GREG NORMAN(R) brand, and the Company's major subsidiary, The Rockport Company, Inc. ("Rockport") which is responsible for the ROCKPORT(R) brand, as well as footwear sold under the RALPH LAUREN(R) and Polo Sport brands. (Reebok International Ltd. is referred to herein, together with its subsidiaries, as "Reebok" or the "Company" unless the context requires otherwise.)

         During calendar year 1997, net income for the Company decreased by 2.8% to $135.1 million, or $2.32 per share (inclusive of special charges related to the Company's global restructuring activities and the restructuring of a number of marketing contracts, as well as a tax benefit related to the conclusion of outstanding tax matters associated with the June 1996 sale of the Company's Avia subsidiary), from $139.0 million, or $2.03 per share(1), for the year ended December 31, 1996, while net sales increased by 4.7%, from $3.479 billion in 1996 to $3.644 billion in 1997. Excluding the after-tax effect of the special charges and tax benefit, in 1997 net income was $134.3 million or $2.30 per share.

         As a result of the current conditions within the athletic footwear and apparel industry and the Company's expected near term business outlook, the Company is taking a number of actions designed to manage its business more efficiently. Such actions include simplifying the Reebok Division's organizational structure by eliminating management layers, combining and reducing business units and centralizing operations. The intention of these actions is to become more focused in order to free up resources to be allocated to certain near-term projects that the Company believes can generate immediate results, and to postpone certain longer-term investments and simplify operations to gain greater efficiencies and to generate cost savings. As a result of such actions, the Company expects to take a restructuring charge in the first quarter of 1998 of $25-$35 million on a pre-tax basis.

         The following is a discussion of the business of each of the Company's operating units.

REEBOK DIVISION

         The Reebok Division designs, produces and markets sports and fitness footwear, apparel and accessories, as well as related sports and fitness products, that combine the attributes of athletic performance and style. The Division's products include footwear for basketball, running, soccer, rugby, tennis, golf, track and field, volleyball, football, baseball, aerobics, cross training, outdoor and walking activities, as well as athletic apparel and accessories. The Division continues to expand its product scope through the development and marketing of related sports and fitness products and services, such as sports and fitness videos and programming, and through its strategic licensing program, pursuant to which the Company's technologies and/or trademarks are licensed to third parties for fitness equipment, sporting goods and related products and services.

         The Reebok Division has targeted as its primary customer base athletes and others who believe that technical and other performance features are the critical attributes of athletic footwear and apparel. Over the past few years, the Company has sought to increase Reebok's on-field

------------------
   (1) The earnings per share amounts for 1996 have been restated as required to comply with Statement of Financial Accounting Standards No. 128, "Earnings Per Share".

presence and establish itself as an authentic sports brand. Through such effort, Reebok has gained increased visibility on playing fields worldwide through endorsement arrangements with such prominent athletes as NBA Rookie of the Year Allen Iverson of the Philadelphia 76ers, and with various sports and event sponsorships. Recently, given the diminishing influence of sports "icons" on consumer buying preferences and the increasing consumer appeal of "brown shoe" or "casual" footwear products, the Company has been re-evaluating its substantial investment in sports marketing deals and is in the process of eliminating or restructuring certain of its underperforming marketing contracts that the Company believes no longer reflect the Company's brand positioning. In 1998 the Reebok Division intends to focus its efforts on the performance of its products and, in particular, its proprietary technologies, and on bringing its message, both product and brand essence, directly to the consumer. Consistent with this focus, in 1998 the Reebok Division will implement a new direct-to-the consumer campaign called "Try on the Future," a nationwide mobile tour designed to give consumers the opportunity to experience and "try on" Reebok's new products and technologies.

         As part of its commitment to offer leading athletic footwear technologies, the Division engages in product research, development and design activities in the Company's Stoughton, Massachusetts headquarters, where it has a state-of-the-art 50,000 square foot product development facility which is dedicated to the design and development of technologically-advanced athletic and fitness footwear, and in its various Far East offices. Recently, Reebok has opened development centers in the Far East to enable its development activities to be more closely integrated with production. A development center was opened in Korea in May 1996 and in China in June 1997. New development centers are also scheduled to open in Taiwan and Thailand during 1998.

TECHNOLOGY

         Reebok places a strong emphasis on technology and has continued to incorporate various proprietary performance technologies in its products, focusing on cushioning, stability and lightweight features.

         In 1995 Reebok introduced its proprietary DMX(R) technology for superb cushioning. DMX(R) utilizes a two pod system that allows air to flow from the heel to forefoot. This technology continues to be used successfully in several Reebok walking shoes. In April 1997, the Company debuted its DMX(R) 10 technology at retail with the introduction of the DMX Run shoe. This advanced technology incorporates a ten pod, heel to forefoot, active air transfer system delivering cushioning when and where it is needed. The DMX(R) 10 technology was also introduced at retail in November 1997 in The Answer, an Allen Iverson signature basketball shoe. In February 1998, Reebok debuted at retail DMX(R) 6, a six pod, heel to forefoot, active air transfer system, in a running shoe, Run DMX(R) 6. In addition, DMX(R) 6 was available at retail in February 1998 in The Lightening, a signature basketball shoe to be worn by NBA player Nick Van Exel and as a team shoe to be worn by many college athletes. The Company will also introduce a DMX(R) Sockliner which is expected to debut at retail in a golf shoe in March 1998 and in a soccer shoe in April 1998.

         3D ULTRALITE(TM) technology is Reebok's approach to lightweight performance footwear. 3D ULTRALITE is a proprietary material that allows the midsole and outsole to be combined in one injection molded unit composed of foam and rubber, thus making the shoe lightweight, flexible and durable. In 1997 the Company introduced this technology in running, walking, basketball and women's fitness shoes. In 1998, the Company plans to continue to introduce 3D ULTRALITE technology at retail in additional footwear categories, including women's sport training and men's cross-training.

         Reebok continues to incorporate HEXALITE(R), a honeycomb-shaped material, which provides stability and cushioning, in many of its shoes and in many different applications. Radial HEXALITE(R), one application of this technology, combines under-the-foot cushioning and lateral stabilization and was first available at retail in early 1997. HEXLINER(TM), a PU foam sockliner which includes reengineered HEXALITE(R) material in the heel for a softer feel close to the foot, was first available at retail in June 1997.

         Finally, Reebok has incorporated advanced technology into its apparel products with the introduction of HYDROMOVE(TM) technology in certain performance apparel. This moisture management system helps keep athletes warm in cold weather and dry and cool in hot weather. Performance apparel incorporating the HYDROMOVE(TM) technology first became available at retail at the end of 1996.

MARKETING AND PROMOTIONAL ACTIVITIES

         The Reebok Division devotes significant resources to advertising its products to a variety of audiences through television, radio and print media and utilizes its relationships with major sports figures in a variety of sports to maintain and enhance visibility for the REEBOK brand. The Reebok Division's advertising program in 1997 was directed toward both the trade and the ultimate consumers of REEBOK(R) products. The major advertising campaigns in 1997 included an ad campaign featuring real-life portraits of rookies Allen Iverson of the National Basketball League ("NBA") and Saudia Roundtree of the American Basketball League ("ABL") depicting their adjustment to professional sports, as well as real-life portraits of Reebok endorsers Shawn Kemp and Shaquille O'Neal, and a marketing campaign for the DMX(R) Run shoe featuring Spencer White, Reebok's director of research engineering.

         Substantial resources were devoted to promotional activities in 1997, including endorsement agreements with athletes, teams, leagues and sports federations; event sponsorships; in-store promotions and point-of-sale materials. In 1997 the Reebok Division gained visibility for the REEBOK brand through endorsement arrangements with such athletes as 1997 Rookie of the Year Allen Iverson of the Philadelphia 76ers, with whom Reebok markets a signature line of footwear and apparel. Other endorsements in basketball in 1997 came from professional players such as Shaquille O'Neal, Shawn Kemp, Clyde Drexler, Nick Van Exel and Steve Smith. In 1997 Reebok entered into a multi-year agreement with NBA Properties for a comprehensive licensed merchandise, marketing and basketball development program in Latin America. In addition, Reebok sponsors a number of college basketball programs and has a sponsorship agreement with the Harlem Globetrotters. Reebok is also the founding sponsor of the ABL and the official footwear and apparel sponsor of the league; Reebok is the exclusive supplier of uniforms and practice gear to the league's nine teams and an official ABL licensee and has entered into endorsement agreements with a number of ABL players including Saudia Roundtree, Jennifer Azzi and Carolyn Jones. Reebok is also an official footwear supplier to the Women's National Basketball Association ("WNBA").

         To promote the sale of its cross training footwear in 1997, Reebok used endorsements by prominent athletes such as National Football League ("NFL") players Emmitt Smith, Derrick Thomas, John Elway, Ken Norton, Jr., Herman Moore and Ben Coates, as well as Major League Baseball ("MLB") players Frank Thomas, Mark McGwire, Juan Gonzalez and Roger Clemens. To promote its cleated football and baseball shoes, the Company also has endorsement contracts with numerous MLB and NFL players, and sponsors a number of college football programs.

         The Company has a multi-year agreement with NFL Properties under which Reebok has been designated a "Pro Line" licensee for the U.S. and international markets with the right to produce and market uniforms and sideline apparel bearing NFL team logos. Pursuant to this agreement, in 1997 Reebok supplied uniforms and sideline apparel to the San Francisco 49ers, Detroit Lions, New York Giants, New Orleans Saints, Kansas City Chiefs and Atlanta Falcons. In addition to the Pro Line license, Reebok has an agreement with the NFL under which Reebok was one of only three brands authorized to provide NFL players with footwear that has visible logos, and all NFL on-field game officials wear REEBOK(R) footwear exclusively.

         In soccer, Reebok has a number of endorsement arrangements including contracts with Gabriel Batistuta of Fiorentina and the Argentinean national team, Ryan Giggs of Manchester United and Wales, Dennis Bergkamp of Arsenal and the Netherlands, and Guiseppe Signori of Lazio and Italy, as well as U.S. national team members Eric Wynalda, Brad Friedel, Michelle Akers and Julie Foudy. The Company also has major sponsorship agreements with the Liverpool Football Club, one of the world's best known club soccer teams, and with the Argentina National Football Association, which will take effect in 1999. In addition, Reebok has entered into sponsorship agreements with such soccer teams as Aston Villa, Borussia Moenchengladbach of Germany, Bastia of France, Palmeiras of Brazil, Brondby of Denmark and IFK Gothenburg of Sweden. In 1997, the Company extended its sponsorship of the Bolton Wanderers of England to include naming rights to the team's new soccer arena, the Reebok Stadium. Reebok is also the official uniform supplier of U.S. major league soccer teams the New England Revolution and the Colorado Rapids. In July 1997 the first-ever Reebok Cup, an international soccer tournament featuring four of the world's most powerful club teams, was held in the United States. In rugby, the Company sponsors the national rugby teams of Australia and Italy.

         Tennis promotions in 1997 included endorsement contracts with well-known professionals including Michael Chang, Venus Williams, Patrick Rafter and Arantxa Sanchez-Vicario. Promotional efforts in running included endorsement contracts with such well-known runners as Ato Boldon, Derrick Adkins, Kim Batten and Marie Jose Perec.

         To promote its women's sports and fitness products, Reebok sponsored athletes such as Rebecca Lobo of the WNBA, as well as Michelle Akers and Julie Foudy of the U.S. national soccer team, Lisa Fernandez of the U.S. national softball team and Liz Masakayan, pro beach volleyball player. In addition, Reebok sponsors a variety of college basketball and volleyball teams and such organizations as the ABL and the WNBA.

         In 1997 the Reebok Division also continued its promotional efforts in the fitness area. Reebok fitness programming is featured on Fit TV, a 24-hour cable network, pursuant to a programming agreement. Through an agreement with Channel One Communications, in 1997 Reebok provided the programming for P.E.TV, an award-winning program designed to educate kids about physical fitness. Reebok has developed numerous fitness programs such as its Versa Training program, designed to help consumers meet their varied fitness goals with aerobic, strength and flexibility workouts, the WALK REEBOK program which promotes walking, its CYCLE REEBOK program that features the CYCLE REEBOK studio cycle, and the Reebok Flexible Strength program that develops strength and flexibility simultaneously. These programs were complemented by the marketing and sale of a line of REEBOK(R) fitness videos, as well as the marketing and sale of REEBOK fitness equipment products such as the STEP REEBOK exercise platform and the CYCLE REEBOK studio cycle.

         To gain further visibility for the REEBOK brand, Reebok has also entered into several key sport sponsorships, such as an arrangement under which Reebok was designated the official footwear and apparel sponsor of the Russian Olympic Committee and approximately 25 individual associated Russian sports federations; this arrangement was recently extended through the Sydney 2000 Summer Olympic Games. Reebok will also be an official sponsor of the Sydney 2000 Olympic Games and the official sports brand of the 1998 and 2000 Australian Olympic teams, as well as an official sponsor and supplier of sports footwear and apparel to the national Olympic teams from Brazil, New Zealand, Poland and South Africa. In addition, as an extension of its commitment to provide athletes with technologically advanced products, Reebok has entered into sponsorship agreements with the Team Scandia and Cristen Powell, a top fuel drag racer on the National Hot Rod Association circuit, as well as with Eliseo Salazar, one of the top drivers on the Indy Car racing circuit, and the R&S Indy Racing League ("IRL") Team on the 1998 IRL circuit. Reebok also has school-wide sponsorship arrangements with colleges such as U.C.L.A., University of Texas, University of Virginia and University of Wisconsin. In 1997, the Reebok Division also ran marketing promotions on its Internet website.

U.S. OPERATIONS

         The Reebok Division's U.S. operations unit is responsible for all footwear and apparel products sold in the United States by the Division. Sales of footwear in the United States totalled approximately $1.229 billion in 1997 compared to $1.193 billion in 1996. REEBOK(R) brand apparel sales (including GREG NORMAN(R) apparel) in the U.S. in 1997 totalled approximately $431.9 million, compared to approximately $314.9 million in 1996.

         In the U.S., the Reebok Division generally uses an employee sales force for its principal product lines, although in 1997 it utilized independent sales representatives for some of its specialty products, such as its REEBOK golf and tennis products. Reebok's U.S. national sales staff and locally based sales employees are supported by field service representatives employed by Reebok who travel to assist in retail merchandising efforts and provide information to consumers and retailers regarding the features of the Company's products. There are also promotional personnel who coordinate events and promotions at a "grass roots" level to help enhance the image of the REEBOK brand.

         The Division's U.S. distribution strategy emphasizes high-quality retailers and seeks to avoid lower-margin mass merchandisers and discount outlets. REEBOK(R) footwear is distributed primarily through specialty athletic retailers, sporting goods stores and department stores, with specialty products, such as golf products and equipment, also being distributed in certain specialty channels. Distribution of the Company's apparel line is predominantly through pro shops and department, sporting goods and specialty stores. The Reebok Division also sells its products through REEBOK(R) concept or company stores, see discussion under "Retail Stores" below.

INTERNATIONAL OPERATIONS

         The Reebok Division's international sales are coordinated from the Company's corporate headquarters in Stoughton, Massachusetts, which is also where the Division's regional operations responsible for Latin America are located. There are also regional offices in Leusden, Holland, which is responsible for Europe; in Hong Kong, which is responsible for Far East operations; and in Denham Lock, England, which is responsible for the Middle East and Africa, although this office will move to Delhi, India in March 1998. The Canadian operations of the Division are managed through a wholly owned subsidiary headquartered outside of Toronto, Canada. The Division markets REEBOK(R) products internationally through wholly owned subsidiaries in Austria, Belgium, Canada, France, Germany, Ireland, The Netherlands, Italy, Poland, Portugal, Russia, Switzerland and the United Kingdom and majority owned subsidiaries in Japan, India, South Korea, Spain and South Africa. REEBOK products are also marketed internationally through 29 independent distributors and joint ventures in which the Company holds a minority interest. The Company or its wholly owned U.K. subsidiary holds partial ownership interests in 6 of these international distributors, with its percentage of ownership ranging from 30 to 35 percent. Through this international distribution network products bearing the REEBOK brand are actively marketed internationally in approximately 170 countries and territories. The Division's International operations unit also has small design staffs which assist in the design of REEBOK(R) apparel.

         In 1997 Reebok finalized its plans to restructure its international logistics operations over the next several years. This global restructuring effort includes reducing the number of European warehouses in operation from nineteen to three, establishing a shared services company to centralize European administrative operations, and implementing a global management information system. The global restructuring initiative, which is expected to be completed in 1999, should enable the Company to achieve operational efficiencies and to manage its business on a global basis more cost-effectively. In connection with such restructuring the Company recorded a special pre-tax charge of $33.2 million in 1997.

         During 1997 the contribution of the Division's International operations unit to overall sales of REEBOK(R) products (including GREG NORMAN(R) apparel) decreased to $1.471 billion from $1.474 billion in 1996. The Division's 1997 international sales were negatively impacted by changes in foreign currency exchange rates. In addition, these sales figures do not reflect the full wholesale value of all REEBOK products sold outside the United States in 1997 because some of the Division's distributors are not subsidiaries and thus their sales to retailers are not included in the calculation of the Division's international sales. If the full wholesale value of all international sales of REEBOK products are included, total sales of REEBOK products outside the United States represent approximately $1.779 billion in wholesale value, consisting of approximately 33.2 million pairs of shoes totalling approximately $1.098 billion in wholesale value of footwear sold outside the United States in 1997 (compared with approximately 35.7 million pairs totalling approximately $1.189 billion in
1996) and approximately $680.5 million in wholesale value of REEBOK apparel (including GREG NORMAN apparel) sold outside the United States in 1997 (compared with approximately $613.8 million in 1996).

SPORTS AND FITNESS EQUIPMENT AND LICENSING

         The Company has continued to pursue its strategic trademark and technology licensing program begun in 1991. This program is designed to pursue opportunities for licensing the Company's trademarks, patents and other intellectual property to third parties for sporting goods, apparel and related products and services. The licensing program is focused on expanding the REEBOK brand into new sports and fitness markets and enhancing the reputation of the Company's brands and technologies. The Company has pursued strategic alliances with licensees who Reebok believes are leaders and innovators in their product categories and who share Reebok's commitment to offering superior, innovative products. The Company believes that its licensing program reinforces Reebok's reputation as a market leader.

         The Company's licensing program includes such products as a full line of athletic gloves, including baseball batting gloves, football gloves, running gloves, court/racquetball gloves, fitness/weightlifting gloves, cycling gloves, golf gloves and winter gloves, all featuring the REEBOK trademark and Reebok's Vector Logo; a collection of REEBOK(R) performance sports sunglasses; the WATCH REEBOK collection of sport watches, and a line of heart rate monitors and a pedometer and stopwatch; REEBOK weight belts, both with and without Reebok's INSTAPUMP(TM) technology; and a line of gymnastic apparel including replicas of the U.S. gymnastics team uniforms. Reebok also has license agreements with Mead for a line of REEBOK school supplies and with Haddad Apparel for a line of REEBOK infant and toddler apparel. In addition, in 1997 Reebok entered into a licensing agreement with Fab-Knit, Ltd. to manufacture and sell a new line of REEBOK team uniforms and jackets.

         In 1997, Reebok entered into a new video license agreement with BMG Video, a unit of BMG Entertainment, to produce, market and sell a line of REEBOK(R) fitness videos. Through a licensee, Reebok also sells REEBOK(R) fitness audio tapes. In the equipment area, in January 1998 the Company signed a license agreement with industry leader, Icon Health & Fitness Inc., to develop, market and sell a complete line of Reebok fitness equipment products for the home market. The initial home fitness products from this license debuted at the Super Show in Atlanta in February 1998. Reebok also has a license agreement with Cross Conditioning Systems under which Cross Conditioning Systems sells a line of REEBOK fitness equipment products designed for use in health clubs and other institutional markets. In 1997, under this relationship, the REEBOK Body Mill, REEBOK Body Trec(TM), REEBOK Body Peak, REEBOK Studio Cycle and REEBOK Cycle Plus were sold to health clubs and other institutions.

         In addition, as part of the Company's licensing program, WEEBOK(R) infant and toddler apparel and accessories and a line of WEEBOK(R) footwear are sold by licensees. WEEBOK is a fashion-oriented, kid specific brand, which offers apparel in sizes 0-7 and footwear in sizes 0-12.

THE ROCKPORT COMPANY

         The Company's Rockport subsidiary, headquartered in Marlboro, Massachusetts, designs, produces and distributes specially engineered comfort footwear for men and women worldwide under the ROCKPORT(R) brand, as well as apparel through a licensee. Rockport also develops, markets and sells footwear under the RALPH LAUREN(R) brand pursuant to a license agreement entered into in May 1996.

         Rockport's net sales increased by approximately $64.9 million in 1997, to $512.5 million from $447.6 million in 1996. Rockport's 1997 sales include $64.0 million of sales of the RALPH LAUREN footwear business which was acquired in May 1996.

ROCKPORT BRAND

         Designed to address the different aspects of customers' lives, the ROCKPORT product line includes casual, dress, outdoor performance, golf and fitness walking shoes. In 1997, Rockport focused on its men's business with the introduction of its Bourbon Street(TM) collection, refined footwear combining comfort with style and targeting an expanded customer base including younger consumers. Rockport also solidified its success with its ProWalker(R) World Tour Shoe, with an expanded product line.

         Internationally, the ROCKPORT brand continues to grow. In 1997 the ROCKPORT brand's international revenues grew by 46%.

         Rockport also expanded its retail presence in 1997 with the opening of a "concept" shop in San Francisco, California and an increase in the United States in the number of its ROCKPORT shops -- independent retail shops dedicated exclusively to the sale of ROCKPORT products -- from 15 to 21. See discussions under "Retail Stores". In addition, Rockport emphasized retail in its international business by opening additional "concept" or retail shops outside of the United States, operated by Rockport distributors or third party retailers.

         Rockport introduced an integrated marketing campaign in 1997 using the directive, "Be Comfortable. Uncompromise(TM). Start with your feet." The campaign features real individuals, unique for their nonconformity, wearing ROCKPORT shoes with a statement of their unique comfort level. The "Uncompromise" campaign was used as the major marketing platform for the brand in the Fall of 1997, encompassing television advertising, print advertising, public relations and retail promotions. In 1997 Rockport continued to expand its offerings on its Internet website, including the establishment of a business-to-business direct purchase program enabling employees at participating companies to purchase ROCKPORT products through Rockport's website.

         Rockport markets its products to authorized retailers throughout the United States primarily through a locally based employee sales staff, although Rockport utilizes independent sales agencies for certain products. Internationally, Rockport markets its products through approximately 30 locally based distributors in approximately 50 foreign countries and territories. A majority of the international distributors are either subsidiaries of the Company or joint venture partners or independent distributors which also sell REEBOK brand products.

         Rockport distributes its products predominantly through select higher-quality national and local shoe store chains, department stores, independent shoe stores, and outdoor outfitters, emphasizing retailers that provide substantial point-of-sale assistance and carry a full product line. Rockport also sells its products through independently-owned ROCKPORT dedicated retail shops, as well as ROCKPORT(sm) concept or company stores. See discussion under "Retail Stores" below. Rockport has not pursued mass merchandisers or discount outlets for the distribution of its products.

RALPH LAUREN(R) BRAND

         In 1997 Rockport continued to develop the RALPH LAUREN footwear business, which was acquired in May 1996. The RALPH LAUREN footwear line was expanded in 1997 to include men's English dress shoes. In addition, Collection Classics were introduced for women's shoes and the Refined Casual segment for both men's and women's shoes was expanded. Also in 1997, Polo Sport athletic footwear products were offered. The Polo Sport athletic footwear product line is expected to expand over the next two years with the introduction of new product categories.

         RALPH LAUREN footwear is marketed to authorized retailers through a locally based employee staff. Products are distributed primarily through higher-quality department stores. Products are also sold through space licensing and merchandising arrangements at RALPH LAUREN/POLO retail stores.

GREG NORMAN(R) BRAND

         The Company's Greg Norman Division produces a collection of apparel and accessories marketed under the GREG NORMAN(R) name and logo. The GREG NORMAN Collection has grown from a golf apparel line to a broader line of men's casual sportswear. The GREG NORMAN product line has been expanded to include a wide range of apparel products -- from leather jackets and sweaters to activewear -- at a variety of upper-end price-points. The Greg Norman Division intends to grow the GREG NORMAN brand further by offering a variety of lifestyle products and expanding into international markets. It is anticipated that the Division will accomplish such expansion through various licensing and distribution arrangements. In 1997 Greg Norman footwear, leather and hosiery products were sold through licensees of the Company. The Division anticipates entering into a number of new agreements which will broaden the scope of products offered and expand distribution internationally.

         The GREG NORMAN brand is marketed through its endorsement by pro golfer Greg Norman, and a marketing and advertising campaign designed to emphasize his aggressive, bold, charismatic and "winning" style. The current tag line for the brand and marketing focus is the theme "Attack Life".

         GREG NORMAN products are distributed principally at department and men's specialty stores, on-course pro-shops and golf specialty stores and are sold by a combination of independent and employee sales representatives. The GREG NORMAN Collection is also sold in GREG NORMAN dedicated shops within independently-owned retail stores, as well as GREG NORMAN(sm) concept or company stores. See discussion under "Retail Stores" below.

RETAIL STORES AND OTHER PROPERTIES.

         The Company operates approximately 150 factory direct stores, including REEBOK(R), ROCKPORT(sm) and GREG NORMAN(sm) stores, which sell a variety of footwear, apparel and accessories marketed under the Company's various brands. The Company intends to continue to open additional factory direct stores, although its policy is to locate and operate these retail outlets in such a way as to minimize disruption to its normal channels of distribution.

         The Company also operates REEBOK(R) "concept" or company retail stores located in New York City and King of Prussia, Pennsylvania. The Company envisions its concept stores as a model for innovative retailing of its products and as a potential proving ground for testing new products and marketing/merchandising techniques. The stores sell a wide selection of current, in-line REEBOK(R), footwear and apparel. Internationally, there are a number of REEBOK retail stores owned by the Company, its subsidiaries or its independent distributors. The Company continues to open retail stores either directly or through its distributors in numerous international markets.

REEBOK retail shops are expected to be an important means of presenting the brand in relatively new markets such as China, India and Russia and in other international markets.

         The Company is currently working to develop a retail store concept to showcase the REEBOK brand at retail and expects to incorporate this design into independently-owned retail stores, dedicated exclusively to the sale of Reebok products. In 1998 the Company plans to test this concept in a few stores to be opened in markets around the world.

         Rockport has concept or company retail stores in San Francisco, California, Boston, Massachusetts, Newport, Rhode Island, King of Prussia, Pennsylvania and New York City. In addition, there are a number of ROCKPORT shops -- independent stores which sell Rockport products exclusively -- in the U.S. as well as internationally. There are two GREG NORMAN concept or company retail stores in New York City. Rockport's Ralph Lauren footwear subsidiary operates "concept" footwear departments in RALPH LAUREN/POLO stores in a number of locations in the United States, including New York City and Beverly Hills, California. In addition, the Ralph Lauren footwear subsidiary has footwear retail operations in approximately 19 RALPH LAUREN/POLO factory direct stores and operates one factory direct store in Tannersville, Pennsylvania.

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

MANUFACTURING

         Virtually all of the Company's products are produced by independent manufacturers, almost all of which are outside the United States, except that some of the Company's apparel and some of the component parts used in the Company's footwear are sourced from independent manufacturers located in the United States. Each of the Company's operating units generally contracts with its manufacturers on a purchase order basis, subject in most cases to the terms of a formal manufacturing agreement between the Company and such manufacturers. All contract manufacturing is performed in accordance with detailed specifications furnished by the operating unit, subject to strict quality control standards, with a right to reject products that do not meet specifications. To date, the Company has not encountered any significant problem with product rejection or customer returns. The Company generally considers its relationships with its contract manufacturers to be good.

         As part of its commitment to human rights, the Company has adopted certain human rights standards and a monitoring program which applies to manufacturers of its products. In conjunction with this program, the Company required its supplier of soccer balls in Pakistan to end the use of child labor by centralizing all production, including ball stitching, so that the labor force can be adequately monitored to prevent the use of child labor. Reebok soccer balls are sold with a guarantee that the balls are made without child labor.

         China, Indonesia, Thailand and the Philippines were the Company's primary sources for footwear, accounting for approximately 39%, 28%, 15%, and 8%, respectively, of the Company's total footwear production during 1997 (based on the number of units produced). The Company's largest manufacturer, which has several factory locations, accounted for approximately 13% of the Company's total footwear production in 1997.

         Reebok's wholly owned Hong Kong subsidiary, and a network of affiliates in China, Indonesia, India, Thailand, Taiwan, South Korea and the Philippines, provide quality assurance, quality control, and inspection services with respect to footwear purchased by the Reebok Division's

U.S. and International operations. In addition, this network of affiliates inspects certain components and materials purchased by unrelated manufacturers for use in footwear production. The network of affiliates also facilitates the shipment of footwear from the shipping point to point of destination, as well as arranging for the issuance to the unrelated footwear manufacturers of letters of credit, which are the primary means used to pay manufacturers for finished products. The Company's apparel group utilizes the services of independent third parties, as well as the Company's Hong Kong subsidiary and its network of affiliates in the Far East, to assist in the placement, inspection and shipment of apparel and accessories orders internationally. Production of apparel in the United States is through independent contractors which are retained and managed by the Company's apparel group. ROCKPORT(R) products are produced by independent contractors which are retained and managed through country managers employed by Rockport. The remainder of the Company's order placement, quality control and inspection work abroad is handled by a combination of employees and independent contractors in the various countries in which its products are made.

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

         As with its international sales operations, the Company's footwear and apparel production operations are subject to the usual risks of doing business abroad, such as import duties, quotas and other threats to free trade, foreign currency fluctuations and restrictions, labor unrest and political instability. See "TRADE POLICY" below. The Company believes that it has the ability to develop, over time, adequate substitute sources of supply for the products obtained from present foreign suppliers. If, however, events should prevent the Company from acquiring products from its suppliers in China, Indonesia, Thailand or the Philippines, or significantly increase the cost to the Company of such products, the Company's operations could be seriously disrupted until alternative suppliers were found, with a significant negative financial impact.

TRADE POLICY

         For several years, imports from China to the U.S., including footwear, have been threatened with higher or prohibitive tariff rates, either through statutory action or intervention by the Executive Branch, due to concern over China's trade policies, human rights, foreign weapons sales practices and its foreign policy. Further debate on these issues is expected to continue in 1998. However, the Company does not currently anticipate that restrictions on imports from China will be imposed by the U.S. during 1998. If adverse action is taken with respect to imports from China, it could have an adverse effect on some or all of the Company's product lines, which could result in a negative financial impact. The Company has put in place contingency plans which should allow it to diversify some of its sourcing to countries other than China if any such adverse action occurred. In addition, the Company does not believe that it would be more adversely impacted by any such adverse action than its major competitors. The actual effect of any such action will, however, depend on a number of factors, including how reliant the Company, as compared to its competitors, is on production in China and the effectiveness of the contingency plans put in place.

         The European Union ("EU") imposed import quotas on certain footwear from China in 1994. The effect of such quota scheme on Reebok has not been significant because the quota scheme provides an exemption for certain higher-priced special technology athletic footwear, which exemption is available for most REEBOK products. This exemption does not, however, cover most of Rockport's products. Nevertheless, the volume of quota available to Reebok and Rockport in 1998 is expected to be sufficient to meet the anticipated sales for ROCKPORT products in EU member countries. If, however, such quota is not sufficient, there could be an adverse effect on Rockport's international sales.

         In addition, the EU has imposed antidumping duties against certain textile upper footwear from China and Indonesia. A broad exemption from the dumping duties is provided for athletic textile footwear which covers most REEBOK models. If the athletic footwear exemption remains in its current form, few REEBOK product lines will be affected by the duties; however, ROCKPORT products would be subject to these duties. Nevertheless, the Company believes that those REEBOK and ROCKPORT products affected by the duties can generally be sourced from other countries not subject to such duties. If, however, the Company was unable to implement such alternative sourcing arrangements, certain of its product lines could be adversely affected by these duties.

         The EU also has imposed antidumping duties on certain leather upper footwear from China, Thailand and Indonesia. These duties will apply only to low cost footwear, below the import prices of most Reebok and Rockport products. Thus the Company does not anticipate that its products will be impacted by such duties.

         The EU continues to review the athletic footwear exemption which applies to both the quota scheme and antidumping duties discussed above. The Company, through relevant trade associations, is working to prevent imposition of a more limited athletic footwear exception. Should revisions be adopted narrowing such exemption, certain of the Company's product lines could be affected adversely, although the Company does not believe that its products would be more severely affected than those of its major competitors.

         Various other countries have taken or are considering steps to restrict footwear imports or impose additional customs duties or other impediments, which actions affect the Company as well as other footwear importers. The Company, in conjunction with other footwear importers, is aggressively challenging such restrictions. Such restrictions have in some cases had a significant adverse effect on the Company's sales in some of such countries, most notably Argentina, although they have not had a material adverse effect on the Company as a whole.

PRINCIPAL PRODUCTS

         Sales of the following categories of products contributed more than 10% to the Company's total consolidated revenue in the years indicated: 1997, footwear (approximately 72%) and apparel (approximately 27%); 1996, footwear (approximately 75%) and apparel (approximately 24%); 1995, footwear (approximately 81%) and apparel (approximately 18%).

TRADEMARKS AND OTHER PROPRIETARY RIGHTS

         The Company believes that its trademarks, especially the REEBOK and ROCKPORT trademarks, and its rights to use the GREG NORMAN name and logo, are of great value, and the Company is vigilant in protecting these marks from counterfeiting or infringement. Loss of the REEBOK, ROCKPORT or GREG NORMAN trademark rights could have a serious impact on the Company's business.

         The Company also believes that its technologies and designs are of great value and the Company is vigilant in procuring patents and enforcing its patents and other proprietary rights in the United States and in other countries.

WORKING CAPITAL ARRANGEMENTS

         In conjunction with the Company's repurchase of approximately 17 million shares of its common stock pursuant to a Dutch Auction self-tender offer in 1996, the Company entered into a credit agreement underwritten by Credit Suisse and a syndicate of major banks. The facility included a committed $750 million revolving credit line to replace the Company's previous $300 million revolving credit facility. The balance of the facility is a $640 million six-year term loan which was used to finance the share repurchase. In July 1997, the Company amended and restated this agreement to reduce the revolving credit portion of the facility to $400 million. As part of this amendment, the commitment fees the Company is required to pay on the unused portion of the revolving credit facility, as well as the borrowing margins over the London Interbank Offer Rate paid on the term loan and used portion of the revolving credit facility, were reduced. The amendment further removed or relaxed various covenants including the restrictions on asset acquisitions and sales, capital expenditures, future indebtedness and investments. The Company elected to make two prepayments of $50 million each in February and May 1997 on the term loan reducing the balance of the term loan as of December 31, 1997 to approximately $497 million.

         The Company also has various arrangements with numerous banks which provide an aggregate of approximately $1.028 billion of uncommitted facilities, substantially all of which are available to the Company's foreign subsidiaries. Of this amount, approximately $383 million is available for short-term borrowings and bank overdrafts, with the remainder available for letters of credit for inventory purchases. At December 31, 1997, approximately $317 million was outstanding for open letters of credit for inventory purchases, in addition to approximately $41 million in notes payable to banks.

         The Company also has authority to issue up to $200 million of commercial paper which is supported to the extent available by its revolving credit and loan agreements, referred to above. As of December 31, 1997, the Company had no commercial paper obligations outstanding.

SEASONALITY

         Sales by the Company of athletic and casual footwear tend to be seasonal in nature, with the strongest sales occurring in the first and third quarter. Apparel sales also generally vary during the course of the year, with the greatest demand occurring during the spring and fall seasons.

SINGLE CUSTOMER

         There was no single customer of the Company that accounted for 10% or more of the Company's net sales in 1997.

BACKLOG

         The Company's backlog of orders at December 31, 1997 (many of which are cancelable by the purchaser), totalled approximately $1.224 billion, compared to $1.198 billion as of December 31, 1996. The Company expects that substantially all of these orders will be shipped in 1998, although, as noted above, many of these orders are cancelable. The backlog position is not necessarily indicative of future sales because the ratio of future orders to "at once" shipments and sales by Company owned retail stores may vary from year to year.

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

         The Company's other product lines also continue to confront strong competition. The REEBOK(R) apparel line competes with well-known brands such as Nike, Adidas and Fila. The GREG NORMAN(R) line competes with Tommy Hilfiger, Ralph Lauren, Nautica and other makers of men's casual sportswear. The RALPH LAUREN footwear brand competes with such brands as Cole Haan, Ferragamo and Donna Karan.

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

COMPETITION AND CONSUMER PREFERENCES

         The footwear and apparel industry is intensely competitive and subject to rapid changes in consumer preferences, as well as technological innovations. A major technological breakthrough or marketing or promotional success by one of the Company's competitors could adversely affect the Company's competitive position. A shift in consumer preferences could also negatively impact the Company's sales and financial results.

         Currently, the industry is experiencing some shift in consumer preference away from athletic footwear to "brown shoe" or "casual" product offerings. This change in preference has adversely affected the Company's business, as well as that of its competitors. The Company is taking steps to respond to this shift by focusing on its products and technologies and continuing to grow its Rockport, Ralph Lauren Footwear and Greg Norman brands. There is, however, substantial uncertainty as to whether the Company actions will be effective and how significant the adverse impact of the shift in consumer preference will be on the Company's business. The outcome will be dependent on a number of factors, including the extent of the change in consumer preference, consumer and retailer acceptance of the Company's products, technologies and marketing, and the ability of the Company to effectively respond to the shift in the marketplace, as well as the other factors described in this Section.

         In addition, in countries where the athletic footwear market is mature (including the U.S.), sales growth may be dependent in part on the Company increasing its market share at the expense of its competitors, which may be difficult to accomplish. The Company also faces strong competition with respect to its other product lines, such as the ROCKPORT product line and the GREG NORMAN collection.

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

INVENTORY RISK

         The footwear industry has relatively long lead times for design and production of product and thus, the Company must commit to production tooling and in some cases to production in advance of orders. If the Company fails to accurately forecast consumer demand or if there are changes in consumer preference or market demand after the Company has made such production commitments, the Company may encounter difficulty in filling customer orders or in liquidating excess inventory, or may find that retailers are cancelling orders or returning product, all of which may have an adverse effect on the Company's sales, its margins and brand image. In addition, the Company may be required to pay for certain tooling if it does not satisfy minimum production quantities.

SALES FORECASTS

         The Company's investment in advertising and marketing is based on sales forecasts and is necessarily made in advance of actual sales. The markets in which the Company does business are highly competitive, and the Company's business is affected by a variety of factors, including brand awareness, changing consumer preferences, fashion trends, retail market conditions, currency changes and economic and other factors. There can be no assurance that sales forecasts will be achieved, and to the extent sales forecasts are not achieved, these investments will represent a higher percentage of revenues, and the Company will experience higher inventory levels and associated carrying costs, all of which would adversely impact the Company's financial condition and results. See also discussion below under "Advertising and Marketing Investment."

PRICING AND MARGINS

         The prices that the Company is able to charge for its products are dependent on the type of product offered and the consumer and retailer response to such product, as well as the prices charged by the Company's competitors. If, for example, the Company's products provide enhanced performance capabilities, the Company should be able to achieve relatively higher prices for such products. The gross margins which the Company earns are dependent on the prices which the Company can charge and the cost of the goods sold. To the extent that the Company has higher costs, such as the higher startup costs associated with technological products, its margins will be lower unless it can increase its prices. The Company has recently experienced declining margins partially as a result of the higher cost associated with its new technology products and its inability to increase its sale prices sufficiently to cover such costs. In order for the Company to increase its margins, it will need to either reduce its costs, for example, by achieving production efficiencies or economies of scale, or increase its selling price. There can be no assurance that either of such results can be achieved. In addition, because of the shift in the marketplace and the resulting over-inventoried promotional retail environment, the Company's full-margin at once business has decreased, resulting in declining margins. The ability of the Company to increase its full margin business is dependent on a number of factors including the success of the Company's products and marketing, the retail environment and general industry conditions.

ADVERTISING AND MARKETING INVESTMENT

         Because consumer demand for athletic footwear and apparel is heavily influenced by brand image, the Company's business requires substantial investments in marketing and advertising, including television and other advertising, athlete endorsements and athletic sponsorships, as well as investments in retail presence. In the event that such investments do not achieve the desired effect in terms of increased retailer acceptance and/or consumer purchase of the Company's products, there could be an adverse impact on the Company's financial results. Recently, there has been some shift in the marketplace away from athletic footwear products and some of the "icon" athletes supporting them. As a result, the Company is re-evaluating its investment in certain sports marketing deals and is in the process of eliminating or restructuring certain of its marketing contracts that no longer reflect Reebok's brand positioning. The Company recorded a one-time pre-tax special charge in 1997 of $25 million relating to restructuring or eliminating certain of its marketing contracts.

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

INTERNATIONAL SALES AND PRODUCTION

         A substantial portion of the Company's products are manufactured abroad and approximately 40% of the Company's sales are made outside the U.S. The Company's footwear and apparel production and sales operations are thus subject to the usual risks of doing business abroad, such as currency fluctuations, longer payment terms, potentially adverse tax consequences, repatriation of earnings, import duties, tariffs, quotas and other threats to free trade, labor unrest, political instability and other problems linked to local production conditions and the difficulty of managing multinational operations. If such factors limited or prevented the Company from selling products in any significant international market or prevented the Company from acquiring products from its suppliers in China, Indonesia, Thailand or the Philippines, or significantly increased the cost to the Company of such products, the Company's operations could be seriously disrupted until alternative suppliers were found or alternative markets were developed, with a significant negative impact. See also discussion above under "Trade Policy" and discussion below under "Economic Factors".

SOURCES OF SUPPLY

         The Company depends upon independent manufacturers to manufacture high-quality product in a timely and cost-efficient manner and relies upon the availability of sufficient production capacity at its existing manufacturers or the ability to utilize alternative sources of supply. A failure by one or more of the Company's significant manufacturers to meet established criteria for pricing, product quality or timeliness could negatively impact the Company's sales and profitability. In addition, if the Company were to experience significant shortages in raw materials or components used in its products, it could have a negative effect on the Company's business, including increased costs or difficulty in delivering product. Some of the components used in the Company's technologies are obtained from only one or two sources and thus a loss of supply could disrupt production. See also discussion below under "Economic Factors".

RISK ASSOCIATED WITH INDEBTEDNESS

         In connection with the Company's Dutch Auction share repurchase, the Company incurred $640 million in additional debt to finance the repurchase of shares (as of December 31, 1997, the outstanding balance of such debt was approximately $497 million) and has a $400 million revolving credit line (as of December 31, 1997, there were no borrowings outstanding under the revolving credit line). As a result of this debt, the Company currently faces significantly increased interest expense and debt amortization, as compared to the past. The credit arrangements contain certain covenants (including restrictions on liens and the requirements to maintain a minimum interest coverage ratio and a minimum debt to cash flow ratio) which are intended to limit the Company's future actions and which may also limit the Company's financial, operating and strategic flexibility. In addition, the Company's failure to make timely payments of interest and principal on its debt, or to comply with the material covenants applicable thereto, could result in significant negative consequences.

         The Company believes that its cash, short-term investments and access to new credit facilities, together with its anticipated cash flow from operations, are adequate for the Company's current and planned needs in 1998. However, the Company's actual experience may differ from the expectations set forth in the preceding sentence. Factors that might lead to a difference include, but are not limited to, the matters discussed herein, as well as future events that might have the effect of reducing the Company's available cash balances (such as unexpected operating losses or increased capital or other expenditures, as well as increases in the Company's inventory or accounts receivable) or future events that might reduce or eliminate the availability of external financial resources.

RISK OF CURRENCY FLUCTUATIONS

         The Company conducts operations in various international countries and a significant portion of its sales are transacted in local currencies. As a result, the Company's revenues are subject to foreign exchange rate fluctuations. The Company enters into forward currency exchange contracts and options to hedge its exposure for merchandise purchased in U.S. dollars that will be sold to customers in other currencies. The Company also uses foreign currency exchange contracts and options to hedge significant inter-company assets and liabilities denominated in other currencies. However, no assurance can be given that fluctuation in foreign currency exchange rates will not have an adverse impact on the Company's revenues, net profits or financial condition. In 1997, the Company's international sales, gross margins and profits were negatively impacted by changes in foreign currency exchange rates.

CUSTOMERS

         Although the Company has no single customer that represents 10% or more of its sales, the Company has certain significant customers, the loss of which could have an adverse effect on its business. There could also be a negative effect on the Company's business if any such significant customer became insolvent or otherwise failed to pay its debts.

INTELLECTUAL PROPERTY

         The Company believes that its trademarks, technologies and designs are of great value. From time to time the Company has been, and may in the future be, the subject of litigation challenging its ownership of certain intellectual property. Loss of the REEBOK, ROCKPORT or GREG NORMAN trademark rights could have a serious impact on the Company's business. Because of the importance of such intellectual property rights, the Company's business is subject to the risk of counterfeiting, parallel trade or intellectual property infringement. The Company is, however, vigilant in protecting its intellectual property rights.

LITIGATION

         The Company is subject to the normal risks of litigation with respect to its business operations.

ECONOMIC FACTORS

         The Company's business is subject to economic conditions in the Company's major markets, including, without limitation, recession, inflation, general weakness in retail markets and changes in consumer purchasing power and preferences. Adverse changes in such economic factors could have a negative effect on the Company's business. For example, the recent slowdown in the growth of the athletic footwear and branded apparel markets has had negative effects on the Company's business. In addition, as a result of current market conditions, a number of the Company's competitors have excess inventory which they are attempting to sell off. This over-inventoried, promotional environment has made it more difficult for the Company to sell its products and has negatively impacted the Company's gross margins.

         The current financial crisis in the Far East has also had a negative impact on the Company's business. The economic problems in Asia have had an adverse effect on the Company's sales to that region. In addition, most of the Company's products are manufactured in the Far East by third party manufacturers. The current economic conditions have made it more difficult for such manufacturers to gain access to working capital and there is a risk that such manufacturers could encounter financial problems which could affect their ability to produce products for the Company.

TAX RATE CHANGES

         If the Company was to encounter significant tax rate changes in the major markets in which it operates, it could have an adverse effect on its business or profitability.

GLOBAL RESTRUCTURING ACTIVITIES

         The Company is currently undertaking various global restructuring activities designed to enable the Company to achieve operating efficiencies, improve logistics and reduce expenses. There can be no assurance that the Company will be able to effectively execute on its restructuring plans or that such benefits will be achieved. In addition, in the short-term the Company could experience difficulties in product delivery or other logistical operations as a result of its restructuring activities, which could have an adverse effect on the Company's business. In the short-term, the Company could also be subject to increased expenditures and charges from such restructuring activities. The Company is also in the process of eliminating or restructuring certain of its underperforming marketing contracts. There can be no assurance that the Company will be able to successfully restructure such agreements or achieve the cost savings anticipated.

YEAR 2000

         The Company has conducted a global review of its computer systems to identify the systems that could be affected by the technical problems associated with the year 2000 and has developed an implementation plan to address the "year 2000" issue. As part of its global restructuring, in 1997 the Company began its global implementation of SAP software, which will replace substantially all legacy systems. The Company presently believes that, with modifications to existing software and converting to SAP software, the year 2000 will not pose significant operational problems for the Company's computer systems. The cost of such modifications is not expected to be material. The Company expects its SAP programs to be substantially implemented by 1999 and the implementation is currently on schedule. However, if the modifications and conversions are not implemented or completed in a timely or effective manner, the year 2000 problem could have a material impact on the operations of the Company. In addition, in converting to SAP software, the Company is relying on its software partner to develop new software applications and there could be problems in successfully developing such new applications.

EMPLOYEES

         As of December 31, 1997, the Company had approximately 6,948 employees in all operating units. None of these employees is represented by a labor union. The Company has never suffered a material interruption of business caused by labor disputes with employees. Management considers employee relations to be good.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS

         The Company is filing herewith selected portions of its Annual Report to Shareholders for the year ended December 31, 1997 (the "1997 Annual Report") with the Securities and Exchange Commission. Financial information pertaining to the Company's foreign and domestic operations is incorporated herein by reference from Note 16 on page 36 of the 1997 Annual Report.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

         The following information is submitted as to the executive officers of the Company:

NAME                    AGE     OFFICE HELD
----                    ---     -----------

Paul B. Fireman          54     President, Chief Executive Officer and Chairman
                                of the Board of Directors

Robert Meers             54     Executive Vice President, President and Chief
                                Executive Officer of the Reebok Division and
                                Director

Angel R. Martinez        42     Executive Vice President, President and Chief
                                Executive Officer of The Rockport Company

Kenneth I. Watchmaker    55     Executive Vice President and Chief Financial
                                Officer

Arthur I. Carver         47     Senior Vice President, Sourcing and Logistics,
                                Reebok Division

William M. Sweeney       40     Senior Vice President of the Reebok Division and
                                General Manager - Reebok North America

Roger Best               45     Senior Vice President of the Reebok Division and
                                General Manager of the Reebok Division's
                                European Region

James R. Jones, III      53     Senior Vice President of Human Resources,
                                Reebok Division

Barry Nagler             41     General Counsel and Senior Vice President

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

         Angel R. Martinez has been President and Chief Executive Officer of The Rockport Company since August 1994. He has been an Executive Vice President of the Company since February 1994. Prior to that, Mr. Martinez was the President of the Fitness Division of the Company from September 1992 to January 1994 and Executive Vice President of Marketing Services from January 1994 to August 1994, and prior to that he was Vice President for Business Development of the Company for several years. Mr. Martinez joined the Company in 1980.

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

         Roger Best has been Senior Vice President of the Reebok Division since February 1996. In July 1997 he became the General Manager of the Reebok Division's European Region. Prior to that, he was General Manager of Reebok North America since February 1996. Previously, from April 1995 through February 1996, he was Regional Vice President of the Reebok Division's Northern Europe Operations and Managing Director of Reebok U.K. and, from January 1992 through April 1995, he was Managing Director of Reebok U.K. Mr. Best joined the Company in 1992.

         William M. Sweeney has been Senior Vice President of the Reebok Division and General Manager of Reebok North America since August 1997. Prior to that, Mr. Sweeney was Regional Vice President of the Reebok Division's Asia/Pacific Region and President of Reebok Japan since November 1995. He joined Reebok in 1991 as marketing director for the Asia/Pacific Region and was based at the regional headquarters in Hong Kong.

         James R. Jones, III has been Senior Vice President of Human Resources for the Reebok Division since April 1997. Prior to that, Mr. Jones was Vice President of Human Resources of Inova Health System from May 1996 through April 1997. From July 1995 through May 1996, Mr. Jones was the Senior Vice President of Human Resources of Franciscan Health System. Prior to that, since 1991, Mr. Jones was the Vice President of Human Resources of The Johns Hopkins University.

         Barry Nagler has been Senior Vice President of the Company since February 1998 and General Counsel since September 1995. Mr. Nagler was previously a Vice President of the Company since May 1995. Prior to that, Mr. Nagler was divisional Vice President and Assistant General Counsel for the Company since September 1994. He joined the Company in June 1987 as Counsel.

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

         In order to address the need for additional space at its corporate headquarters, in August 1996 the Company signed an option agreement for the potential purchase of a 42 acre site in Canton, Massachusetts, to be developed as a corporate headquarters facility. Consummation of the purchase of the site is expected to be completed within the next month. Construction of the corporate headquarters facility is expected to take approximately two years following consummation of the purchase.

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

         The Company's U.K. subsidiary, Reebok International Limited, has a lease for its corporate headquarters building in Denham Lock, England which is expected to end in December 1998. The 14,000 square foot corporate headquarters building also houses a showroom for use by the Reebok sales force in Southern England. Previously, the Company's International operations were headquartered in Stockley Park, London where the Company's U.K. subsidiary still leases approximately 37,000 square feet under a fifteen year lease which is guaranteed by the Company. Since the Company has moved its International operations to Stoughton, Massachusetts, this property has been subleased to two parties for the term of the lease.

         The Company's wholly owned Canadian distribution subsidiary, Reebok Canada Inc., leases an approximately 145,000 square foot office/warehouse facility in Aurora, Ontario pursuant to a lease which expires in 1998. Reebok Canada expects to renew this lease thereafter.

         The Company and its subsidiaries own and lease other warehouses, offices, showrooms and retail and other facilities in the United States and in various foreign countries to meet their space requirements. Except as otherwise indicated, the Company believes that these arrangements are satisfactory to meet its needs.

Item 3.     Legal Proceedings.

         Not applicable.

Item 4.     Submission of Matters to a Vote of Security Holders.

         Not applicable.

                                     PART II

Item 5.     Market for Registrant's Common Equity and Related Stockholder
            Matters.

         The Company is filing herewith selected portions of its 1997 Annual Report with the Securities and Exchange Commission. The information required by this Item is incorporated herein by reference from page 40 of the 1997 Annual Report.

Item 6.     Selected Financial Data.

         The Company is filing herewith selected portions of its 1997 Annual Report with the Securities and Exchange Commission. The information required by this Item is incorporated herein by reference from page 19 of the 1997 Annual Report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The Company is filing herewith selected portions of its 1997 Annual Report with the Securities and Exchange Commission. The information required by this Item is incorporated herein by reference from pages 20 through 24 of the 1997 Annual Report.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.

         Not applicable.

Item 8.     Financial Statements and Supplementary Data.

         The Company is filing herewith selected portions of its 1997 Annual Report with the Securities and Exchange Commission. The consolidated financial statements required by this Item, together with the report of the Company's independent auditors for 1997, are contained therein and are incorporated herein by reference from pages 25 through 37 of the 1997 Annual Report. The supplementary financial information required by this Item is contained in the 1997 Annual Report on page 38 and such information is incorporated by reference herein. The financial statements, supplementary data, and Report of Independent Auditors for 1996 and 1995 are listed under Part IV, Item 14 in this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         Not applicable.

                                    PART III

Item 10.    Directors and Executive Officers of the Registrant.

         The information required by this Item with respect to the Registrant's directors is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 5, 1998, which will be filed with the Securities Exchange Commission on or before March 27, 1998 (the "1998 Proxy Statement"), under the headings "Information with Respect to Nominees", "Transactions with Management and Affiliates" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934". Information called for by this Item with respect to the registrant's executive officers is set forth under "Executive Officers of Registrant" in Item 1 of this report.

Item 11.    Executive Compensation.

         The information required by this Item is incorporated herein by reference from the 1998 Proxy Statement under the headings "Compensation of Directors", "Executive Compensation", "Supplemental Executive Retirement Plan", "Employee Agreements", "Report of Compensation Committee on Executive Compensation" and "Performance Graphs".

Item 12.    Security Ownership of Certain Beneficial Owners and Management.

         The information required by this Item is incorporated herein by reference from the 1998 Proxy Statement under the heading "Beneficial Ownership of Shares".

Item 13.    Certain Relationships and Related Transactions.

         The information required by this Item is incorporated herein by reference from the 1998 Proxy Statement under the heading "Transactions with Management and Affiliates".

                                     PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K.

         (a)(1) and (2) List of Financial Statements and Financial Statement Schedules.

         1.       Financial Statements

         The following consolidated financial statements appearing in the Company's 1997 Annual Report are incorporated by reference in Item 8 of this Form 10-K:

                                                               1997 ANNUAL REPORT PAGE
                                                               -----------------------

         Consolidated Balance Sheets at
         December 31, 1997 and 1996                            25


         For each of the three years ended
         December 31, 1997, 1996 and 1995:

              Consolidated Statements of
              Income                                           26

              Consolidated Statements of
              Stockholders' Equity                             27

              Consolidated Statements of
              Cash Flows                                       28

         Notes to Consolidated Financial Statements          29-36

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

      3.1   Restated Articles of Organization of the Company, as amended(1)

      3.2   By-laws, as amended (5), (6), (8)

      3.3   By-law Amendment dated February 24, 1998

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

      10.1 Distributorship Agreement between Reebok International Limited and the Company(2)

      10.2 Trademark License Agreement between Reebok International Limited and the Company(2)

      10.3 Lease Agreement, dated March 1, 1988, as amended, between Reebok International Ltd. and North Stoughton Industrial Park Development Trust(5), (14)

      10.4 Purchase and Sale Agreement between Reebok International Ltd. and Pentland Group plc dated March 8, 1991(8)

      10.5 Agreements with various banks in Hong Kong reflecting arrangements for letter of credit facilities(8)

      10.6 Credit Agreement, dated August 23, 1996, among the Company, the Lenders and Co- Agents named therein and Credit Suisse, as Administrative Agent, as amended by the First Amendment dated as of August 23, 1996(16)

      10.7 Amended and Restated Credit and Guarantee Agreement, dated as of July 1, 1997, among Reebok International Ltd., Reebok International Limited, the Lenders and Co- Agents named therein, Citibank N.A. as Documentation Agent and Credit Suisse, as Administrative Agent(18)

      Management Contracts and Compensatory Plans.

      10.8 Reebok International Ltd. 1994 Equity Incentive Plan, as amended(17), (18)

      10.9 Reebok International Ltd. Equity and Deferred Compensation Plan for Directors(14)

      10.10 Amendments to Reebok International Ltd. Equity and Deferred Compensation Plan adopted February 1997 and February 1998

      10.11 Reebok International Ltd. 1985 Stock Option Plan, as amended(11)

      10.12 Reebok International Ltd. 1987 Stock Option Plan for Directors, as amended(12)

      10.13 Reebok International Ltd. 1987 Stock Bonus Plan(3)

      10.14 Reebok International Ltd. Excess Benefits Plan(8)

      10.15 Reebok International Ltd. Supplemental Executive Retirement Plan(15)

      10.16 Reebok International Ltd. Executive Performance Incentive Plan, as amended(15), (17)

      10.17 Stock Option Agreement with Paul B. Fireman(8)

      10.18 Split-Dollar Life Insurance Agreement with Paul B. Fireman(11)

      10.19 Change of Control Agreement with Paul R. Duncan(18)

      10.20 Letter Agreement with Paul R. Duncan dated December 29, 1997

      10.21 Employment Agreement with Kenneth Watchmaker(12)

      10.22 Change of Control Agreement with Kenneth Watchmaker(18)

      10.23 Supplemental Retirement Program for Kenneth Watchmaker(12)

      10.24 Change of Control Agreement with Angel Martinez(18)

      10.25 Lease with Angel Martinez, as amended(13), (15), (17)

      10.26 Quitclaim Deed between Reebok International Ltd. and Angel Martinez

      10.27 Employment Agreement dated April 17, 1996 with Roger Best(17)

      10.28 Employment Agreements dated September 11, 1997 with Roger Best

      10.29 Change of Control Agreement with Robert Meers(18)

      10.30 Change of Control Agreement with James R. Jones, III(18)

      10.31 Change of Control Agreement with Barry Nagler(18)

      10.32 Form of Non-Competition Agreements signed by Arthur Carver, James R. Jones, III, Angel Martinez, Robert Meers, Barry Nagler, William Sweeney and Kenneth Watchmaker

(12)  Statement Re Computation of Ratio of Earnings to Fixed Charges.

(13)  Annual Report to Security Holders.

      13.1  Selected Portions of Registrant's 1997 Annual Report to Shareholders

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

(27)  Financial Data Schedule.

27.1  Financial Data Schedule for fiscal year ended 12/31/97

27.2  Restated Financial Data Schedule for quarter ended 9/30/97

27.3  Restated Financial Data Schedule for quarter ended 6/30/97

27.4  Restated Financial Data Schedule for quarter ended 3/31/97

27.5  Restated Financial Data Schedule for fiscal year ended 12/31/96

27.6  Restated Financial Data Schedule for quarter ended 9/30/96

27.7  Restated Financial Data Schedule for quarter ended 6/30/96

27.8  Restated Financial Data Schedule for quarter ended 3/31/96

27.9  Restated Financial Data Schedule for fiscal year ended 12/31/95

-----------------------------

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

(17) Filed as an Exhibit to Reebok International Ltd. Form 10-K dated March 27, 1997 and incorporated by reference herein.

(18) Filed as an Exhibit to Reebok International Ltd. Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            REEBOK INTERNATIONAL LTD.




                                            BY: /s/ KENNETH I. WATCHMAKER
                                                -------------------------
                                                Kenneth I. Watchmaker
                                                Executive Vice President
                                                and Chief Financial Officer


Dated:  March 25, 1998

         Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


/s/ PAUL B. FIREMAN
--------------------------------------------
Paul B. Fireman
Director, Chairman of the Board
and President
(Chief Executive Officer)


/s/ KENNETH I. WATCHMAKER
--------------------------------------------
Kenneth I. Watchmaker
Executive Vice President and Chief Financial
Officer
(Chief Financial and Accounting Officer)


/s/ PAUL R. DUNCAN
--------------------------------------------
Paul R. Duncan
Executive Vice President
Director


/s/ M. KATHERINE DWYER
--------------------------------------------
M. Katherine Dwyer
Director


/s/ ROBERT MEERS
--------------------------------------------
Robert Meers
Executive Vice President
Director


/s/ WILLIAM F. GLAVIN
--------------------------------------------
William F. Glavin
Director


/s/ MANNIE L. JACKSON
--------------------------------------------
Mannie L. Jackson
Director


/s/ BERTRAM M. LEE, SR.
--------------------------------------------
Bertram M. Lee, Sr.
Director


/s/ RICHARD G. LESSER
--------------------------------------------
Richard G. Lesser
Director

/s/ WILLIAM M. MARCUS
--------------------------------------------
William M. Marcus
Director


/s/ GEOFFREY NUNES
--------------------------------------------
Geoffrey Nunes
Director


Dated:  March 25, 1998

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


REEBOK INTERNATIONAL LTD
(Amounts in thousands)

 Balance at
     end of                          Balance at    Charged to    Charged to     Deductions     Balance at
description                           Beginning     Costs and         Other           From         End of
     period                           of Period      Expenses      Accounts    Allowances(A)       Period
-----------                          ----------    ----------    ----------    ------------    ----------

YEAR ENDED DECEMBER 31, 1997
Reserves and allowances deducted
from asset accounts:
  Allowance for doubtful accounts       $43,527       $16,471                     $15,995       $44,003

YEAR ENDED DECEMBER 31, 1996
Reserves and allowances deducted
from asset accounts:
  Allowance for doubtful accounts       $46,401       $10,225                     $13,099       $43,527


YEAR ENDED DECEMBER 31, 1995
Reserves and allowances deducted
from asset accounts:
  Allowance for doubtful accounts       $44,862       $13,151                     $11,612       $46,401




(A) Uncollectible accounts written off, net of recoveries

                                  EXHIBIT INDEX


EXHIBIT                                          LOCATION


3.1   Restated Articles of Organization        Incorporated by
      of the Company, as amended               reference

3.2   By-laws, as amended                      Incorporated by
                                               reference

3.3   By-law Amendment dated                   Filed herewith
      February 24, 1998

4.1   Indenture, dated as of September 15,     Incorporated by
      1988. as amended and restated by the     reference
      First Supplemental Indenture, dated
      as of January 22, 1993, between Reebok
      International Ltd. and Citibank
      N.A., as Trustee

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

10.1  Distributorship Agreement between        Incorporated by
      Reebok International Limited and         reference
      the Company

10.2  Trademark License Agreement between      Incorporated by
      Reebok International Limited and the     reference
      Company

10.3  Lease Agreement, dated March 1, 1988,    Incorporated by
      as amended, between Reebok               reference
      International Ltd. and North Stoughton
      Industrial Park Development Trust

10.4  Purchase and Sale Agreement between      Incorporated by
      Reebok International Ltd. and Pentland   reference
      Group plc dated March 8, 1991

10.5  Agreements with various banks in Hong    Incorporated by
      Kong reflecting arrangements for letter reference of credit facilities

10.6  Credit Agreement, dated August 23,       Incorporated by
      1996, among the Company, the Lenders     reference
      and Co-Agents named therein and Credit
      Suisse, as Administrative Agent, as
      amended by the First Amendment dated
      as of August 23, 1996

10.7  Amended and Restated Credit and           Incorporated by
      Guarantee Agreement, dated as of          reference
      July 1, 1997, among Reebok
      International Ltd., Reebok Inter-
      national Limited, the Lenders and
      Co-Agents named therein, Citibank
      N.A. as Documentation Agent and
      Credit Suisse, as Administrative
      Agent

10.8  Reebok International Ltd. 1994 Equity    Incorporated by
      Incentive Plan, as amended               reference

10.9  Reebok International Ltd. Equity and     Incorporated by
      Deferred Compensation Plan for           reference
      Directors

10.10 Amendments to Reebok International       Filed herewith
      Ltd. Equity and Deferred
      Compensation Plan for Directors
      adopted February 1997 and
      February 1998

10.11 Reebok International Ltd. 1985 Stock     Incorporated by
      Option Plan, as amended                  reference

10.12 Reebok International Ltd. 1987 Stock     Incorporated by
      Option Plan for Directors, as amended    reference

10.13 Reebok International Ltd. 1987 Stock     Incorporated by
      Bonus Plan                               reference

10.14 Reebok International Ltd. Excess         Incorporated by
      Benefits Plan                            reference

10.15 Reebok International Ltd. Supplemental   Incorporated by
      Executive Retirement Plan                reference

10.16 Reebok International Ltd. Executive      Incorporated by
      Performance Incentive Plan, as           reference
      amended

10.17 Stock Option Agreement with Paul         Incorporated by
      B. Fireman                               reference

10.18 Split-Dollar Life Insurance Agreement    Incorporated by
      with Paul B. Fireman                     reference

10.19 Change of Control Agreement with         Incorporated by
      Paul R. Duncan                           reference

10.20 Letter Agreement with Paul R.            Filed herewith
      Duncan dated December 29, 1997


10.21 Employment Agreement with Kenneth        Incorporated by
      Watchmaker                               reference

10.22 Change of Control Agreement with         Incorporated by
      Kenneth Watchmaker                       reference

10.23 Supplemental Retirement Program for      Incorporated by
      Kenneth Watchmaker                       reference

10.24 Change of Control Agreement with         Incorporated by
      Angel Martinez                           reference

10.25 Lease with Angel Martinez, as amended    Incorporated by
                                               reference

10.26 Quitclaim Deed between Reebok            Filed herewith
      International Ltd. and Angel Martinez

10.27 Employment Agreement dated April 17,     Incorporated by
      1996 with Roger Best                     reference

10.28 Employment Agreements dated              Filed herewith
      September 11, 1997 with Roger Best

10.29 Change of Control Agreement with         Incorporated by
      Robert Meers                             reference

10.30 Change of Control Agreement with         Incorporated by
      James R. Jones, III                      reference

10.31 Change of Control Agreement with         Incorporated by
      Barry Nagler                             reference

10.32 Form of Non-Competition Agreements       Filed herewith
      signed by Arthur Carver, James R.
      Jones, III, Angel Martinez, Robert
      Meers, Barry Nagler, William Sweeney
      and Kenneth Watchmaker

12.   Statement Re Computation of Ratio        Filed herewith
      of Earnings to Fixed Charges

13.1  Selected Portions of Registrant's        Filed herewith
      1997 Annual Report to Shareholders

21.1  List of Subsidiaries of the Company      Filed herewith

23.1  The consent of Ernst & Young LLP         Filed herewith

27.   Financial Data Schedule

27.1  Financial Data Schedule                  Filed herewith
      for fiscal year ended 12/31/97

27.2  Restated Financial Data Schedule         Filed herewith
      for quarter ended 9/30/97

27.3  Restated Financial Data Schedule         Filed herewith
      for quarter ended 6/30/97

27.4  Restated Financial Data Schedule         Filed herewith
      for quarter ended 3/31/97

27.5  Restated Financial Data Schedule         Filed herewith
      for fiscal year ended 12/31/96

27.6  Restated Financial Data Schedule         Filed herewith
      for quarter ended 9/30/96

27.7  Restated Financial Data Schedule         Filed herewith
      for quarter ended 6/30/96

27.8  Restated Financial Data Schedule         Filed herewith
      for quarter ended 3/31/96

27.9  Restated Financial Data Schedule         Filed herewith
      for fiscal year ended 12/31/95