Form 10-Q
period 1998-03-31
REEBOK INTERNATIONAL LTD
filed 1998-05-14
CIK 770949

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


  For the quarterly period ended March 31, 1998

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



                              (781) 401-5000
_________________________________________________________________
           (Registrant's telephone number, including area code)


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  Yes  (X)       No  (  )

  The number of shares outstanding of registrant's common stock, par value $.01 per share, at May 6, 1998, was 56,335,605 shares.

REEBOK INTERNATIONAL LTD.


INDEX

PART I.    FINANCIAL INFORMATION:

Item 1     Condensed Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheets -
           March 31, 1998 and 1997, and
           December 31, 1997 . . . . . . . . . . . . . . . .  2-3

           Condensed Consolidated Statement of Operations -
           Three Months ended March 31, 1998 and 1997. . . .    4

           Condensed Consolidated Statements of Cash Flows -
           Three Months Ended March 31, 1998 and 1997. . . .  5-6

           Notes to Condensed Consolidated Financial
           Statements  . . . . . . . . . . . . . . . . . . . 7-10


Item 2     Management's Discussion and Analysis of Results
             Of Operations and Financial Condition . . . . .11-15



Part II.   OTHER INFORMATION:

Item 1     Legal Proceedings . . . . . . . . . . . . . . . .   16

Items 2-3  Not Applicable  . . . . . . . . . . . . . . . . .   16

Item 4     Submission of Matters to a Vote of Security
             Holders . . . . . . . . . . . . . . . . . . . .   16

Item 5     Not Applicable  . . . . . . . . . . . . . . . . .   16

Item 6     Exhibits and Reports on Form 8-K   . . . . . . . 16-17

                REEBOK INTERNATIONAL LTD. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                          (Amounts in thousands)

                                     March 31,       December 31,
                                   1998      1997       1997
                              __________  __________ ____________
                                   (Unaudited)

Current assets:
  Cash and cash equivalents   $  143,748  $  174,617  $  209,766
  Accounts receivable, net
    of allowance for doubtful
    accounts (March 1998,
    $45,859; March 1997,
    $48,584; December 1997,
    $44,003)                     690,808     726,639     561,729
  Inventory                      531,859     518,101     563,735
  Deferred income taxes           84,621      67,583      75,186
  Prepaid expenses and other
    current assets                56,021      34,981      54,404
                              __________  __________  __________

    Total current assets       1,507,057   1,521,921   1,464,820
                              __________  __________  __________

Property and equipment, net      155,434     181,241     156,959

Non-current assets:
  Intangibles, net of
    amortization                  64,164      66,539      65,784
  Deferred income taxes           21,603       9,923      19,371
  Other                           47,759      56,074      49,163
                              __________  __________  __________

                                 133,526     132,536     134,318
                              __________  __________   _________

Total Assets                  $1,796,017  $1,835,698  $1,756,097
                              ==========  ==========  ==========


                REEBOK INTERNATIONAL LTD. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
                          (Amounts in thousands)

                                     March 31,       December 31,
                                   1998     1997         1997
                              __________  __________ ___________
                                   (Unaudited)

Current liabilities:
  Notes payable to banks      $   69,888   $  65,078    $ 40,665
  Commercial paper                34,816
  Current portion of
    long-term debt               117,821     114,101     121,000
  Accounts payable               170,129     183,330     192,142
  Accrued expenses               233,293     200,541     219,386
  Income taxes payable             6,975      81,483       4,260
                              __________  __________  __________
    Total current liabilities    632,922     644,533     577,453
                              __________  __________  __________
Long-term debt, net of
  current portion                629,176     740,808     639,355

Minority interest                 32,090      36,347      32,132

Commitments and contingencies

Outstanding redemption value
  of equity put options           16,559

Stockholders' equity:
  Common stock, par value
   $.01; authorized 250,000
   shares; issued March 31, 1998,
   93,030; issued March 31,
   1997, 92,805; issued
   December 31, 1997,
   93,116                            930         928         931
  Retained earnings            1,124,457   1,039,342   1,145,271
  Less 36,716 shares in
   treasury at cost             (617,620)   (617,620)   (617,620)
  Unearned compensation              (71)       (242)       (140)
  Foreign currency translation
    adjustment                   (22,426)     (8,398)    (21,285)
                              __________  __________  __________
                                 485,270     414,010     507,157
                              __________  __________  __________
Total liabilities and
  stockholders' equity        $1,796,017  $1,835,698  $1,756,097
                              ==========  ==========  ==========


The accompanying notes are an integral part of the condensed consolidated financial statements.

                  REEBOK INTERNATIONAL LTD. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                 (Amounts in thousands except per share data)
                                 (Unaudited)

                                            Three Months Ended
                                                March 31,
                                      ___________________________
                                                1998         1997
                                                ____         ____

Net sales                                   $ 880,123    $ 930,041
Other income (expense)                           (196)       1,096
                                            _________    _________

                                              879,927      931,137

Costs and expenses:
  Cost of sales                               566,072      573,812
  Selling, general and
    administrative expenses                   265,442      271,682
  Special charge                               35,000
  Amortization of intangibles                     967          760
  Interest expense                             17,602       15,913
  Interest income                              (4,842)      (1,989)
                                            _________    _________
                                              880,241      860,178
                                            _________    _________
Income (loss) before income taxes and
  minority interest                              (314)      70,959
Income tax expense (benefit)                     (100)      25,700
                                            _________    _________

Income (loss) before minority interest           (214)      45,259

Minority interest                               3,144        5,075
                                            _________    _________
Net income (loss)                           $  (3,358)   $  40,184
                                            =========    =========

Basic earnings (loss) per share             $    (.06)   $     .72
                                            =========    =========

Diluted earnings (loss) per share           $    (.06)   $     .69
                                            =========    =========


The accompanying notes are an integral part of the condensed consolidated financial statements.

                  REEBOK INTERNATIONAL LTD. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Amounts in thousands)
                                 (Unaudited)

                                                    Three Months Ended
                                                        March 31,
                                                    ________________
                                                    1998        1997
                                                    ____        ____

Cash flows from operating activities:
  Net income (loss)                            $   (3,358)  $  40,184
  Adjustments to reconcile net income (loss)
    to net cash provided by (used for)
    operating activities:
     Depreciation and amortization                 11,703      10,762
     Minority interest                              3,144       5,075
     Deferred income taxes                        (11,667)       (234)
     Special charge                                35,000
     Changes in operating assets and
      liabilities:
       Accounts receivable                       (130,738)   (156,320)
       Inventory                                   29,508      13,263
       Prepaid expenses                            (1,749)     (8,991)
       Other                                        6,022      15,069
       Accounts payable                           (22,049)     (5,118)
       Accrued expenses                           (21,656)     31,061
       Income taxes payable                         2,202      16,365
                                               __________  __________
         Total adjustments                       (100,280)    (79,068)
                                               __________  __________

Net cash used for operating activities           (103,638)    (38,884)
                                               __________  __________
Cash flows from investing activity:
  Payments to acquire property and
   equipment                                       (8,369)     (7,869)

                                               __________  __________



Net cash used for investing activity               (8,369)     (7,869)
                                               __________  __________

                   REEBOK INTERNATIONAL LTD. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                             (Amounts in thousands)
                                  (Unaudited)

                                                      Three Months Ended
                                                           March 31,
                                                     ___________________
                                                       1998       1997
                                                       ____       ____

Cash flows from financing activities:
  Net borrowings of notes payable to banks           29,978      35,600
  Proceeds from issuance of commercial paper         34,816
  Repayments of long-term debt                      (13,658)    (50,841)
  Proceeds from issuance of common stock to
    employees                                           282       6,612
  Proceeds from premium on equity put options         2,002
  Dividends to minority stockholders                 (2,590)
  Repurchases of common stock                        (3,181)
                                                   ________    ________

Net cash provided by (used for) financing
  activities                                         47,649      (8,629)
                                                   ________    ________

Effect of exchange rate changes on cash
  and cash equivalents                               (1,660)     (2,366)
                                                   ________    ________

Net decrease in cash and cash equivalents           (66,018)    (57,748)
                                                   ________    ________

Cash and cash equivalents at beginning of period    209,766     232,365
                                                   ________    ________

Cash and cash equivalents at end of period        $ 143,748   $ 174,617
                                                   ========    ========

Supplemental disclosures of cash flow information:


                                                       1998       1997
                                                       ____       ____

Cash paid during the period for:
  Interest                                         $ 18,475   $ 17,277
  Income taxes                                        8,852     11,680

The accompanying notes are an integral part of the condensed consolidated financial statements.

                REEBOK INTERNATIONAL LTD. AND SUBSIDIARIES
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
___________________________________________________

Basis of Presentation
_____________________


     The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals, as well as special charges) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim period. The interim financial information and notes thereto should be read in conjunction with the Company's latest annual report to shareholders. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of results to be expected for the entire year.


Recently Issued Accounting Standards
_____________________________________________

     During 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income" ("Statement 130"). The Company will adopt the provisions of Statement 130 for fiscal year end 1998. Comprehensive income is generally defined as all changes in stockholders' equity exclusive of transactions with owners such as capital investments and dividends. Comprehensive income (loss) for the quarters ended March 31, 1998 and 1997 was ($4.5) million and $26.1 million respectively.

     In June 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("Statement 131"). The Company will adopt the provisions of Statement 131 for fiscal year end 1998.

NOTE 2 - SPECIAL CHARGE
_______________________

     In the first quarter of 1998, the Company recorded a special charge of $35.0 million, amounting to $23.7 million after taxes, or $0.42 per share in connection with the Company's ongoing business re-engineering efforts. The charge was for personnel related expenses and certain other expenses associated with the restructuring or adjustment of underperforming marketing contracts. The business re-engineering, which is expected to eliminate 485 full-time positions, should enable the Company to achieve greater operating efficiencies by reducing management layers, combining business units and centralizing various business functions. The underperforming marketing contracts are being terminated or restructured to focus the Company's spending on those key athletes and teams who are more closely aligned with its brand positioning. The charge will cover certain one-time expenses, substantially all of which will affect cash.


     The components of the first quarter 1998 charge is presented below with additional information concerning the activities affecting the liability for special charges recorded during 1997 and 1998:




                         Balance     Q1 98         Q1 98       Balance
                        12/31/97   Additions    Payments/      3/31/98
                                                Utilization
                        ________   _________    ___________    _______

Marketing contracts      $ 25.0 M   $  18.5 M     $ (5.8) M    $ 37.7 M
Fixed asset write-downs     6.9                                   6.9
Employee severance          8.4        14.8         (1.3)        21.9
Termination of leases       5.8                                   5.8
Other                       1.0         1.7         (1.7)         1.0
                        ________   _________    ___________    _______
                         $ 47.1 M   $  35.0 M     $ (8.8) M    $ 73.3 M
                         ========  =========     =========     ========



NOTE 3 - EARNINGS PER SHARE
___________________________

     The following table sets forth the computation of basic and diluted earnings (loss) per share:

                                        Three Months Ended
                                             March 31
                                        ___________________

                                        1998          1997
                                        ____          ____
                         (Amounts in thousands, except per share data)

Numerator:
  Net income (loss)                 $ (3,358)      $ 40,184
                                     _______        _______

Denominator for basic earnings
per share:
  Weighted average shares             56,344         55,944

  Dilutive employee stock
  options                                N/A          2,487
                                     _______        _______

Denominator for diluted
earnings per share:
  Weighted average shares and
  assumed conversions                 56,344         58,431
                                    ========       ========

Basic earnings (loss) per share     $   (.06)      $    .72

Diluted earnings (loss) per
  share                             $   (.06)      $    .69


     Common stock equivalents were anti-dilutive and therefore were not included in the computation of weighted average shares used in computing diluted loss per share for the three months ended March 31, 1998.

NOTE 4 - CONTINGENCIES
______________________

     The Company is involved in various legal proceedings generally incidental to its business. While it is not feasible to predict or determine the outcome of these proceedings, management does not believe that they should result in a materially adverse effect on the Company's financial position, results of operations or liquidity. Included in these proceedings is a lawsuit filed by a former distributor in Brazil in which the plaintiff has asserted a claim for damages in excess of $50.0 million. In April 1998, a court of first instance in Brazil awarded this distributor damages of approximately $15.0 million. The Company is appealing this ruling, which it believes to be in error. The appeal will be heard on a de novo basis which means that the appeals court will make its own factual determinations and not be bound by the lower court's decisions. The Company believes that no material liability will result from this matter once it is concluded.


NOTE 5 - EQUITY PUT OPTIONS
___________________________

     From time to time the Company issues equity put options as part of its ongoing share repurchase programs. The redemption value of the options, which represents the option price times the number of shares under option, is presented in the accompanying condensed consolidated balance sheet as "Outstanding redemption value of equity put options." At March 31, 1998, 625,000 shares of outstanding common stock are subject to repurchase at prices ranging from $26.173 to $26.975 under the terms and conditions of these options. The outstanding options expire in January 1999.

                REEBOK INTERNATIONAL LTD. AND SUBSIDIARIES
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               RESULTS OF OPERATIONS AND FINANCIAL CONDITION


     The following discussion contains forward-looking statements which involve risks and uncertainties. The Company's actual results may differ materially from those discussed in such forward-looking statements. Prospective information is based on
management's then current expectations or forecasts.   Such
information is subject to the risk that such expectations or forecasts, or the assumptions underlying such expectations or forecasts, become inaccurate. Factors that could affect the Company's actual results and could cause such results to differ materially from those contained in forward-looking statements made by or on behalf of the Company include, but are not limited to, those discussed below and those described in Exhibit 99 - Issues and Uncertainties filed with this quarterly report on Form 10-Q.

OPERATING RESULTS
_________________

First Quarter 1998 Compared to First Quarter 1997
_________________________________________________


     Net sales for the quarter ended March 31, 1998 were $880.1 million, a decrease of 5.4% from 1997's first quarter net sales of $930.0 million. The Reebok Division's worldwide sales
(which includes sales of the Greg Norman Division) were $750.5 million, a 7.5% decrease from comparable sales of $811.6 million in the first quarter of 1997. Approximately one-half of the sales decline of the Reebok Division is due to currency fluctuations, primarily as a result of the strength of the U.S. dollar and the devaluation of certain Asian currencies. Reebok Brand's U.S. footwear sales decreased 12.2% to $293.7 million in the first quarter of 1998 from $334.6 million in the first quarter of 1997. This decrease in sales is primarily the result of increased rates of cancellations and returns and a slowdown in the timing of many retailers' delivery requirements as compared
to last year's first quarter.   Cancellations and returns
increased by approximately $35.0 million over last year's first quarter level, and the slowdown in the timing of retail deliveries also impacted comparisons by approximately $35.0 million. The Company expects these negative factors to continue into at least the second quarter of 1998. In addition, decreases in the classic and walking categories were only partially offset by increases in the running and basketball categories. The Reebok Division's U.S. apparel sales decreased by 1.1% to $96.8 million from $97.9 million in 1997. Decreased sales of Reebok branded and licensed apparel were partially offset by increased sales of apparel in Company-owned retail outlet stores and the Greg Norman Division. The Reebok Division's International sales (including footwear and apparel) were $360.0 million in the first quarter of 1998, a decrease of 5.0% from $379.1 million in the first quarter of 1997. The sales decline was partially attributed to foreign currency exchange rates and partially due to the deterioration of economic conditions in Japan, Korea, Brazil and Argentina. Sales during the first quarter of 1998 were down by 26% in Asia Pacific and by 25% in Latin America when compared to the first quarter of 1997. On a constant dollar basis for the quarter, the Reebok Division's International sales increased 2.0%. In constant dollars, sales of the Reebok Division's International footwear declined 3.0%, whereas the Reebok Division's International apparel sales increased 9.0%. For International sales, a significant decrease in the basketball category was partially offset by increases in the classic and children's categories. During the first quarter of 1998, apparel sales accounted for approximately 40.0% of Reebok's International Division's sales. On a local currency basis, the United Kingdom and Europe had increases in sales whereas Asia Pacific and Latin America reported a decline in sales.

     Rockport's first quarter sales increased by 9.5% to $129.6 million from $118.4 million in the first quarter of 1997. Domestic sales of this Division increased by 5.0% and International sales increased by 14.0%. Rockport's International sales were also negatively impacted by the economic conditions in Asia Pacific, where sales declined by 17.0% from the first quarter of 1997. Increased sales in Rockport's walking and outdoor categories were partially offset by decreased sales in the women's lifestyle category. The Ralph Lauren Footwear Division, which is included in Rockport's reported sales, had a sales increase of 23.0% in the first quarter of 1998, with all of the increase coming from active and rugged outdoor categories of Polo Sport.

     The gross margin of the Company declined to 35.7% during the first quarter of 1998 compared to 38.3% in 1997's first quarter. The decline reflects lower pricing margins on technology products, increased markdowns required to sell out-of-season or slow moving inventory of Reebok Brand footwear and a greater percentage of the Reebok footwear business being off-price due to the promotional retail environment during the first quarter of 1998. However, as compared to the fourth quarter of 1997, overall pricing margins improved slightly. Looking forward, the Company expects that its pricing margins will improve from the 1998 first quarter but that this improvement will be offset somewhat by higher markdown percentages on distressed inventory and a continued decline in full-price fill-in business due to the promotional activity at retail.

     Selling, general and administrative expenses for the first quarter of 1998 were $265.4 million, or 30.2% of sales, as compared to $271.7 million, or 29.2% of sales in 1997's first quarter. The impact of the cost reduction programs initiated in 1997 and continuing throughout 1998 did not have a significant impact on the first quarter 1998 spending. The Company expects to begin to realize some saving from these programs throughout the remainder of 1998. However, these cost reductions will be offset by increased expenditures in brand-building activities such as advertising and product development, as well as increased investments in several of the Company's growth businesses including the Rockport, Ralph Lauren Footwear, Greg Norman and retail outlet Divisions. In addition, during 1998 the Company expects to continue to incur ongoing start-up expenses for its European logistics operation and shared service company as well as the implementation of its global information system. These start-up expenses amounted to approximately $5.0 million in the first quarter of 1998 and are expected to aggregate to approximately $25 million for the full year. For the first quarter of 1998, exclusive of these start-up expenses, general and administrative type expenses declined 9.0% whereas product development expenses increased 11.0%. Advertising and marketing expenses in the first quarter of 1998 were approximately the same as in the first quarter of 1997.

     As described in Note 2, the Company recorded a special charge of $35.0 million in the first quarter of 1998 in connection with the Company's ongoing business re-engineering efforts for personnel related expenses and certain other expenses associated with the restructuring of underperforming marketing contracts. The business re-engineering, which is expected to eliminate 485 full-time positions, should enable the Company to achieve greater operating efficiencies by reducing management layers, combining business units and centralizing various business functions. The underperforming marketing contracts are being terminated or restructured to focus the Company's spending on those key athletes and teams who are more closely aligned with its brand positioning.

     Net interest expense decreased for the first quarter of 1998 as compared to the first quarter of 1997 as a result of debt repayments made during 1997.

     The effective income tax rate was approximately 32% in the first quarter of 1998 as compared to 36% in the first quarter of 1997. Looking forward, dependent on the geographic mix of earnings in 1998, the Company expects the first quarter 1998 rate to be indicative of the full year rate.

Reebok Brand Backlog
____________________

     The Reebok Brand backlog (including Greg Norman apparel) of open customer orders for the period April 1, 1998 through September 30, 1998 decreased 3.8% as compared to the same period last year. On a constant dollar basis, the Reebok Brand backlog decreased 2.6%. North American backlog for the Reebok Brand, which includes the U.S. and Canada, decreased 9.0% and the International backlog increased 5.7%. On a constant dollar basis, the International backlog increased 9.5%. Reebok U.S. footwear backlog decreased 6.0% and Reebok U.S. apparel backlog decreased 19% from the same period last year. These percentage increases are not necessarily indicative of future sales trends. The reasons for this are that many orders are cancelable, sales by company-owned retail stores can vary from year to year, many markets in South America and Asia Pacific are not included in the open orders since sales are made by independent distributors, and the ratio of orders booked early to at-once shipments can vary from period to period.


Liquidity and Sources of Capital
________________________________

     The Company's financial position remains strong. Working capital was $874.1 million at March 31, 1998 and $877.4 million at March 31, 1997. The current ratio at March 31, 1998, was 2.4 to 1, as compared to 2.5 to 1 at December 31, 1997 and 2.4 to 1 at March 31, 1997.

     Accounts receivable decreased from March 31, 1997 by $35.8 million, a decrease of 4.9%, which is consistent with the Company's sales decrease. Inventory increased by $13.8 million, or 2.7%, from March 31, 1997. Reebok Brand U.S. inventories
increased by 1.9%, or $3.6 million from    March 31, 1997.  Due
to cancellations and returns, the overall condition of the Reebok Brand U.S. footwear inventory has deteriorated somewhat from year end. The Company expects that it will be able to dispose of any excess inventory during the year but at increased discounts due to the promotional nature of the market. Inventories of Reebok Brand U.S. apparel declined 14.0% from last year's first quarter and Rockport's U.S. inventories declined 5.1%. Internationally, total inventories increased 5.0% which is in line with the backlog increase.

     During the twelve months ended March 31, 1998, cash and cash equivalents decreased by $30.9 million, and outstanding borrowings decreased by $68.2 million. Cash used for operations during the first quarter of 1998 was $103.6 million, an increase of $64.8 million as compared with the first quarter of 1997.
Cash generated from operations, together with the Company's existing credit lines and other financial resources, is expected to adequately finance the Company's current and planned 1998 cash requirements. However, the Company's actual experience may differ from the expectations set forth in the proceeding sentence. Factors that might lead to a difference include, but are not limited to, the matters discussed in Exhibit 99 - Issues and Uncertainties filed herewith, as well as future events that might have the effect of reducing the Company's available cash balances (such as unexpected operating losses or increased capital or other expenditures, as well as increases in the Company's inventory or accounts receivable) or future events that might reduce or eliminate the availability of external financial resources.

                       PART II  -  OTHER INFORMATION


Item 1  -  Legal Proceedings

Not applicable


Items 2  -  3

Not applicable

Item 4  -  Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on May 5,
1998. At the Annual Meeting, the following proposal was approved:

     Four Class II members of the Board of Directors were elected by shareholders as follows (there were no abstentions or broker non-votes):

                            Number of Votes    Number of Votes
         Name of Director   Cast For           Withheld
         ________________   _______________    _______________

     Paul R. Duncan          51,803,395            462,901
     M. Katherine Dwyer      51,488,905            777,391
     William F. Glavin       51,798,988            467,308
     Richard G. Lesser       51,801,079            465,217

Item 5

Not applicable

Item 6

(a)  Exhibits:

     10.1 Participation Agreement dated as of March 27, 1998 among Reebok International Ltd., as Lessee and as Guarantor, Credit Suisse Leasing 92A, L.P., as Lessor, the Lenders named therein, Credit Suisse First Boston, as Administrative Agent, Fleet National Bank, as Documentation Agent and Wachovia Bank, N.A. as Syndication Agent

     10.2 Lease dated as of March 27, 1998 between Credit Suisse
          Leasing 92A, L.P., as Lessor, and Reebok International
          Ltd., as Lessee

     10.3 Guaranty from Reebok International Ltd. dated as of
          March 27, 1998

     27.  Financial Data Schedule

     99.  Issues and Uncertainties

(b) Reports on Form 8-K: There were no reports on Form 8-K filed during the quarter ended March 31, 1998.

                                 SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:   May 14, 1998




                                    REEBOK INTERNATIONAL LTD.

                              BY:   /s/ KENNETH WATCHMAKER
                                    _________________________
                                    Kenneth Watchmaker
                                    Executive Vice President and
                                    Chief Financial Officer