Form 10-Q
period 1998-06-30
REEBOK INTERNATIONAL LTD
filed 1998-08-12
CIK 770949

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


  For the quarterly period ended June 30, 1998

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

  Yes  (X)       No  (  )

  The number of shares outstanding of registrant's common stock, par value $.01 per share, at August 7, 1998, was 56,444,700 shares.

REEBOK INTERNATIONAL LTD.


INDEX

PART I.    FINANCIAL INFORMATION:

Item 1     Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheets - June 30, 1998
             and 1997, and December 31, 1997 . . . . . . . .  3-4

           Condensed Consolidated Statements of Income - Three
             and Six Months Ended June 30, 1998 and 1997 . .    5

           Condensed Consolidated Statements of Cash Flows -
             Six Months Ended June 30, 1998 and 1997 . . . .  6-7

           Notes to Condensed Consolidated Financial
             Statements  . . . . . . . . . . . . . . . . . . 8-11

Item 2

           Management's Discussion and Analysis of Results
             Of Operations and Financial Condition . . . .  12-17


Part II.   OTHER INFORMATION:


Items 1-5  Not Applicable  . . . . . . . . . . . . . . . . .   18

Item  6    Exhibits and Reports on Form 8-K  . . . . . . . .   18

                  REEBOK INTERNATIONAL LTD. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Amounts in thousands)


                                     June 30,          December 31,
                                  1998      1997           1997
                                  ____      ____           ____
                                   (Unaudited)         (See Note 1)

Current assets:
  Cash and cash equivalents   $  143,924  $  122,307   $  209,766
  Accounts receivable, net
    of allowance for doubtful
    accounts (June 1998,
    $48,014; June 1997,
    $48,271; December 1997,
    $44,003)                     543,580     656,832      561,729
  Inventory                      596,600     580,933      563,735
  Deferred income taxes           81,375      71,677       75,186
  Prepaid expenses and other
    current assets                57,715      39,068       54,404
                               _________   _________     ________

    Total current assets       1,423,194   1,470,817    1,464,820
                               _________   _________    _________
Property and equipment, net      156,960     182,796      156,959

Non-current assets:
  Intangibles, net of
    amortization                  63,245      67,538       65,784
  Deferred income taxes           21,698       9,558       19,371
  Other                           46,565      54,669       49,163
                               _________   _________    _________

                                 131,508     131,765      134,318
                               _________   _________    _________

Total Assets                  $1,711,662  $1,785,378   $1,756,097
                               =========   =========    =========


                  REEBOK INTERNATIONAL LTD. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
                            (Amounts in thousands)

                                       June 30,             December 31,
                                  1998          1997           1997
                                  ____          ____           ____
                                     (Unaudited)           (See Note 1)

Current liabilities:
  Notes payable to banks       $   62,218    $   61,196     $   40,665
  Current portion of
    long-term debt                105,920        66,307        121,000
  Accounts payable                174,609       190,653        192,142
  Accrued expenses                202,845       200,323        219,386
  Income taxes payable             20,637        60,309          4,260
                               __________    __________     __________
    Total current liabilities     566,229       578,788        577,453
                               __________    __________     __________
Long-term debt, net of
  current portion                 607,822       731,955        639,355

Minority interest                  27,185        36,273         32,132

Commitments and contingencies

Outstanding redemption value
  of equity put options            16,559

Stockholders' equity:
  Common stock, par value
   $.01; authorized 250,000
   shares; issued June 30, 1998,
   93,159; issued
   June 30, 1997, 92,935;
   issued December 31,1997,
   93,116                             932           929            931
  Additional paid-in capital
  Retained earnings             1,133,769     1,062,970      1,145,271
  Less 36,716 shares
   in treasury at cost           (617,620)     (617,620)      (617,620)
  Unearned compensation               (56)         (208)          (140)
  Foreign currency translation
    adjustment                    (23,158)       (7,709)       (21,285)
                               __________    __________     __________
                                  493,867       438,362        507,157
                               __________    __________     __________
Total liabilities and
  stockholders' equity         $1,711,662    $1,785,378     $1,756,097
                               ==========    ==========     ==========


The accompanying notes are an integral part of the condensed consolidated financial statements.

                  REEBOK INTERNATIONAL LTD. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (Amounts in thousands except per share data)
                                  (Unaudited)

                                  Three Months Ended     Six Months Ended
                                       June 30,              June 30,
                                 ____________________    _________________
                                  1998       1997         1998        1997
                                  ____       ____         ____        ____

Net sales                    $ 760,567    $ 841,059   $1,640,690  $1,771,100
Other income (expense)          (5,393)        (783)      (5,586)        313
                             _________    _________   __________  __________

                               755,174      840,276    1,635,104   1,771,413

Costs and expenses:
  Cost of sales                480,239      517,548    1,046,311   1,091,360
  Selling, general and
    administrative expenses    253,428      274,715      518,873     546,397
  Special charge                                          35,000
  Amortization of intangibles      776          860        1,743       1,620
  Interest expense              16,616       16,305       34,225      32,218
  Interest income               (3,376)      (2,503)      (8,225)     (4,492)
                             _________    _________   __________  __________
                               747,683      806,925    1,627,927   1,667,103
                             _________    _________   __________  __________
Income before income taxes
  and minority interest          7,491       33,351        7,177     104,310

Income tax expense               2,411       12,000        2,311      37,700
                             _________    _________   __________  __________

Income before minority
  interest                       5,080       21,351        4,866      66,610

Minority interest               (1,066)       1,029        2,078       6,104
                             _________    _________   __________  __________

Net income                   $   6,146    $  20,322   $    2,788  $   60,506
                             =========    =========   ==========  ==========

Basic earnings per share     $     .11    $     .36   $      .05  $     1.08
                             =========    =========   ==========  ==========

Diluted earnings per share   $     .11    $     .35   $      .05  $     1.04
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

                  REEBOK INTERNATIONAL LTD. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Amounts in thousands)
                                  (Unaudited)


                                                    Six Months Ended
                                                        June 30,
                                                    ________________
                                                    1998        1997
                                                    ____        ____

Cash flows from operating activities:
  Net income                                   $    2,788  $   60,506
  Adjustments to reconcile net income
    to net cash used by
    operating activities:
     Depreciation and amortization                 24,760      22,704
     Minority interest                              2,078       6,104
     Deferred income taxes                        (12,123)     (3,963)
     Special charge                                35,000
     Changes in operating assets and
      liabilities:
       Accounts receivable                         13,325     (81,056)
       Inventory                                  (42,462)    (47,838)
       Prepaid expenses                            (3,555)    (13,009)
       Other                                       17,232      13,185
       Accounts payable                           (13,832)        (98)
       Accrued expenses                           (52,694)     30,959
       Income taxes payable                        15,594      (5,409)
                                               __________  __________
         Total adjustments                        (16,677)    (78,421)
                                               __________  __________

Net cash used by operating activities             (13,889)    (17,915)
                                               __________  __________
Cash flows from investing activity:
  Payments to acquire property and
   equipment                                      (20,128)    (17,574)
                                               __________  __________


 Net cash used by investing activity              (20,128)    (17,574)
                                               __________  __________
















                  REEBOK INTERNATIONAL LTD. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Cont'd)
                            (Amounts in thousands)
                                  (Unaudited)

                                                    Six Months Ended
                                                         June 30,
                                                    ________________

                                                     1998       1997
                                                     ____       ____

Cash flows from financing activities:
  Net borrowings of notes payable to banks      $  23,135    $ 28,746
  Payments of long-term debt                      (46,693)   (108,320)
  Proceeds from issuance of common stock to
    employees                                       1,295       9,902
  Proceeds from premium on equity put options       2,002
  Dividends to minority shareholders               (6,649)     (1,600)
  Repurchases of common stock                      (3,181)
                                                 ________    ________

Net cash used for financing activities            (30,091)    (71,272)
                                                 ________    ________

Effect of exchange rate changes on cash
  and cash equivalents                             (1,734)     (3,297)
                                                 ________    ________

Net decrease in cash and cash equivalents         (65,842)   (110,058)
                                                 ________    ________

Cash and cash equivalents at beginning of
  period                                          209,766     232,365
                                                 ________   _________

Cash and cash equivalents at end of period      $ 143,924   $ 122,307
                                                 ========   =========

Supplemental disclosures of cash flow information:

                                                    1998       1997
                                                    ____       ____

Cash paid during the period for:
  Interest                                       $ 23,835   $  34,708
  Income taxes                                      9,600      30,813


The accompanying notes are an integral part of the condensed consolidated financial statements.










                  REEBOK INTERNATIONAL LTD. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(Unaudited)
             (Dollar amounts in thousands, except per share data)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
___________________________________________________

Basis of Presentation
_____________________


     The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals, as well as special charges) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim period. The interim financial information and notes thereto should be read in conjunction with the Company's latest annual report to shareholders. The results of operations for the six months ended June 30, 1998 are not necessarily indicative of results to be expected for the entire year.

Recently Issued Accounting Standards
____________________________________

     During 1997, the Financial Accounting Standards Board issued
Statement No. 130, "Reporting Comprehensive Income" ("Statement 130").
The Company will adopt the provisions of Statement 130 for fiscal year end 1998. Comprehensive income is generally defined as all changes in stockholders' equity exclusive of transactions with owners such as capital investments and dividends. Comprehensive income for the quarters ended June 30, 1998 and June 30, 1997 was $5,414 and $21,001 respectively. Comprehensive income for the six months ended June 30, 1998 and 1997 was $915 and $47,149, respectively.

     In June 1997, the Financial Accounting Standards Board issued
Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("Statement 131"). The Company will adopt the provisions of Statement 131 for fiscal year end 1998.
















NOTE 2 - SPECIAL CHARGE
_______________________

     In the first quarter of 1998, the Company recorded a special charge of $35,000, amounting to approximately $23,700 after taxes, or $0.42 per share in connection with the Company's ongoing business re-engineering efforts. The charge was for personnel related expenses and certain other expenses associated with the restructuring or adjustment of underperforming marketing contracts. The business re-engineering, which will result in the termination of approximately 485 full-time positions, should enable the Company to achieve greater operating efficiencies by reducing management layers, combining business units and centralizing various business functions. The underperforming marketing contracts are being terminated or restructured to focus the Company's spending on those key athletes and teams who are more closely aligned with its brand positioning. The charge covers certain one-time expenses, substantially all of which will affect cash.

     The components of the first quarter 1998 charge are presented below with additional information concerning the activities affecting the reserve for special charges:


                         Balance    Q1 98       Six Months     Balance
                        12/31/97   Additions    Payments/      6/30/98
                                                Utilization
                        ________   _________    ___________    _______

Marketing contracts      $ 25.0 M   $  18.5 M     $(14.1) M     $ 29.4 M
Fixed asset write-downs     6.9                      (.2)          6.7
Employee severance          8.4        14.8         (8.4)         14.8
Termination of leases       5.8                                    5.8
Other                       1.0         1.7         (1.7)          1.0
                         ______     _______      ________      _______
                         $ 47.1 M   $  35.0 M     $(24.4) M     $ 57.7 M
                         ========  =========     =========     ========




NOTE 3 - EARNINGS PER SHARE
___________________________

     The following table sets forth the computation of basic and diluted earnings per share (amounts in thousands, except per share data):

                           Three Months Ended       Six Months Ended
                                June 30                 June 30
                          ___________________      _________________

                              1998     1997         1998       1997
                              ____     ____         ____       ____

Numerator:
  Net income               $  6,146   $ 20,322    $  2,788   $ 60,506
                            _______    _______     _______    _______

Denominator for basic
earnings per share:
  Weighted average shares    56,338     56,140      56,341     56,044

  Dilutive employee stock
  options                       817      2,010         816      2,270
                            _______    _______     _______    _______

Denominator for diluted
earnings per share:
  Weighted average shares
  and assumed conversions    57,155     58,150      57,157     58,314
                            =======    =======     =======    =======

Basic earnings per share   $    .11   $    .36    $    .05   $   1.08

Diluted earnings per
  share                    $    .11   $    .35    $    .05   $   1.04



NOTE 4 - CONTINGENCIES
______________________

     The Company is involved in various legal proceedings generally incidental to its business. While it is not feasible to predict or determine the outcome of these proceedings, management does not believe that they should result in a materially adverse effect on the Company's financial position, results of operations or liquidity. Included in these proceedings is a lawsuit filed by a former distributor in Brazil in which the plaintiff has asserted a claim for damages in excess of $50,000. In April 1998, a court of first instance in Brazil awarded this distributor damages of approximately $15,000. The Company is appealing this ruling, which it believes to be in error. The appeal will be heard on a de novo basis which means that the appeals court will make its own factual determinations and not be bound by the lower court's decisions. The Company believes that no material liability will result from this matter once it is concluded and, accordingly, no liability has been recorded in connection with the claim in the accompanying condensed consolidated financial statements.

NOTE 5 - EQUITY PUT OPTIONS
___________________________

     From time to time the Company issues equity put options as part of its ongoing share repurchase programs. The redemption value of the options, which represents the option price multiplied by the number of shares under option, is presented in the accompanying condensed consolidated balance sheet as "Outstanding redemption value of equity put options." At June 30, 1998, 625 shares of outstanding common stock are subject to repurchase at prices ranging from $26.173 to $26.975 under the terms and conditions of these options. The outstanding options expire in January 1999.

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


Operating Results
_________________

Second Quarter 1998 Compared to Second Quarter 1997
___________________________________________________


     Net sales for the quarter ended June 30, 1998 were $760.6 million, a decrease of 9.6% from 1997's second quarter net sales of $841.0 million. The Reebok Division's worldwide sales (which includes sales of the Greg Norman Division) were $634.3 million, a 12.2% decrease from sales of $722.5 million in the second quarter of 1997. Approximately 2% of the decline in the Reebok Division's worldwide sales is due to currency fluctuations, primarily as a result of the strength of the U.S. dollar and the devaluation of certain Asian currencies. Reebok Brand's U.S. footwear sales decreased 12.8% to $268.9 million in the second quarter of 1998 from $308.5 million in the second quarter of 1997. U.S. footwear sales of the Reebok Brand continued to be adversely affected by abnormally high rates of cancellations and returns partially due to generally poor industry conditions at retail. Cancellations and returns of this segment increased by approximately $20.0 million over last year's second quarter level. This increase includes the effect of the Company cancelling or recalling approximately 160,000 pair of DMX running shoes to inspect the product for a possible stitching defect. This recall adversely affected sales in the quarter by approximately $9.0 million. U.S. footwear categories that generated sales increases in the second quarter of 1998 were running, which has been a key focus of the Company due to the introduction of its new technology products, women's fitness, outdoor and children's; whereas all other categories reported decreases. U.S. apparel sales decreased in the second quarter by 9.3% to $79.8 million from $88.0 million in the second quarter of

1997. Increased sales of apparel in the Company's retail outlet stores and its Greg Norman Division were more than offset by declines in Reebok branded and licensed apparel. International sales of the Reebok Division (including footwear and apparel) were $285.6 million in the second quarter of 1998, a decrease of 12.4% from $326.0 million in the second quarter of 1997. The sales decline was partially attributed to fluctuations in foreign currency exchange rates and partially due to the deterioration of economic conditions in Japan, Korea, Brazil and Argentina. Sales during the second quarter of 1998 were down approximately 47% in Asia Pacific and 41% in Latin America when compared to the second quarter of 1997. On a constant dollar basis for the quarter, the Reebok Division's International sales decreased 7.6% with sales of footwear declining, and apparel sales increasing slightly. The European region reported sales increases whereas Asia Pacific and Latin America reported declines in sales. Most of the Reebok Division's International footwear categories declined during the quarter, however, the classics and children's categories had sales increases. During the second quarter of 1998, apparel sales accounted for 38.0% of Reebok's International Division's sales, as compared with 35.4% of sales in the second quarter of 1997.

     Rockport's second quarter sales increased by 6.6% to $126.3 million from $118.5 million in the second quarter of 1997. Rockport Brand's domestic sales increased by 6.5% while International sales decreased by 18.7%. Rockport Brand's International sales were negatively impacted by the adverse economic factors in Asia Pacific and Latin America, where sales declined approximately 56.0% and 30.0% respectively, from the second quarter of 1997. Some of this international decline is the result of inventory reductions by independent distributors. Rockport Brand's sales increased in the men's category, whereas the women's lifestyle category declined 30.7%. The Ralph Lauren Footwear Division, which is included in Rockport's reported sales, had a sales increase of 19.7% in the second quarter of 1998, with all of the increase coming from the Polo Sport segment.

     For the second quarter, the overall gross margin was 36.9% of sales which is an improvement from the first quarter rate of 35.7%, but down from last year's second quarter gross margin of 38.5%. U.S. Reebok Brand's footwear pricing margins improved from the first quarter. This improvement is the result of manufacturing efficiencies the Company is achieving with technology products and from sourcing changes initiated to take advantage of currency opportunities in the Far East. Much of the improvement was offset by a greater percentage of the Company's business being off-price due to the promotional activity in the market. International margins continue to be adversely affected by the strong U.S. dollar.

     Selling, general and administrative expenses for the second quarter of 1998 were $253.4 million, or 33.3% of sales, as compared to $274.7 million, or 32.7% of sales in 1997's second quarter. During the second quarter of 1998, the Company began to benefit from the various cost reduction programs initiated last year which had the overall effect of reducing the Company's total selling, general and administrative spending from last year's level. The Company continues to invest in the growth segments of the business including the Rockport, Polo/Ralph Lauren, Greg Norman and Retail Divisions. In addition, in the second quarter of 1998 the Company incurred start-up expenses for its European logistics and shared service companies as well as its global information system re-engineering efforts. These start-up expenses, which are mostly redundant in nature, amounted to approximately $13.0 million for the second quarter and are expected to aggregate approximately $35-$45 million for the full year. For the second quarter of 1998, exclusive of start-up expenses, general and administrative type expenses declined 14.4%.

     Net interest expense decreased for the second quarter of 1998 as compared to the second quarter of 1997 as a result of debt repayments. Other expense was $5.4 million for the quarter, an increase of over $4.0 million from last year second quarter. Most of the increase is due to foreign exchange losses on various unhedged positions.

     The effective income tax rate was approximately 32% in the second quarter of 1998 as compared to 36% in the second quarter of 1997 and 33% for the full year 1997 (exclusive of certain one-time tax benefits received in 1997). Looking forward, dependent on the geographic mix of earnings in 1998, the Company expects the second quarter 1998 rate to be indicative of the full year 1998 rate.

First Six Months 1998 Compared to First Six Months 1997
_______________________________________________________

     Net sales for the six month period ended June 30, 1998 were $1.641 billion, a decrease of 7.4% from 1997's net sales of $1.771 billion. The Reebok Division's worldwide sales (which includes sales of the Greg Norman Division) were $1.385 billion, a 9.7% decrease from sales of $1.534 billion in 1997. Approximately 2.3% of the decline in the Reebok Division's worldwide sales is due to currency fluctuations, primarily as a result of the strength of the U.S. dollar and the devaluation of certain Asian currencies. Reebok Brand's U.S. footwear sales decreased 12.5% to $562.6 million in the first six months of 1998 from $643.2 million in the 1997 period. U.S. footwear sales of the Reebok Brand continued to be adversely affected by abnormally high rates of cancellations and returns partially due to generally poor industry conditions at retail. Cancellations and returns of this segment increased by approximately $55.0 million as compared to the same period last year. U.S. footwear categories that generated sales increases in the first six month period of 1998 were running, which has been a key focus of the Company due to the introduction of its new technology products, women's fitness, outdoor and children's; whereas all other categories reported decreases. U.S. apparel sales decreased in the first six months by 5.0% to $176.6 million from $185.9 million in 1997. Increased sales of apparel in the Company's retail outlet stores and its Greg Norman Division were more than offset by declines in Reebok branded and licensed apparel. International sales of the Reebok Division (including footwear and apparel) were $645.6 million in the first six months of 1998, a decrease of 8.4% from $705.1 million in the first six months of 1997. The sales decline was partially attributed to fluctuations in foreign currency exchange rates and partially due to the deterioration of economic conditions in Japan, Korea, Brazil and Argentina. Sales during the first six months of 1998 were down approximately 36% in Asia Pacific and 33% in Latin America when compared to the first six months of 1997. On a constant dollar basis for the six month period, the Reebok Division's International sales decreased 2.7% with sales of footwear declining, and apparel sales increasing slightly. The European region reported sales increases whereas Asia Pacific and Latin America reported declines in sales. Most of the Reebok Division's International footwear categories declined during the six month period, however, the classics and children's categories had sales increases. During the first six months of 1998, apparel sales accounted for approximately 37.1% of Reebok's International Division's sales, as compared with 35.1% of sales in the first six months of 1997.

     Rockport's sales for the first six months increased by 8.0% to $255.9 million from $236.9 million in the first six months of 1997. Rockport Brand's domestic sales increased by 4.3% while International sales decreased by 2.7%. Rockport Brand's International sales were negatively impacted by the adverse economic factors in Asia Pacific, where sales declined approximately 35.0% from the first six months of 1997. Rockport Brand's sales increased in the men's category whereas the women's lifestyle category declined 20.8%. The Ralph Lauren Footwear Division, which is included in Rockport's reported sales, had a sales increase of 21.5% in the first six months of 1998, with all of the increase coming from the Polo Sport segment.

     For the first six months of 1998, the overall gross margin was 36.2% of sales which is down from last year's rate of 38.4% but an improvement when compared to the last six months of 1997, when the rate was 35.8%. U.S. Reebok Brand's footwear pricing margins for the first six months of 1998 were unfavorable when compared to the same period in 1997, but showed improvement when compared to the last six months of 1997. The improving trend in pricing margins is the result of manufacturing efficiencies the Company is achieving with technology products and from sourcing changes initiated to take advantage of currency opportunities in the Far East. Much of the improvement was offset by a greater percentage of the Company's business being off-price due to the promotional activity in the market. International margins continue to be adversely affected by the strong U.S. dollar.

     Selling, general and administrative expenses for the first six months of 1998 were $518.9 million, or 31.6% of sales, as compared to

$546.4 million, or 30.9% of sales in the first six months of 1997. During the first six months of 1998, the Company began to benefit from the various cost reduction programs initiated last year which had the overall effect of reducing the Company's total selling, general and administrative spending from last year's level. The Company continues to invest in the growth segments of the business including the Rockport, Polo/Ralph Lauren, Greg Norman and Retail Divisions. In addition, in the first six months of 1998 the Company incurred start-up expenses for its European logistics and shared service companies as well as its global information system re-engineering efforts. These start-up expenses, which are mostly redundant in nature, amounted to approximately $18.0 million for the six months and are expected to aggregate approximately $35-$45 million for the full year. For the first six months of 1998, exclusive of start-up expenses, general and administrative type expenses declined 8.7%.

     Net interest expense decreased for the first six months of 1998 as compared to the first six months of 1997 as a result of debt repayments. Other expense was $5.6 million for the first six months, an increase of over $5.0 million from last year's first six months. Most of the increase is due to foreign exchange losses on various unhedged positions.

     The effective income tax rate was approximately 32% for the first six months of 1998 as compared to 36% in the first six months of 1997 and 33% for the full year 1997 (exclusive of certain one-time tax benefits received in 1997). Looking forward, dependent on the geographic mix of earnings in 1998, the Company expects that the full year 1998 rate will approximate the rate during the first six month period.

Reebok Brand Backlog of Open Orders
___________________________________

     The Reebok Brand backlog of open customer orders for the period July 1 through December 31, 1998 decreased 17.1% as compared to the same period last year. North American backlog, which includes the U.S. and Canada, decreased 22.1% and the International backlog decreased 7.2%. On a constant dollar basis, the International backlog decreased 3.1%. U.S. footwear backlog decreased 20.9% and U.S. apparel backlog decreased 26.8% as compared to the same period last year. U.S. backlog comparisons are against a period last year which was just prior to the industry slowdown in the back-to-school period at retail. The retail slowdown has resulted in higher retail cancellations and returns during 1998. In addition, the Company believes retailers are being more conservative leaving more open-to-buy dollars available for at-once business. This situation, in combination with the unusually low at-once business in 1997's second half, suggests that these percentage decreases in open backlog in the U.S. are not necessarily indicative of future sales trends. In addition, many orders are cancelable, sales by company-owned retail stores can vary from year to year, many markets in South America and Asia Pacific are not included in the open orders since sales are made by independent distributors and the ratio of orders booked early to at-once shipments can vary from period to period.

Liquidity and Sources of Capital
________________________________

     The Company's financial position remains strong. Working capital was $857.0 million at June 30, 1998 and $892.0 million at June 30, 1997. The current ratio at June 30, 1998 and 1997 and December 31, 1997 was 2.5 to 1.

     Accounts receivable decreased from June 30, 1997 by $113.3 million, a decrease of 17.2%. The decrease is partially due to the sales decline and partially due to improved cash collections in the U.S. as compared to the first six months of 1997. Inventory increased $15.7 million or 2.7% from June 30, 1997. The increase is due to improved on-time deliveries from the factories and a higher rate of cancellations and returns in the U.S. The Company has adjusted footwear purchases for the balance of 1998 to be in line with current sales trends.

     Cash used for operations during the first six months of 1998 was $13.9 million, as compared to cash used for operations of $17.9 million during the first six months of 1997. Cash generated from operations during the balance of 1998, together with the Company's existing credit lines and other financial resources, is expected to adequately finance the Company's current and planned 1998 cash requirements. However, the Company's actual experience may differ from the expectations set forth in the preceding sentence. Factors that might lead to a difference include, but are not limited to, the matters discussed in Exhibit 99 - Issues and Uncertainties filed herewith, as well as future events that might have the effect of reducing the Company's available cash balances (such as unexpected operating losses or increased capital or other expenditures, as well as increases in the Company's inventory or accounts receivable) or future events that might reduce or eliminate the availability of external financial resources.

                        PART II  -  OTHER INFORMATION


Item 1  -  5

Not applicable


Item 6

(a)  Exhibits:


     27.  Financial Data Schedule

     99.  Issues and Uncertainties

(b) Reports on Form 8-K: There were no reports on Form 8-K filed during the quarter ended June 30, 1998.

                                  SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:   August 12, 1998




                                    REEBOK INTERNATIONAL LTD.

                              BY:   /s/ KENNETH WATCHMAKER
                                    _________________________
                                    Kenneth Watchmaker
                                    Executive Vice President and
                                    Chief Financial Officer