Form 10-Q
period 1998-09-30
REEBOK INTERNATIONAL LTD
filed 1998-11-13
CIK 770949

FORM 10-Q


                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549


             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


  For the quarterly period ended September 30, 1998

  Commission file number 1-9340


                      REEBOK INTERNATIONAL LTD.
-----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Massachusetts                           04-2678061
------------------------------------         --------------------
  (State or other jurisdiction of            (I.R.S. Employer
  incorporation or organization)              Identification No.)


  100 Technology Center Drive, Stoughton, Massachusetts  02072
-----------------------------------------------------------------
      (Address of principal executive offices)        (Zip Code)


                           (781) 401-5000
-----------------------------------------------------------------
           (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  Yes  (X)       No  (  )

The number of shares outstanding of registrant's common stock, par value $.01 per share, at November 6, 1998, was 56,444,900 shares.

REEBOK INTERNATIONAL LTD.


INDEX

PART I.    FINANCIAL INFORMATION:

Item 1     Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheets -
             September 30, 1998 and 1997, and
             December 31, 1997 . . . . . . . . . . . . . . . . .   3-4

           Condensed Consolidated Statements of Income - Three
             and Nine Months Ended September 30, 1998 and 1997.      5

           Condensed Consolidated Statements of Cash Flows -
             Nine Months Ended September 30, 1998 and 1997 . . .   6-7

           Notes to Condensed Consolidated Financial
             Statements  . . . . . . . . . . . . . . . . . . . .  8-11

Item 2

           Management's Discussion and Analysis of Results
             Of Operations and Financial Condition . . . . . . . 12-21


Part II.   OTHER INFORMATION:


Items 1-4  Not Applicable  . . . . . . . . . . . . . . . . . . .    22

Item  5    Other Information . . . . . . . . . . . . . . . . . .    22

Item  6    Exhibits and Reports on Form 8-K  . . . . . . . . . . 22-23

                   REEBOK INTERNATIONAL LTD. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)

                                   September 30,        December 31,
                                  1998      1997           1997
                                  ----      ----           ----
                                   (Unaudited)         (See Note 1)
Current assets:
  Cash and cash equivalents   $   99,021  $  139,906   $  209,766
  Accounts receivable, net
    of allowance for doubtful
    accounts (September 1998,
    $51,678; September 1997,
    $47,597; December 1997,
    $44,003)                     617,353     744,660      561,729
  Inventory                      535,734     562,829      563,735
  Deferred income taxes           79,183      79,078       75,186
  Prepaid expenses and other
    current assets                50,971      48,378       54,404
  Refundable income taxes                     36,078

    Total current assets       1,382,262   1,610,929    1,464,820
                               ---------   ---------    ---------

Property and equipment, net      174,286     169,022      156,959

Non-current assets:
  Intangibles, net of
    amortization                  62,344      67,187       65,784
  Deferred income taxes           21,037       9,022       19,371
  Other                           41,643      52,339       49,163

                                 125,024     128,548      134,318
                               ---------   ---------    ---------

Total Assets                  $1,681,572  $1,908,499   $1,756,097
                               =========   =========    =========

                   REEBOK INTERNATIONAL LTD. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
                             (Amounts in thousands)

                                    September 30,           December 31,
                                  1998          1997           1997
                                  ----          ----           ----
                                     (Unaudited)           (See Note 1)
Current liabilities:
  Notes payable to banks       $   45,541    $   85,886     $   40,665
  Current portion of
    long-term debt                 60,572       104,704        121,000
  Accounts payable                190,412       193,196        192,142
  Accrued expenses                207,617       241,367        219,386
  Income taxes payable             20,381        52,632          4,260
                               ----------    ----------     ----------
    Total current liabilities     524,523       677,785        577,453
                               ----------    ----------     ----------
Long-term debt, net of
  current portion                 578,614       683,012        639,355

Minority interest                  34,706        38,820         32,132

Commitments and contingencies

Outstanding redemption value
  of equity put options            16,559

Stockholders' equity:
  Common stock, par value
   $.01; authorized 250,000
   shares; issued
   September 30, 1998,
   93,161; issued
   September 30, 1997, 93,001;
   issued December 31, 1997,
   93,116                             932           930            931
  Retained earnings             1,162,019     1,139,008      1,145,271
  Less 36,716 shares
   in treasury at cost           (617,620)     (617,620)      (617,620)
  Unearned compensation               (41)         (172)          (140)
  Foreign currency translation
    adjustment                    (18,120)      (13,264)       (21,285)
                               ----------    ----------     ----------
                                  527,170       508,882        507,157
                               ----------    ----------     ----------
Total liabilities and
  stockholders' equity         $1,681,572    $1,908,499     $1,756,097
                               ==========    ==========     ==========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                   REEBOK INTERNATIONAL LTD. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (Amounts in thousands except per share data)
                                   (Unaudited)

                                  Three Months Ended     Nine Months Ended
                                       September 30,       September 30,
                                 --------------------    -----------------
                                  1998       1997         1998        1997
                                  ----       ----         ----        ----
Net sales                    $ 878,335    $1,009,053   $2,519,026  $2,780,153
Other expense                   (6,280)       (3,141)     (11,869)     (2,828)


                               872,055     1,005,912    2,507,157   2,777,325

Costs and expenses:
  Cost of sales                546,341       638,842    1,592,651   1,730,202
  Selling, general and
    administrative expenses    267,623       259,129      786,495     805,526
  Special charge                              33,161       35,000      33,161
  Amortization of intangibles      846           856        2,588       2,476
  Interest expense              15,939        16,111       50,164      48,329
  Interest income               (3,737)       (2,311)     (11,962)     (6,803)
                             ---------    ----------   ----------  ----------
                               827,012       945,788    2,454,936   2,612,891
                             ---------    ----------   ----------  ----------
Income before income taxes
  and minority interest         45,043        60,124       52,221     164,434

Income tax expense              14,500       (18,150)      16,811      19,550
                             ---------    ----------   ----------  ----------

Income before minority
  interest                      30,543        78,274       35,410     144,884

Minority interest                2,314         4,306        4,392      10,410
                             ---------    ----------   ----------  ----------

Net income                   $  28,229    $   73,968   $   31,018  $  134,474
                             =========    ==========   ==========  ==========

Basic earnings per share     $     .50    $     1.31   $      .55  $     2.40
                             =========    ==========   ==========  ==========

Diluted earnings per share   $     .50    $     1.26   $      .54  $     2.30
                             =========    ==========   ==========  ==========


The accompanying notes are an integral part of the condensed consolidated financial statements.

                   REEBOK INTERNATIONAL LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)

                                                    Nine Months Ended
                                                        September 30,
                                                    ----------------
                                                    1998        1997
                                                    ----        ----
Cash flows from operating activities:
  Net income                                   $   31,018  $  134,474
  Adjustments to reconcile net income
    to net cash provided by (used for)
    operating activities:
     Depreciation and amortization                 35,981      33,735
     Minority interest                              4,393      10,410
     Deferred income taxes                         (5,141)    (10,828)
     Special charge                                35,000      33,161
     Changes in operating assets and
      liabilities:
       Accounts receivable                        (36,844)   (175,071)
       Inventory                                   36,732     (36,129)
       Prepaid expenses                             4,122     (22,489)
       Other                                        6,150      16,042
       Accounts payable                            (7,611)      6,288
       Accrued expenses                           (50,314)     47,676
       Income taxes payable                        15,341     (12,887)
       Refundable income taxes                                (36,078)
                                               ----------  ----------
         Total adjustments                         37,809    (146,170)
                                               ----------  ----------

Net cash provided by (used for)
  operating activities                             68,827     (11,696)
                                               ----------  ----------
Cash flows from investing activity:
  Payments to acquire property and
   equipment                                      (45,610)    (23,215)
                                               ----------  ----------


 Net cash used by investing activity              (45,610)    (23,215)
                                               ----------  ----------


                   REEBOK INTERNATIONAL LTD. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Cont'd)
                             (Amounts in thousands)
                                   (Unaudited)

                                                    Nine Months Ended
                                                      September 30,
                                                    ----------------

                                                     1998       1997
                                                     ----       ----
Cash flows from financing activities:
  Net borrowings of notes
    payable to banks                            $   3,125   $  67,659
  Payments of long-term debt                     (121,049)   (131,098)
  Proceeds from issuance of common stock to
    employees                                       3,470      11,971
  Proceeds from premium on equity put options       2,002
  Dividends to minority shareholders               (6,649)     (1,600)
  Repurchases of common stock                      (3,181)
                                                 --------    --------

Net cash used for financing activities           (122,282)    (53,068)
                                                 --------    --------

Effect of exchange rate changes on cash
  and cash equivalents                            (11,680)     (4,480)
                                                 --------    --------

Net decrease in cash and cash equivalents        (110,745)    (92,459)
                                                 --------    --------

Cash and cash equivalents at beginning of
  period                                          209,766     232,365
                                                 --------   ---------

Cash and cash equivalents at end of period      $  99,021   $ 139,906
                                                 ========   =========

Supplemental disclosures of cash flow information:

                                                    1998       1997
                                                    ----       ----

Cash paid during the period for:
  Interest                                       $ 35,551   $  46,659
  Income taxes                                     23,879      43,929


The accompanying notes are an integral part of the condensed consolidated financial statements.

                  REEBOK INTERNATIONAL LTD. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
            (Dollar amounts in thousands, except per share data)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

Basis of Presentation
---------------------

         The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

         The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals, as well as special charges) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim period. The interim financial information and notes thereto should be read in conjunction with the Company's latest annual report to shareholders. The results of operations for the nine months ended September 30, 1998 are not necessarily indicative of results to be expected for the entire year.

         Certain amounts in the prior year have been reclassified to conform to the 1998 presentation.

Recently Issued Accounting Standards
------------------------------------

         During 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income" ("Statement 130"). The Company will adopt the provisions of Statement 130 for fiscal year end 1998. Comprehensive income is generally defined as all changes in stockholders' equity exclusive of transactions with owners such as capital investments and dividends. Comprehensive income for the quarters ended September 30, 1998 and September 30, 1997 was $33,267 and $68,413 respectively. Comprehensive income for the nine months ended September 30, 1998 and 1997 was $34,183 and $115,562, respectively.

         In June 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("Statement 131"). The Company will adopt the provisions of Statement 131 for fiscal year end 1998.

NOTE 2 - SPECIAL CHARGE
-----------------------

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

         The components of the first quarter 1998 charge are presented below with additional information concerning the activities affecting the reserve for special charges:

                         Balance   Q1 98        Nine Months    Balance
                        12/31/97   Additions    Payments/      9/30/98
                                                Utilization
                        --------   ---------    -----------    -------
Marketing contracts      $ 25.0 M   $  18.5 M     $(24.2) M     $ 19.3 M
Fixed asset write-downs     6.9                      (.1)          6.8
Employee severance          8.4        14.8        (13.3)          9.9
Termination of leases
  and other                 6.8         1.7         (4.2)          4.3
                          ------     -------      --------      -------
                         $ 47.1 M   $  35.0 M     $(41.8) M     $ 40.3 M
                         ========  =========     =========     ========


NOTE 3 - EARNINGS PER SHARE
---------------------------

         The following table sets forth the computation of basic and diluted earnings per share (amounts in thousands, except per share data):

                           Three Months Ended       Nine Months Ended
                              September 30            September 30
                           -------------------      -----------------

                              1998      1997        1998       1997
                              ----      ----        ----       ----
Numerator:
  Net income               $ 28,229   $ 73,968    $ 31,018   $134,474
                            -------    -------     -------    -------

Denominator for basic
earnings per share:
  Weighted average shares    56,445     56,258      56,376     56,115

  Dilutive employee stock
  options and equity put
  options                       445      2,483         696      2,318
                            -------    -------     -------    -------

Denominator for diluted
earnings per share:
  Weighted average shares
  and assumed conversions    56,890     58,741      57,072     58,433
                            =======    =======     =======    =======

Basic earnings per share   $    .50   $   1.31    $    .55   $   2.40

Diluted earnings per
  share                    $    .50   $   1.26    $    .54   $   2.30

NOTE 4 - CONTINGENCIES
----------------------

         The Company is involved in various legal proceedings generally incidental to its business. While it is not feasible to predict or determine the outcome of these proceedings, management does not believe that they should result in a materially adverse effect on the Company's financial position, results of operations or liquidity. Included in these proceedings is a lawsuit filed by a former distributor in Brazil in which the plaintiff asserted a claim for damages in excess of $50,000. In April 1998, a court of first instance in Brazil awarded this distributor damages of approximately $15,000, plus interest and attorney's fees. The Company appealed the ruling to a three-judge panel of the appellate court which upheld the trial court's decision by a vote of two to one. Because the appellate decision was not unanimous, the case is now being referred to a new panel of five appellate judges from the same court, who will decide the case on a de novo basis which means that the appellate panel will not have any obligation to defer to the factual or legal conclusions of the trial court or the first appellate panel, but the amount awarded must be within the parameters established by the minority and majority decisions of the prior appellate panel (a range from $72 to $15,000, plus interest and attorney's fees). The Company continues to believe the trial court's decision is in error and will aggressively pursue all rights of appeal available to it.

NOTE 5 - EQUITY PUT OPTIONS
---------------------------

         From time to time the Company issues equity put options as part of its ongoing share repurchase programs. The redemption value of the options, which represents the option price multiplied by the number of shares under option, is presented in the accompanying condensed consolidated balance sheet as "Outstanding redemption value of equity put options." At September 30, 1998, 625 shares of outstanding common stock are subject to repurchase at prices ranging from $26.173 to $26.975 under the terms and conditions of these options. The outstanding options expire in January 1999.

NOTE 6 - STOCK OPTION EXCHANGE AND RESTRUCTURING PROGRAM
--------------------------------------------------------

         On October 6, 1998, the Board of Directors approved a stock option exchange and restructuring program pursuant to which certain current employees of the Company that held stock options with exercise prices above market could elect to exchange all or none of their then outstanding employee stock options for a smaller number of new options, with a new four year vesting schedule. The number of existing outstanding option shares to be exchanged for the new option shares is at a ratio of 1.25:1. The new options have an exercise price of $12.625 per share, the closing price of Reebok common stock on October 6, 1998. Executive officers of the Company who are also directors and various other option holders were not eligible to participate in this program. Of the 9,932 option shares outstanding under the Company's stock option programs as of October 6, 1998, approximately 3,900 option shares (or approximately 40%) were eligible for this exchange and restructuring program. Substantially all of these options were exchanged by employees under the program.

                 REEBOK INTERNATIONAL LTD. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         The following discussion contains forward-looking statements about the Company's revenues, earnings, spending, margins, orders, products, plans, strategies and objectives. Any such statements are subject to risks and uncertainties that could cause the Company's actual results to differ materially from those discussed in such forward-looking statements. Prospective information is based on management's then current expectations or forecasts. Such information is subject to the risk that such expectations or forecasts, or the assumptions underlying such expectations or forecasts, become inaccurate. Factors that could affect the Company's actual results and could cause such results to differ materially from those contained in forward-looking statements made by or on behalf of the Company include, but are not limited to, those discussed below and those described in Exhibit 99 - Issues and Uncertainties filed with this quarterly report on Form 10-Q.


Operating Results
-----------------

Third Quarter 1998 Compared to Third Quarter 1997
---------------------------------------------------

         Net sales for the quarter ended September 30, 1998 were $878.3 million, a decrease of 13.0% from 1997's third quarter net sales of $1.009 billion. The Reebok Division's worldwide sales (which includes sales of the Greg Norman Division) were $731.1 million, a 15.1% decrease from sales of $861.1 million in the third quarter of 1997. Reebok Brand's U.S. footwear sales decreased 8.8% to $278.3 million in the third quarter of 1998 from $305.3 million in the third quarter of 1997. U.S. footwear sales of the Reebok Brand continued to be adversely impacted by over- capacity in the market due to significant retail expansion in the past few years and by changing consumer preferences. This has resulted in inventory backups for various brands and heavy promotional activity to sell the excess inventory. U.S. footwear categories that generated sales increases in the third quarter of 1998 were running, led by the Company's leadership DMX product, classics, children's and outdoor. These increases were offset by declines in most other categories principally men's and women's cross-training and walking. U.S. apparel sales decreased in the third quarter by 25.0% to $92.0 million from $122.7 million in the third quarter of 1997. Increased sales of apparel in the Company's retail outlet stores and its Greg Norman Division were more than offset by declines in Reebok branded and licensed apparel. The Company is in the process of repositioning the U.S. apparel business by upgrading its product offerings and exiting many of its unprofitable licensed apparel contracts.

          International sales of the Reebok Division (including footwear and apparel) were $360.8 million in the third quarter of 1998, a decrease of 16.7% from $433.1 million in the third quarter of 1997. The European region reported a sales increase during the quarter whereas all other International regions reported sales declines. The Company's sales performance is being adversely affected by economic conditions in Asia Pacific, Latin America and Russia. As compared with 1997's third quarter, sales in Asia Pacific declined 60% or $52 million in the quarter, and footwear sales to unconsolidated Latin American distributors declined by 65% or approximately $30 million. Another factor affecting International sales comparisons is currency; particularly in Russia and Asia Pacific. Fluctuations in foreign currency exchange rates account for approximately a 3% decline in sales in the quarter. During the quarter, International sales of footwear declined while International apparel sales increased. Most of the Reebok Division's International footwear categories declined during the quarter, however, the outdoor category had sales increases. During the third quarter of 1998, apparel sales accounted for 46.7% of Reebok's International Division's sales, as compared with 36.1% of sales in the third quarter of 1997.

         Rockport's third quarter sales were $147.2 million approximately the same as in the third quarter of 1997. Domestic sales for the Rockport brand decreased by 9.4% while International sales increased by 32.1%. The Company believes the domestic sales decline was due to a generally weak month of September at retail for department stores which impacted Rockport's fill-in business as retailers managed their inventories down. During the quarter, Rockport continued to expand its retail presence and is planning additional expansion for the fourth quarter. For the period from September to December, the Company's current plans call for installing an additional 241 powershop doors. This is in addition to the 178 installed from January through August. The Ralph Lauren Footwear Division, which is included in Rockport's reported sales, had a sales increase of 2.3% in the third quarter of 1998, as compared to the third quarter of 1997. In Spring 1999, the Company expects to expand the Polo Sport segment of the Ralph Lauren/Polo Sport footwear business and in the Fall of 1999 expects to debut a separate Lauren product segment.

         During the third quarter, the Company's overall gross margin was 37.8% of sales which is an increase from the second quarter rate of 36.9%, and an improvement from 1997's third quarter gross margin of 36.7%. This improving trend which began in the second quarter of 1998 is the result of manufacturing efficiencies the Company is achieving with technology products and from sourcing changes initiated to take advantage of currency opportunities in the Far East. Much of the improvement was offset by a greater percentage of the Company's business being off-price due to the promotional activity in the market. International margins continue to be adversely affected by the strong U.S.dollar.

         Selling, general and administrative expenses for the third quarter of 1998 were $267.6 million, or 30.5% of sales, as compared to $259.1 million, or 25.7% of sales in 1997's third quarter. The increased spending is attributable to the expansion of retail presence for all the Company's brands and investments in advertising, research, design and development. In addition, in the third quarter of 1998, the Company incurred start-up expenses for its European logistics and shared service companies as well as its global information system re-engineering efforts. These start-up expenses, which are mostly redundant in nature, amounted to approximately $10.0 million for the third quarter. Of this amount, $8.6 million is included in selling, general and administrative expenses and $1.4 million is included in cost of sales. These start-up expenses are expected to aggregate approximately $40-$50 million for the full year 1998. The Company expects to incur additional start-up expenses during most of 1999 until such time as these business re-engineering efforts are fully implemented. The Company has benefited from the various cost reduction programs initiated last year as all other selling, general and administrative expenses declined from last year's level by approximately $17 million.

         Net interest expense decreased for the third quarter of 1998 as compared to the third quarter of 1997 as a result of debt repayments. Other expense was $6.3 million for the quarter, an increase of $3.1 million from last year's third quarter. The increase is primarily due to the currency devaluation in Russia and the Company's share of losses in certain Latin American joint ventures.

         The effective income tax rate was approximately 32% in the third quarter of 1998 as compared to 36% in the third quarter of 1997 and 33% for the full year 1997 (exclusive of certain one-time tax benefits received in 1997). Looking forward, dependent on the geographic mix of earnings in 1998, the Company expects the third quarter 1998 rate to be indicative of the full year 1998 rate.

First Nine Months 1998 Compared to First Nine Months 1997
-------------------------------------------------------

         Net sales for the nine month period ended September 30, 1998 were $2.519 billion, a decrease of 9.4% from 1997's net sales of $2.780 billion. The Reebok Division's worldwide sales (which includes sales of the Greg Norman Division) were $2.116 billion, an 11.7% decrease from sales of $2.395 billion in 1997. Reebok Brand's U.S. footwear sales decreased 11.3% to $840.8 million in the first nine months of 1998 from $948.4 million in the 1997 period. U.S. footwear sales of the Reebok Brand continued to be adversely impacted by over-capacity in the market due to significant retail expansion in the past few years and by changing consumer preferences. This has resulted in inventory backups for various brands and heavy promotional activity to sell the excess inventory. U.S. footwear categories that generated sales increases in the nine month period of 1998 were running, led by the Company's leadership DMX product, classics, children's and outdoor. These increases were offset by declines in most other categories, principally men's and women's cross-training and walking. U.S. apparel sales decreased in the first nine months by 13.0% to $268.6 million from $308.6 million in 1997. Increased sales of apparel in the Company's retail outlet stores and its Greg Norman Division were more than offset by declines in Reebok branded and licensed apparel. The Company is in the process of repositioning the U.S. apparel business by upgrading its product offerings and existing many of its unprofitable licensed apparel contracts.

         International sales of the Reebok Division (including footwear and apparel) were $1.007 billion in the first nine months of 1998, a decrease of 11.6% from $1.138 billion in the first nine months of 1997. The European region reported a sales increase during the nine months, whereas all other International regions reported sales declines. The Company's sales performance is being adversely affected by economic conditions in Asia Pacific, Latin America and Russia. As compared to the first nine months of 1997, sales in Asia Pacific declined 45% or approximately $105 million in the first nine months and footwear sales to unconsolidated Latin American distributors declined by 53% or approximately $48 million. Another factor affecting International sales comparisons is currency; particularly in Russia and Asia Pacific. Fluctuations in foreign currency exchange rates account for approximately a 5% decline in sales in the nine month period. During the nine month period, International sales of footwear declined, and apparel sales increased slightly. Most of the Reebok Division's International footwear categories declined during the nine month period, however, the classics and children's categories had sales increases. During the first nine months of 1998, apparel sales accounted for approximately 40.6% of Reebok's International Division's sales, as compared with 35.5% of sales in the first nine months of 1997.

         Rockport's sales for the first nine months increased by 4.7% to $403.1 million from $384.9 million in the first nine months of 1997. Domestic sales of the Rockport brand were flat while its International sales increased by 12.2%. During the nine months, Rockport continued to expand its retail presence and is planning additional expansion for the fourth quarter. For the period from September to December, the Company's current plans call for installing an additional 241 powershop doors. This is in addition to the 178 installed from January through August. The Ralph Lauren Footwear Division, which is included in Rockport's reported sales, had a sales increase of 13.9% in the first nine months of 1998 as compared to the first nine months of 1997, with all of the increase coming from the Polo Sport segment. In Spring 1999, the Company expects to expand the Polo Sport segment of the Ralph Lauren/Polo Sport footwear business and in the Fall of 1999, expects to debut a separate Lauren product segment.

         During the first nine months of 1998, the Company's overall gross margin was 36.8% of sales which is down from last year's rate of 37.8% but an improvement when compared to the first six months of 1998, when the rate was 36.2%. This improving trend is the result of manufacturing efficiencies the Company is achieving with technology products and from sourcing changes initiated to take advantage of currency opportunities in the Far East. Much of the improvement was offset by a greater percentage of the Company's business being off-price due to the promotional activity in the market. International margins continue to be adversely affected by the strong U.S. dollar.

         Selling, general and administrative expenses for the first nine months of 1998 were $786.5 million, or 31.2% of sales, as compared to $805.5 million, or 29.0% of sales in the first nine months of 1997. The increased spending as a percentage of sales is attributable to the expansion of retail presence for all the Company's brands and investments in advertising, research, design and development. In addition, in the first nine months of 1998 the Company incurred start-up expenses for its European logistics and shared service companies as well as its global information system re-engineering efforts. These start-up expenses, which are mostly redundant in nature, amounted to approximately $32.7 million for the 1998 nine month period. Of this amount, $23.3 million is included in selling, general and administrative and $9.4 million is included in cost of sales. These expenses are expected to aggregate approximately $40-$50 million for the full year. The Company expects to incur additional start-up expenses during most of 01999 until such time as these business re-engineering efforts are fully implemented. The Company has benefited from the various cost reduction programs initiated last year, as all other selling, general and administrative expenses declined from last year's level by approximately $57 million.

         Net interest expense decreased for the first nine months of 1998 as compared to the first nine months of 1997 as a result of debt repayments. Other expense was $11.9 million for the first nine months, an increase of $9.0 million from last year's first nine months. This increase is primarily due to the currency devaluation in Russia and the Company's share of losses in certain Latin American joint ventures as well as foreign exchange losses on various unhedged positions.

         The effective income tax rate was approximately 32% for the first nine months of 1998 as compared to 36% in the first nine months of 1997 and 33% for the full year 1997 (exclusive of certain one-time tax benefits received in 1997). Looking forward, dependent on the geographic mix of earnings in 1998, the Company expects that the full year 1998 rate will approximate the rate during the first nine month period.

Reebok Brand Backlog of Open Orders
-----------------------------------

         The Reebok Brand backlog of open customer orders for the period October 1 through March 31, 1999 decreased 14.7% as compared to the same period last year. North American backlog, which includes the U.S. and Canada, decreased 22.9%, whereas, the International backlog increased 2.5%. On a constant dollar basis, International backlog decreased 2.8%. U.S. footwear backlog decreased 22.6% and U.S. apparel backlog decreased 30.7% as compared to the same period last year. U.S. backlog comparisons are against a period last year which was not significantly impacted by the industry slowdown which began in the back-to-school period of 1997. That retail slowdown has continued during 1998 and has resulted in higher retail cancellations and returns. In addition, the Company believes retailers are leaving more open-to-buy dollars available for at-once business. These changes in business conditions suggest that these percentage decreases in open backlog in the U.S. are not necessarily indicative of future sales trends. In addition, many orders are cancelable, sales by Company-owned retail stores can vary from year to year, many markets in South America and Asia Pacific are not included in the open orders since sales are made by independent distributors and the ratio of orders booked early to at-once shipments can vary from period to period.

Liquidity and Sources of Capital
--------------------------------

         The Company's financial position remains strong. Working capital was $857.7 million at September 30, 1998 and $933.1 million at September 30, 1997. The current ratio at September 30, 1998 was 2.6 as compared to 2.4 to 1 at September 30, 1997 and 2.5 to 1 at December 31, 1997.

         Accounts receivable decreased from September 30, 1997 by $127.3 million, a decrease of 17.1%. The decrease is partially due to the sales decline and partially due to improved cash collections in the U.S. as compared to the first nine months of 1997. Inventory decreased $27.1 million or 4.8% from September 30, 1997. In the U.S., the Company's footwear inventories are down 16%, a little less than the corresponding backlog decline. U.S. apparel inventories are down 20% and retail inventories are down 8% from last year. Inventories outside the U.S. are down slightly, but the quality of these inventories has improved, with much more of the inventory being current product.

         Cash provided by operations during the first nine months of 1998 was $68.6 million, as compared to cash used for operations of $11.7 million during the first nine months of 1997, an $80.3 million improvement despite lower earnings. Because of the improvement in cash flow, the Company elected to pre-pay its scheduled fourth quarter debt amortization in September. In addition, in cooperation with its bank group, the Company has amended certain of its credit arrangements to relax its debt to operating cash flow ratio covenant through December 31, 1999, at no additional cost to the Company. All other material terms and conditions of the credit arrangements remain unchanged. Cash generated from operations during the balance of 1998, together with the Company's existing credit lines and other financial resources, is expected to adequately finance the Company's current and planned 1998 cash requirements. However, the Company's actual experience may differ from the expectations set forth in the preceding sentence. Factors that might lead to a difference include, but are not limited to, the matters discussed in Exhibit 99 - Issues and Uncertainties filed herewith, as well as future events that might have the effect of reducing the Company's available cash balances (such as unexpected operating losses or increased capital or other expenditures, as well as increases in the Company's inventory or accounts receivable) or future events that might reduce or eliminate the availability of external financial resources.

Year 2000 Readiness Disclosure
--------------------

         The year 2000 issue, which is common to most corporations, concerns the inability of information technology (IT) systems, including computer software programs, as well as non-IT systems, to properly recognize and process date sensitive information related to the year 2000 and beyond. This could potentially cause a system failure or miscalculation that could disrupt operations.

         In order to determine the Company's readiness for the year 2000, the Company has conducted a global review of both its IT and non-IT systems to identify the systems that could be affected by the technical problems associated with the year 2000. As part of this review, a management team was selected to inventory all IT (mainframe, network and desktop hardware and software), and non-IT embedded systems (security, fire prevention, elevators, climate control systems, etc.) to address the year 2000 issue, including an assessment of the costs required to effect such a plan. The team is currently in the process of evaluating these inventoried items to determine a remediation method and implementation plan. A significant portion of the IT evaluation is complete and the non-IT evaluation is in process and is expected to be complete by December 1998.

         In 1993 the Company developed a strategic information systems plan which provided for the adoption of a new global information systems infrastructure which would substantially improve the Company's systems capability. This new global system will replace substantially all legacy systems with year 2000 compliant software and will thus also address the year 2000 issue. The Company began investments in this new global strategic system in 1994, with investments continuing each year thereafter and expected to continue through the year 2000. The global SAP system being adopted by the Company did not previously have an appropriate application for the footwear and apparel industry. Thus the Company, together with its software vendor and another company in the apparel industry, developed a new software application for the footwear and apparel industry which is now being implemented by the Company.

         The Company believes that, with modifications to existing software and converting to SAP software and other packaged software, the year 2000 will not pose significant operational problems for the Company's computer systems. However, if the modifications and conversions are not implemented or completed in a timely or effective manner, the year 2000 problem could have a material adverse impact on the operations and financial condition of the Company. In addition, in converting to SAP software, the Company is relying on its software partner to develop and support new software applications and there could be problems in successfully developing and implementing such new applications. The Company is the first in the apparel and footwear industry to implement this new software application and, because of the year 2000 time restraints, the schedule for implementation is accelerated. Thus there are substantial risks that problems could arise in implementation or that the system may not be fully effective by the end of 1999. The SAP system has been installed and implementation has been substantially completed in one of the Company's business units, as well as in certain other functional areas. The system is now being configured for rollout to other operating units. The Company also plans to do testing of its year 2000 readiness during 1999.

          Because the Company's conversion to SAP software will replace much of the Company's software with year 2000 compliant systems, it is difficult to segregate the incremental costs associated with the year 2000 issue. The Company expects that the total costs of converting to the global SAP system will be approximately $75 million, of which approximately $50 million has been spent to date. Capitalized costs which are included in this estimate are expected to be approximately $30 million. These costs do not include internal staffing costs. These estimates assume that the Company will not incur significant year 2000 related costs on behalf of its suppliers, customers or other third parties.

          The Company is also focusing on major suppliers and customers to assess their compliance with the year 2000. This effort is being handled internally and is currently in process. The Company will be assessing its largest customers and vendors to determine that their operations are year 2000 compliant. The Company is also developing plans to test year 2000 compliance with significant suppliers during 1999 and will use the results of such tests to determine if contingency plans are necessary and to prepare such plans. The Company is dependent on its suppliers, joint venture partners, independent distributors and customers to implement appropriate changes to their computer systems to address the year 2000 issue. The failure of such third parties to effectively address such an issue could have a material adverse effect on the Company's business.

         Contingency plans for year 2000-related interruptions are being developed and will include, but not be limited to, the development of emergency backup and recovery procedures, remediation of existing systems parallel with implementation of the new systems, and replacing electronic applications with manual processes. These contingency plans are, however, subject to variables and uncertainties. There can be no assurance that the Company will correctly anticipate the level, impact or duration of potential non-compliance or that its contingency plans will be sufficient to mitigate the impact of any potential failures.

         Estimates of time and cost and risk assessments are based on currently available information. Developments that could affect such estimates and assessments include, but are not limited to, the ability to hold to the schedule defined for SAP and other package conversion; the ability to remediate all relevant computer code for those limited applications targeted to be remediated; cooperation and remediation success of the Company's suppliers and customers; and the ability to implement suitable contingency plans in the event of year 2000 system failures at the Company or its suppliers or customers.

                           PART II - OTHER INFORMATION


Item 1  -  4

Not applicable

Item 5

Advance Notice Provision and Discretionary Voting Authority

         Under the Company's bylaws, stockholders who wish to make a proposal at the 1999 Annual Meeting - other than one that will be included in the Company's proxy materials - must notify the Company no earlier than January 5, 1999 and no later than February 19, 1999, or if the meeting is called for a date which is more than 75 days prior to the anniversary date of the 1998 Annual Meeting, not later than the close of business on the 10th day following the date notice of such meeting is mailed or made public, whichever is earlier. Under recent changes to the Federal proxy rules, if a stockholder who wishes to present such a proposal fails to notify the Company by the date required by the Company's bylaws, then the proxies that management solicits for the 1999 Annual Meeting will include discretionary authority to vote on the stockholder's proposal in the event it is properly brought before the meeting notwithstanding the Company's bylaws.


Item 6

(a)      Exhibits:

10.1 Letter Agreement dated July 14, 1998 between Robert Meers and Reebok International Ltd.

10.2 Employment Agreement dated September 8, 1998 between Carl J. Yankowski and Reebok International Ltd.

10.3 Promissory Note dated September 11, 1998 by Carl J. Yankowski to Reebok International Ltd.

27.      Financial Data Schedule

99.      Issues and Uncertainties

(b) Reports on Form 8-K:

               A report on Form 8-K was filed by the Company on October 7, 1998 to report the Company's stock option exchange and restructuring program.

               A report on Form 8-K was filed by the Company on October 22, 1998 to report amendments to the Company's Amended and Restated Credit Agreement and Guarantee Agreement and its Participation Agreement.

                           SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:   November 13, 1998




                            REEBOK INTERNATIONAL LTD.

                            BY:   /s/ KENNETH WATCHMAKER
                                -------------------------
                                Kenneth Watchmaker
                                Executive Vice President and
                                Chief Financial Officer