Form 10-K405
period 1998-12-31
REEBOK INTERNATIONAL LTD
filed 1999-03-24
CIK 770949

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 1998 Commission File Number 1-9340

                            REEBOK INTERNATIONAL LTD.
             (Exact name of registrant as specified in its charter)

          MASSACHUSETTS                                   04-2678061
 (State or other jurisdiction of               (IRS Employer Identification No.)
  incorporation or organization)

100 TECHNOLOGY CENTER DRIVE, STOUGHTON, MASSACHUSETTS        02072
     (Address of principal executive offices)              (zip code)

Registrant's telephone number, including area code:  (781) 401-5000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 11, 1999, the aggregate market value of the registrant's voting stock held by non-affiliates of the registrant was approximately $799,931,073.

As of March 11, 1999, 55,969,886 shares of the registrant's Common Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Annual Report to Shareholders for the fiscal year ended December 31, 1998 (certain parts as indicated herein in Parts I, II and IV).

         Definitive Proxy Statement dated March 26, 1999 for the Annual Meeting of Shareholders to be held on May 4, 1999 (certain parts as indicated herein in Part III).

                                     PART I

Item 1. Business.

         Reebok International Ltd., a Massachusetts corporation organized on July 26, 1979, is a global company engaged primarily in the design and marketing of sports and fitness products, including footwear and apparel, as well as the design and marketing of footwear and apparel for non-athletic "casual" use. The Company has four major brand groups: the Reebok Division, which is primarily responsible for the Company's REEBOK(R) brand, the Greg Norman Division, which is responsible for the GREG NORMAN(R) brand, and the Company's subsidiaries, The Rockport Company, Inc. ("Rockport") which is responsible for the ROCKPORT(R) brand, and Ralph Lauren Footwear Co., Inc. which is responsible for footwear sold under the RALPH LAUREN(R) and POLO SPORT(R) brands. (Reebok International Ltd. is referred to herein, together with its subsidiaries, as "Reebok" or the "Company" unless the context requires otherwise.)

         During calendar year 1998, net income for the Company decreased to $23.9 million, or $.42 per diluted share (inclusive of a $35 million (pre-tax) special charge in the first quarter for personnel-related expenses in connection with ongoing business re-engineering efforts and the restructuring of certain underperforming marketing contracts) from $135.1 million, or $2.32 per diluted share (inclusive of special charges related to the Company's global restructuring activities and the restructuring of a number of marketing contracts, as well as a special tax benefit related to a favorable ruling concerning outstanding tax matters associated with the June 1996 sale of the Company's Avia subsidiary), for the year ended December 31, 1997. Net sales for the Company decreased by 11.5%, from $3.644 billion in 1997 to $3.225 billion in 1998.

         The following is a discussion of the business of each of the Company's operating units.

REEBOK DIVISION

         The Reebok Division designs, produces and markets sports, fitness and casual footwear, apparel and accessories, that combine the attributes of athletic performance and style, as well as related sports and fitness products. The Division's products include footwear for a variety of sports and fitness categories, lifestyle footwear marketed under the Reebok Classic brand, and sports and fitness apparel and accessories. The Reebok Division's products also include footwear and apparel for children sold under the REEBOK(R) brand, as well as footwear and apparel sold under the WEEBOK(R) brand. The Division continues to expand its product scope through its strategic licensing program, pursuant to which the Company's technologies and/or trademarks are licensed to third parties for fitness equipment, sporting goods, sports and fitness videos and related products and services.

         The Reebok Division has recently been reorganized into six strategic business units (SBU's), each of which will have responsibility for product and marketing for the unit's business, as well as certain responsibility for profitability and cash flow for the unit. The SBU's are:

         The Classic Footwear SBU, which will focus on lifestyle footwear;

         The Performance Footwear SBU, which will be responsible for Baseball, Basketball, Cross-Training, Football, Golf, Running, Soccer, Tennis and Adventure/Outdoor footwear categories;

         The Fitness SBU, which will be responsible for men's and women's Fitness and Walking footwear categories, the Division's existing exercise equipment business and other related sports and fitness products (under the Division's licensing program) and Reebok University;

         The Global Apparel SBU, which is responsible for sports and fitness apparel worldwide;

         The Kids' Products SBU, which will focus on children's products sold under the REEBOK and WEEBOK brands; and

         The Retail Operations SBU, which will be responsible for Reebok retail stores, as well as developing retail merchandising and promotional concept.

         During the past few years, the Reebok Division has focused its efforts on enhancing the performance of its products and developing proprietary technologies which can help consumers reach their own personal level of achievement. The Reebok Division seeks to broaden its targeted customer base beyond athletes, to include consumers of all ages who seek sports and fitness products that will help them lead healthier and happier lives. By building upon its heritage and strengths in the fitness and lifestyle categories, the Division's strong technology platform and its reputation as an authentic performance brand, Reebok plans to offer products that appeal to a broad segment of the marketplace.

TECHNOLOGY

         Reebok places a strong emphasis on technology and has continued to incorporate various proprietary performance technologies in its products, focusing on cushioning, stability and lightweight features.

         As part of its commitment to offer leading footwear technologies, the Division engages in product research, development and design activities in the Company's Stoughton, Massachusetts headquarters, where it has a state-of-the-art 50,000 square foot product development facility which is dedicated to the design and development of technologically-advanced athletic and fitness footwear, and in its various Far East offices. Reebok also has product development centers in the Far East to enable its development activities to be more closely integrated with production. There are development centers in Korea and in China and a new development center was opened in Taiwan in 1998.

         Reebok's most significant proprietary technology is its DMX(R) technology which provides superb cushioning utilizing an active air flow system. Originally introduced in 1995, Reebok has enhanced and expanded this technology by developing multiple versions of DMX to meet the performance demands of various activities. This structure is set up to take into account performance attributes, aesthetics and price among the various versions. Reebok currently offers a broad array of products which incorporate the different versions of DMX at various price-points, and in numerous footwear categories. For example, the Company's DMX 10 technology incorporates a ten-pod, heel to forefoot, active air transfer system delivering cushioning when and where it is needed. The DMX(R) 10 technology was first introduced at retail in April 1997 in the Run DMX. In February 1998, Reebok debuted at retail DMX 6, a six-pod, heel to forefoot, active air transfer system, in a running shoe, Run DMX 6. During 1998, the Company further expanded its offering of products featuring DMX technology, and began offering DMX Lite products which combine the cushioning benefits of the DMX technology with the lightweight advantages of the 3D ULTRALITE technology (discussed below). In November 1998, Reebok introduced The Answer II, an Allen Iverson signature basketball shoe which combines DMX and 3D ULTRALITE. The Fusion shoe, which combines the DMX 10 pod system with 3D ULTRALITE was introduced in early 1999. The Company plans to introduce other DMX Lite products in 1999.

         3D ULTRALITE technology is Reebok's approach to lightweight performance footwear. 3D ULTRALITE is a proprietary material that allows the midsole and outsole to be combined in one injection molded unit composed of foam and rubber, thus making the shoe lightweight, flexible and durable. In 1998, the Company expanded its introduction of 3D ULTRALITE technology at retail in a variety of footwear categories.

         Finally, Reebok has incorporated advanced technology into its apparel products with the introduction of HYDROMOVE(R) technology in certain performance apparel. This moisture management system helps keep athletes warm in cold weather and dry and cool in hot weather. Performance apparel incorporating the HYDROMOVE technology first became available at retail at the end of 1996. During 1998 Reebok continued to offer apparel products incorporating the HYDROMOVE technology.

MARKETING AND PROMOTIONAL ACTIVITIES

         The Reebok Division devotes significant resources to advertising its products to a variety of audiences through television, radio and print media and utilizes its relationships with major sports figures in a variety of sports to maintain and enhance visibility for the REEBOK brand. The Reebok Division's advertising program in 1998 was directed toward both the trade and the ultimate consumers of REEBOK(R) products. The major advertising campaigns in 1998 included the "Creating Possibilities" campaign which focused on Reebok's proprietary DMX and 3D ULTRALITE technologies and their ability to create possibilities for athletes, one athlete at a time, and the "Clones" ad campaign which featured Reebok breaking out from the competition with its DMX technology and proclaimed the DMX(R) 10 running shoe as "The Best Running Shoe in the History of the World".

         Consistent with the Division's effort to broaden its consumer appeal, "Reebok Unlimited" has been adopted as the marketing umbrella for the brand, representing unlimited possibilities and the "unlimited" array of products that Reebok offers consumers for the various aspects of their life, from performance products to lifestyle and children's products. Under this umbrella, the Division is currently testing and developing a new brand position "The Human Movement" reflecting increasing consumer frustration with professional sports and its current emphasis on unhealthy economic and competitive attitudes over the love of sport itself. This humanity positioning is the very essence of the original values of the REEBOK brand, grounded in the Reebok Human Rights Awards, Reebok's efforts to improve factory working conditions and Reebok's focus on comfort and performance product benefits that consumers can feel. Consistent with this positioning, the Division continues to be significantly involved in athletic endorsements and sport sponsorships, but has focused on fewer key sponsorships, achieving more of a balance in its marketing activities and promoting fitness and other activities, as well as sports.

         Some of the key athlete endorsements in 1998 included Reebok's endorsement arrangement with Allen Iverson of the Philadelphia 76ers, with whom Reebok markets a signature line of footwear and apparel. Other endorsements in basketball in 1998 came from professional players such as Shawn Kemp, Kenny Anderson and Steve Smith. In addition, Reebok sponsors a number of college basketball programs and has a sponsorship agreement with the Harlem Globetrotters.

         To promote the sale of its cross training footwear in 1998, Reebok used endorsements by prominent athletes such as National Football League ("NFL") players Derrick Thomas, John Elway, Herman Moore and Ben Coates, as well as Major League Baseball ("MLB") players Juan Gonzalez , Nomar Garciaparra, Mo Vaughn and Roger Clemens. To promote its cleated football and baseball shoes, the Company also has endorsement contracts with numerous MLB and NFL players, and sponsors a number of college football programs.

         The Company has an agreement with NFL Properties under which Reebok has been designated a "Pro Line" licensee for the U.S. and international markets with the right to produce and market uniforms and sideline apparel bearing NFL team logos. Pursuant to this agreement, in 1998 Reebok supplied uniforms and sideline apparel to the San Francisco 49ers, Detroit Lions, New York Giants, New Orleans Saints, Kansas City Chiefs and Atlanta Falcons. This arrangement ended with the 1998 season. In addition to the Pro Line license, Reebok has an agreement with the NFL under which Reebok is one of only three brands authorized to provide NFL players with footwear that has visible logos.

         In soccer, Reebok has a number of sponsorship agreements including contracts with Dennis Bergkamp of Arsenal and the Netherlands, Spain's Raul who plays for European Cup holder Real Madrid and Spain, and Argentinean Gabriel Batistuta of Fiorentina. The Company also has major sponsorship agreements with the Liverpool Football Club, one of the world's best known club soccer teams, and, beginning in 1999, with the Argentina National Football Association, who are two time World Cup winners. In addition, Reebok sponsors the national teams of Colombia and Chile, as well as such club teams as Aston Villa (UK), Borussia Moenchengladbach (Germany), Palmeiras (Brazil), Brondby (Denmark) and the Bolton Wanderers of England, for which the sponsorship includes naming rights to the team's new soccer arena, the Reebok Stadium. Reebok is also the official uniform supplier of U.S. Major League Soccer team, the New England Revolution.

         Tennis promotions in 1998 included endorsement contracts with well-known professionals including Venus Williams, Patrick Rafter and Michael Chang. Promotional efforts in running included endorsement contracts with such prominent runners as Ato Boldon, Kim Batten and Marie Jose Perec.

         To promote its women's sports and fitness products, Reebok sponsored athletes such as Rebecca Lobo of the WNBA, as well as Michelle Akers and Julie Foudy of the U.S. national soccer team, Lisa Fernandez of the U.S. national softball team and Liz Masakayan, pro beach volleyball player. In addition, Reebok sponsors a variety of college basketball and volleyball teams.

         In 1998 the Reebok Division also continued its promotional and educational efforts in the fitness area. Through Reebok University and its network of Master trainers and Alliance fitness instructors, the Division develops and promotes numerous fitness programs such as its WALK REEBOK program which promotes walking, its CYCLE REEBOK program that features the CYCLE REEBOK studio cycle, the Reebok Flexible Strength program that develops strength and flexibility simultaneously and the RNT and Reebok Strength programs which focus on strength training. These programs were complemented by the marketing and sale of a line of REEBOK(R) fitness videos, as well as the marketing and sale of REEBOK fitness equipment products such as the STEP REEBOK exercise platform, the CYCLE REEBOK studio cycle, the REEBOK Body Trec, the REEBOK ACD line of home treadmills and the REEBOK home bike collection.

         To gain further visibility for the REEBOK brand, Reebok has entered into certain key sport sponsorships, such as an arrangement under which Reebok was designated the official footwear and apparel sponsor of the Russian Olympic Committee and approximately 25 individual associated Russian sports federations; this arrangement was extended through the Sydney 2000 Summer Olympic Games. In addition, Reebok will be an official sponsor of the Sydney 2000 Olympic Games and the official sports brand of the 1998 and 2000 Australian Olympic teams, as well as an official sponsor and supplier of sports footwear and apparel to the national Olympic teams from New Zealand, Poland and South Africa. Reebok also has school-wide sponsorship arrangements with colleges such as University of Texas, University of Virginia and University of Wisconsin. In 1998, the Reebok Division also ran marketing promotions on its Internet website.

         During 1998 the Reebok Division brought its message on product performance and brand essence directly to the consumer. As part of this strategy, the Division launched a direct-to-the-consumer campaign called "Try on the Future" in 1998 which involved a nationwide mobile tour designed to give consumers the opportunity to experience and "try on" Reebok's new products and technologies. The campaign generated positive responses from consumers regarding REEBOK products.

U.S. OPERATIONS

         The Reebok Division's U.S. operations unit is responsible for all footwear and apparel products sold in the United States by the Division. This unit is also responsible for operations in Canada which are managed by a wholly-owned subsidiary. Sales of footwear in the United States totaled approximately $1.062 billion in 1998 compared to $1.229 billion in 1997. REEBOK(R) brand apparel sales (including GREG NORMAN(R) apparel) in the U.S. in 1998 totalled approximately $362.2 million, compared to approximately $431.9 million in 1997.

         In the U.S., the Reebok Division uses both an employee sales force as well as independent sales representatives to sell its products. Reebok's U.S. national sales staff and locally-based sales employees and sales representatives are supported by field service representatives employed by Reebok who travel to assist in retail merchandising efforts and provide information to consumers and retailers regarding the features of the Company's products.

         The Division's U.S. distribution strategy emphasizes high-quality retailers and seeks to avoid lower-margin mass merchandisers and discount outlets. REEBOK(R) footwear is distributed primarily through specialty athletic retailers, sporting goods stores and department stores, with specialty products, such as golf products and equipment, also being distributed in certain specialty channels. Distribution of the Company's apparel line is predominantly through department, sporting goods and specialty stores. The Reebok Division also sells its products through REEBOK(R) concept or company stores, see discussion under "Retail" below.

INTERNATIONAL OPERATIONS

         The Reebok Division's international sales are coordinated from the Company's corporate headquarters in Stoughton, Massachusetts, which is also where the Division's regional operations responsible for Latin America are located. There are also regional offices in Leusden, Holland, which is responsible for Europe; in Hong Kong, which is responsible for Far East operations; and in Delhi, India, which is responsible for India, the Middle East and Africa. The Canadian operations of the Division are managed through a wholly-owned subsidiary headquartered outside of Toronto, Canada. The Division markets REEBOK(R) products internationally through wholly-owned subsidiaries in Austria, Belgium, Canada, France, Germany, Ireland, The Netherlands, Italy, Poland, Portugal, Russia, Switzerland and the United Kingdom and majority-owned subsidiaries in Japan, India, South Korea, Spain and South Africa. In November 1998, the Company formed a wholly-owned subsidiary to assume responsibility for the distribution of REEBOK and ROCKPORT products in Sweden, Denmark and Norway, following the bankruptcy of Reebok's former distributor for this territory. The Company anticipates divesting its minority stake in its Brazilian distributor, which will thereafter function as an independent distributor. REEBOK products are also marketed internationally through 28 independent distributors and joint ventures in which the Company holds a minority interest. The Company or its wholly-owned U.K. subsidiary holds partial ownership interests in 6 of these international distributors, with its percentage of ownership ranging from 30 to 35 percent. Through this international distribution network products bearing the REEBOK brand are actively marketed in approximately 170 countries and territories.

         In 1998 Reebok continued restructuring its international logistics operations. This global restructuring effort includes reducing the number of European warehouses in operation, establishing a shared services company to centralize European administrative operations, and implementing a global management information system. The global restructuring initiative, a major portion of which is expected to be completed in 1999, should enable the Company to achieve operational efficiencies and to manage its business on a global basis more cost-effectively. In November 1998 Reebok began receiving limited product in its new 700,000 square foot distribution center in Rotterdam, which will ultimately receive all inbound product for European distribution. The facility began limited shipping in January 1999 for one Reebok European distributor and other European distributors will be gradually phased in through 1999 and 2000. Reebok's shared services company has also begun operation and provides administrative support to a few European distributors. The shared services company will expand its operation to additional European distributors during 1999.

         During 1998 the contribution of the Division's International operations unit to overall sales of REEBOK(R) products (including GREG NORMAN(R) apparel) decreased to $1.267 billion from $1.471 billion in 1997. The Division's 1998 international sales were negatively impacted by adverse financial conditions in Latin America, the Far East and Russia, as well as foreign currency exchange rates. These sales figures do not reflect the full wholesale value of all REEBOK products sold outside the United States in 1998 because some of the Division's distributors are not subsidiaries and thus their sales to retailers are not included in the calculation of the Division's international sales. If the full wholesale value of all international sales of REEBOK products are included, total sales of REEBOK products outside the United States represent approximately $1.454 billion in wholesale value, consisting of approximately 29.6 million pairs of shoes totalling approximately $828.8 million in wholesale value of footwear sold outside the United States in 1998 (compared with approximately
33.2 million pairs totalling approximately $1.098 billion in 1997) and approximately $625.1 million in wholesale value of REEBOK apparel (including GREG NORMAN apparel) sold outside the United States in 1998 (compared with approximately $680.5 million in 1997).

LICENSING

         The Company has continued to pursue its strategic trademark and technology licensing program begun in 1991. This program is designed to pursue opportunities for licensing the Company's trademarks, patents and other intellectual property to third parties for sporting goods, apparel and related products and services. The licensing program is focused on expanding the REEBOK(R) brand into new sports and fitness markets and enhancing the reputation of the Company's brands and technologies. The Company has pursued strategic alliances with licensees who Reebok believes are leaders and innovators in their product categories and who share Reebok's commitment to offering superior, innovative products. The Company believes that its licensing program reinforces Reebok's reputation as a market leader.

         The Company's licensing program includes such products as a full line of athletic gloves, all featuring the REEBOK trademark and Reebok's Vector Logo; a collection of REEBOK performance sports sunglasses; REEBOK weight belts, both with and without Reebok's INSTAPUMP(TM) technology, a collection of REEBOK infant and toddler apparel, a line of REEBOK team uniforms and jackets, and REEBOK school supplies. Through licensees, Reebok also sells REEBOK fitness videos and REEBOK fitness audio tapes.

         Pursuant to its licensing program, Reebok has a full line of REEBOK fitness equipment products for the home market, as well as fitness equipment products designed for use in health clubs and other institutional markets. The initial home fitness products debuted at the Super Show in Atlanta in February 1998. Home fitness products include the REEBOK ACD line of home treadmills, the REEBOK elliptical cross-trainer and the REEBOK home bike collection. Reebok's line of club fitness products include the REEBOK Body Trec(TM), REEBOK Body Peak, REEBOK Studio Cycle and the REEBOK Ridge Rocker. Through its licensee, Reebok also launched a line of strength equipment products in April 1998 in Europe and introduced a line of REEBOK strength products in the U.S. at the end of 1998. Reebok has also entered into various license agreements for the sale of the REEBOK fitness equipment products internationally.

         As part of the Company's licensing program, WEEBOK(R) infant and toddler apparel and accessories and a line of WEEBOK(R) footwear are sold by licensees. WEEBOK is a fashion-oriented, kid specific brand, which offers apparel in sizes 0-7 and footwear in sizes 0-12.

         Reebok is a partner in the REEBOK Sports Club/NY, a premier sports and fitness complex in New York City featuring a wide array of fitness equipment, facilities and services in a luxurious atmosphere. The club utilizes approximately 125,000 square feet and occupies 5 floors of the Lincoln Square project. A REEBOK concept store, as well as ROCKPORT and GREG NORMAN concept stores, is located in the building. Reebok has also entered into a license agreement under which its licensee developed a Reebok Sports and Fitness Center in Bologna, Italy, which opened in early 1999.

RETAIL

         The Company operates in the United States approximately 175 factory direct stores (including REEBOK, ROCKPORT and GREG NORMAN stores and combination stores, in which stores for all three brands are located at a single site) which sell a variety of footwear, apparel and accessories marketed under the Company's various brands. The Company intends to continue to open additional factory direct stores, although its policy is to locate and operate these retail outlets in such a way as to minimize disruption to its normal channels of distribution.

         The Company also operates a REEBOK(R) "concept" or company retail store in New York City. The store sells a wide selection of current, in-line REEBOK(R), footwear and apparel. Internationally, there are a number of REEBOK retail stores owned by the Company, its subsidiaries or its independent distributors. The Company continues to open retail stores either directly or through its distributors in numerous international markets. REEBOK retail shops are important means of presenting the brand in markets such as China, India, Korea, Russia and South America, as well as in other international markets.

         The Company is currently working to develop a retail store concept to showcase the REEBOK brand at retail and expects to incorporate this design into independently-owned retail stores, dedicated exclusively to the sale of Reebok products. In 1998 the Company tested one such concept in a store in the United States and further testing will be done in 1999.

THE ROCKPORT COMPANY

         The Company's Rockport subsidiary, headquartered in Marlboro, Massachusetts, designs, produces and distributes specially engineered comfort footwear for men and women worldwide under the ROCKPORT(R) brand, as well as apparel through a licensee.

         Rockport's net sales increased by approximately $21.4 million in 1998, to $533.9 million from $512.5 million in 1997. Rockport's sales include $73.2 million of sales of the RALPH LAUREN footwear business in 1998 and $64.0 million in 1997.

         Designed to address the different aspects of customers' lives, the ROCKPORT product line includes casual, dress, outdoor performance, golf and fitness walking shoes. In 1998, Rockport continued to focus on its men's business with extension of its World Tour product into additional patterns. In addition, Rockport expanded its customer base by introducing new styles and contemporary collections to attract younger consumers. Rockport also prepared for a renewed focus on its women's business in 1999, with the introduction in 1998 of its Journey 21 collection, a casual woman's shoe collection featuring Rockport's Soul Sensation(TM) footbed, which provides relaxation and comfort through a system of air channels that deliver massage-like stimulation. Rockport plans to introduce in 1999 other women's footwear products incorporating this new footbed.

         Internationally, the ROCKPORT brand continues to grow. In 1998 the ROCKPORT brand's international revenues grew in excess of 20% through expansion within its existing markets and opening of new markets.

         Rockport focused in 1998 on the expansion of its retail presence through an increase in the United States in the number of its ROCKPORT shops - independent retail shops dedicated exclusively to the sale of ROCKPORT products
- from 21 to 34, the opening of a number of Rockport shop-in-shops and increased placement of Rockport fixturing with third-party retailers. In addition, Rockport emphasized retail in its international business by opening additional "concept" or retail shops outside of the United States, operated by Rockport distributors or third party retailers.

         Rockport continued its "uncompromise" marketing campaign with ads highlighting people who are comfortable with their particular individuality, coupled with the tag line "Be comfortable. Uncompromise(TM). Start with your feet." In 1998 this campaign featured such personalities as Tony nominee John Leguizamo and the world's most famous drag queen, Ru Paul dressed as a man. In addition, Rockport promoted its connection to adventure travel through sponsorship of the Earthwatch Institute, a non-profit organization that conducts research expeditions throughout the world. During 1998 Rockport continued expanding its offerings on its Internet website, and grew its business-to-business direct purchase program which enables employees at participating companies to purchase ROCKPORT products through Rockport's website.

         Rockport markets its products to authorized retailers throughout the United States primarily through a locally-based employee sales staff, although Rockport utilizes independent sales agencies for certain products. Internationally, Rockport markets its products through approximately 30 locally based distributors in approximately 50 foreign countries and territories. A majority of the international distributors are either subsidiaries of the Company or joint venture partners or independent distributors which also sell REEBOK brand products.

         Rockport distributes its products predominantly through select higher-quality national and local shoe store chains, department stores, independent shoe stores, and outdoor outfitters, emphasizing retailers that provide substantial point-of-sale assistance and carry a full product line. Rockport also sells its products through independently-owned ROCKPORT dedicated retail shops, as well as ROCKPORT concept or company stores. Rockport has concept or company retail stores in San Francisco, California, Boston, Massachusetts, Newport, Rhode Island, King of Prussia, Pennsylvania and New York City. In addition, there are a number of ROCKPORT shops - independent stores which sell Rockport products exclusively - in the U.S. as well as internationally. Rockport has not pursued mass merchandisers or discount outlets for the distribution of its products.

RALPH LAUREN(R) BRAND

         In 1998 the RALPH LAUREN footwear business, which was acquired in May 1996, continued to grow. A broader range of products was offered in the POLO SPORT(R) athletic footwear line. In addition, RALPH LAUREN Footwear extended its design and development work to include the RLX(TM) collection, consisting of high performance athletic footwear, and the Lauren(TM) collection for women; for both categories, product will be introduced at retail in 1999.

         RALPH LAUREN footwear is marketed to authorized retailers principally through an employee staff, although RALPH LAUREN Footwear retained independent sales agencies in 1998 for sales of certain products to specialty distribution points. Products are distributed primarily through higher-quality department stores and, in the case of POLO SPORT footwear, through specialty athletic retailers. Products are also sold through space licensing arrangements at RALPH LAUREN/POLO retail stores. The Ralph Lauren Footwear Company operates "concept" footwear departments in RALPH LAUREN/POLO stores in a number of locations in the United States, including New York City, and Beverly Hills, California and new departments in Chicago, Illinois, and Palm Beach, Florida, which opened at the end of 1998. In addition, the Ralph Lauren footwear subsidiary has footwear retail operations in approximately 19 RALPH LAUREN/POLO factory direct stores and operates one factory direct store in Tannersville, Pennsylvania.

GREG NORMAN(R) BRAND

         The Company's Greg Norman Division produces a collection of apparel and accessories marketed under the GREG NORMAN(R) name and logo. The GREG NORMAN Collection has grown from a golf apparel line to a broader line of men's casual sportswear. The GREG NORMAN product line has been expanded to include a wide range of apparel products -- from leather jackets and sweaters to activewear and swimwear -- at a variety of upper-end price-points. In the Fall of 1999, the Greg Norman Division plans to introduce a Greg Norman Boys' Collection to complement the men's apparel line. The Greg Norman Division intends to grow the GREG NORMAN brand further by offering a variety of lifestyle products and expanding into international markets. It is anticipated that the Division will accomplish such expansion through various licensing and distribution arrangements. In 1998 Greg Norman footwear, leather and hosiery products were sold through licensees of the Company. The Division anticipates entering into a number of new agreements which will broaden the scope of products offered and expand distribution internationally.

         The GREG NORMAN brand is marketed through its endorsement by pro golfer Greg Norman, and a marketing and advertising campaign designed to emphasize his aggressive, bold, charismatic and "winning" style. The current tag line for the brand and marketing focus is the theme "Attack Life(TM)".

         GREG NORMAN products are distributed principally at department and men's specialty stores, on-course pro-shops and golf specialty stores and are sold by a combination of independent and employee sales representatives. The GREG NORMAN Collection is also sold in GREG NORMAN dedicated shops within independently-owned retail stores, as well as GREG NORMAN concept or company stores. There are two GREG NORMAN concept or company retail stores in New York City. In 1998, the GREG NORMAN Collection significantly expanded its shelf space at third-party retailers and a number of new GREG NORMAN dedicated shops within third-party retailers were opened.

MANUFACTURING

         Virtually all of the Company's products are produced by independent manufacturers, almost all of which are outside the United States, except that some of the Company's apparel and some of the component parts used in the Company's footwear are sourced from independent manufacturers located in the United States. Each of the Company's operating units generally contracts with its manufacturers on a purchase order basis, subject in most cases to the terms of a formal manufacturing agreement between the Company and such manufacturers. All contract manufacturing is performed in accordance with detailed specifications furnished by the operating unit, subject to strict quality control standards, with a right to reject products that do not meet specifications. To date, the Company has not encountered any significant problem with product rejection or customer returns due to quality problems. The Company generally considers its relationships with its contract manufacturers to be good.

         As part of its commitment to human rights, the Company has adopted certain human rights standards and a monitoring program which applies to manufacturers of its products. Through its human rights initiatives, Reebok has eliminated the need for toluene from all cold cement shoe production (representing 98% of Reebok athletic shoe production in Asia), has an ongoing program to provide technical assistance to improve air quality in factories producing REEBOK footwear, has implemented a worker communication system to resolve conflicts in such factories and has taken steps to increase certain wages and to reduce overtime hours at such factories. In conjunction with its human rights program, the Company required its supplier of soccer balls in Pakistan to end the use of child labor by centralizing all production, including ball stitching, so that the labor force can be adequately monitored to prevent the use of child labor. Reebok soccer balls are sold with a guarantee that the balls are made without child labor.

         China, Indonesia, Thailand and the Philippines were the Company's primary sources for footwear, accounting for approximately 42%, 25%, 18%, and 6%, respectively, of the Company's total footwear production during 1998 (based on the number of units produced). The Company's largest manufacturer, which has several factory locations, accounted for approximately 14% of the Company's total footwear production in 1998.

         Reebok's wholly-owned Hong Kong subsidiary, and a network of affiliates in China, Indonesia, India, Thailand, Taiwan, South Korea and the Philippines, provide quality assurance, quality control, and inspection services with respect to footwear purchased by the Reebok Division's U.S. and International operations. In addition, this network of affiliates inspects certain components and materials purchased by unrelated manufacturers for use in footwear production. The network of affiliates also facilitates the shipment of footwear from the shipping point to point of destination, as well as arranging for the issuance to the unrelated footwear manufacturers of letters of credit, which are the primary means used to pay manufacturers for finished products. The Company's apparel group utilizes the services of independent third parties, as well as the Company's Hong Kong subsidiary and its network of affiliates in the Far East, to assist in the placement, inspection and shipment of apparel and accessories orders internationally. Production of apparel in the United States is through independent contractors which are retained and managed by the Company's apparel group. ROCKPORT(R) footwear products are produced by independent contractors which are retained and managed through country managers employed by Rockport. The remainder of the Company's order placement, quality control and inspection work abroad is handled by a combination of employees and independent contractors in the various countries in which its products are made.

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

TRADE POLICY

         For several years, imports from China to the U.S., including footwear, have been threatened with higher or prohibitive tariff rates, either through statutory action or intervention by the Executive Branch, due to concern over China's trade policies, human rights, foreign weapons sales practices and its foreign policy. Further debate on these issues is expected to continue in 1999. However, the Company does not currently anticipate that restrictions on imports from China will be imposed by the U.S. during 1999. If adverse action is taken with respect to imports from China, it could have an adverse effect on some or all of the Company's product lines, which could result in a negative financial impact. The Company has put in place contingency plans which should allow it to diversify some of its sourcing to countries other than China if any such adverse action occurred. In addition, the Company does not believe that it would be more negatively impacted by any such adverse action than its major competitors. The actual effect of any such action will, however, depend on a number of factors, including how reliant the Company, as compared to its competitors, is on production in China and the effectiveness of the contingency plans put in place.

         The European Union ("EU") imposed import quotas on certain footwear from China in 1994. The effect of such quota scheme on Reebok has not been significant because the quota scheme provides an exemption for certain higher-priced special technology athletic footwear, which exemption is available for most REEBOK products. This exemption does not, however, cover most of Rockport's products and thus could result in an adverse effect on Rockport's international sales. As a result, Rockport is pursuing alternative sources for its products to reduce such effect. However, there can be no guarantee that Rockport will be successful in implementing such alternative sourcing arrangements.

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

         The EU also has imposed antidumping duties on certain leather upper footwear from China, Thailand and Indonesia. These duties apply only to low cost footwear, below the import prices of most Reebok and Rockport products. Thus the Company's products have not been significantly impacted by such duties.

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

         Various other countries have taken or are considering steps to restrict footwear imports or impose additional customs duties or other impediments, which actions affect the Company as well as other footwear importers. The Company, in conjunction with other footwear importers, is aggressively challenging such restrictions and is attempting to develop new production capacity in countries not subject to those restrictions. Nevertheless, such restrictions have in some cases had a significant adverse effect on the Company's sales in some of such countries, most notably Argentina, although they have not had a material adverse effect on the Company as a whole.

PRINCIPAL PRODUCTS

         Sales of the following categories of products contributed more than 10% to the Company's total consolidated revenue in the years indicated: 1998, footwear (approximately 72%) and apparel (approximately 28%); 1997, footwear (approximately 72%) and apparel (approximately 27%); 1996, footwear (approximately 75%) and apparel (approximately 24%).

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

WORKING CAPITAL ARRANGEMENTS

         In conjunction with the Company's repurchase of approximately 17 million shares of its common stock pursuant to a Dutch Auction self-tender offer in 1996, the Company entered into a credit agreement underwritten by Credit Suisse and a syndicate of major banks. The facility included a committed $750 million revolving credit line to replace the Company's previous $300 million revolving credit facility. The balance of the facility is a $640 million six-year term loan which was used to finance the share repurchase. In July 1997, the Company amended and restated this agreement to reduce the revolving credit portion of the facility to $400 million. As part of this amendment, the commitment fees the Company is required to pay on the unused portion of the revolving credit facility, as well as the borrowing margins over the London Interbank Offer Rate paid on the term loan and used portion of the revolving credit facility, were reduced. The amendment further removed or relaxed various covenants including the restrictions on asset acquisitions and sales, capital expenditures, future indebtedness and investments. The Company subsequently amended its credit arrangements in October 1998 to relax the debt coverage ratio covenants in such agreements. The balance of the term loan as of December 31, 1998 was approximately $427 million.

         The Company also has various arrangements with numerous banks which provide an aggregate of approximately $974 million of uncommitted facilities, substantially all of which are available to the Company's foreign subsidiaries. Of this amount, approximately $340 million is available for short-term borrowings and bank overdrafts, with the remainder available for letters of credit for inventory purchases. At December 31, 1998, approximately $167 million was outstanding for open letters of credit for inventory purchases, in addition to approximately $48 million in notes payable to banks.

         The Company also has authority to issue up to $200 million of commercial paper which is supported to the extent available by its revolving credit and loan agreements, referred to above. As of December 31, 1998, the Company had no commercial paper obligations outstanding.

         In December 1998, Moody's Investor Service, Inc. ("Moody's") lowered the Company's credit rating and in January 1999, Standard & Poor's Rating Group ("S&P") lowered the Company's credit rating, based in each case on the negative conditions in the athletic footwear industry and the Company's recent financial performance. The Company's overall debt ratings remain investment grade. As a result of the Company's lower credit rating, it may be more difficult for the Company to borrow and the costs of borrowing will increase, including the costs the Company incurs under some of its existing credit arrangements.

SEASONALITY

         Sales by the Company of athletic and casual footwear tend to be seasonal in nature, with the strongest sales occurring in the first and third quarters. Apparel sales also generally vary during the course of the year, with the greatest demand occurring during the spring and fall seasons.

SINGLE CUSTOMER

         There was no single customer of the Company that accounted for 10% or more of the Company's net sales in 1998.

BACKLOG

         The Company's backlog of orders at December 31, 1998 (many of which are cancelable by the purchaser), totalled approximately $1.097 billion, compared to $1.224 billion as of December 31, 1997. The Company expects that substantially all of these orders will be shipped in 1999, although, as noted above, many of these orders are cancelable. The backlog position is not necessarily indicative of future sales because the ratio of future orders to "at once" shipments and sales by Company owned retail stores may vary from year to year. In addition, many markets in South America and Asia Pacific are not included in the backlog since sales are made by independent distributors.

COMPETITION AND COMPETITORS

         Competition in sports and fitness footwear and apparel sales is intense. Competitors include a number of sports and fitness footwear and apparel companies, such as Nike, Adidas, Fila, New Balance and others. Competition is very strong in each of the sports and fitness footwear and apparel market segments, with new entrants and established companies providing challenges in every category.

         The casual footwear market into which the ROCKPORT(R) product lines fall is also highly competitive. Competitors include a number of companies such as Timberland, Bass, Clark and Dexter. Some competitors are highly specialized, while others have varied product lines and some maintain their own retail outlets. The Company believes that Rockport has a strong position in the walking shoe market. Competition in this area, however, has intensified as the activity of walking has grown in popularity and as athletic shoe companies have entered the market. In addition, certain ROCKPORT products compete with leading makers of dress shoes.

         The Company's other product lines also continue to confront strong competition. The REEBOK(R) apparel line competes with well-known brands such as Nike, Adidas and Fila. The GREG NORMAN(R) line competes with Tommy Hilfiger, Ralph Lauren, Nautica and other makers of men's casual sportswear. The RALPH LAUREN footwear brand competes with such brands as Cole Haan, Timberland, Tommy Hilfiger, Prada and Gucci. In addition, the new RLX/POLO SPORT line will compete with major athletic shoe companies.

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

         Currently, the athletic footwear and apparel industry has been experiencing some shift in consumer preference away from athletic footwear to "casual" product offerings. This change in preference has adversely affected the Company's business, as well as that of some of its competitors. The Company is taking steps to respond to this shift by focusing on its products and technologies and pursuing growth opportunities with its ROCKPORT, RALPH LAUREN Footwear and GREG NORMAN brands. There is, however, substantial uncertainty as to whether the Company's actions will be effective and how significant the adverse impact of the shift in consumer preference will be on the Company's business. The outcome will be dependent on a number of factors, including the extent of the change in consumer preference, consumer and retailer acceptance of the Company's products, technologies and marketing, and the ability of the Company to effectively respond to the shift in the marketplace, as well as the other factors described herein.

         Whether the Company's DMX(R) technology will be successful on a long-term basis is dependent on numerous factors including consumer preference, consumer and retailer acceptance of such technology, competitive product offerings, the Company's ability to utilize such technology and to extend it to other products, as well as other factors described herein.

         In addition, in countries where the athletic footwear market is mature (including the U.S.), sales growth may be dependent in part on the Company increasing its market share at the expense of its competitors, which may be difficult to accomplish. The Company also faces strong competition with respect to its other product lines, such as the ROCKPORT product line, the GREG NORMAN Collection and the RALPH LAUREN and POLO SPORT footwear lines.

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

INVENTORY RISK

         The footwear industry has relatively long lead times for design and production of product and thus, the Company must commit to production tooling and in some cases to production in advance of orders. If the Company fails to accurately forecast consumer demand or if there are changes in consumer preference or market demand after the Company has made such production commitments, the Company may encounter difficulty in filling customer orders or in liquidating excess inventory, or may find that retailers are canceling orders or returning product, all of which may have an adverse effect on the Company's sales, its margins and brand image. In addition, the Company may be required to pay for certain tooling if it does not satisfy minimum production quantities.

SALES FORECASTS

         The Company's investment in advertising and marketing and in certain other expenses is based on sales forecasts and is necessarily made in advance of actual sales. The markets in which the Company does business are highly competitive, and the Company's business is affected by a variety of factors, including brand awareness, changing consumer preferences, fashion trends, retail market conditions, currency changes and economic and other factors. There can be no assurance that sales forecasts will be achieved, and to the extent sales forecasts are not achieved, these investments will represent a higher percentage of revenues, and the Company will experience higher inventory levels and associated carrying costs, all of which would adversely impact the Company's financial condition and results. See also discussion below under "Advertising and Marketing Investment."

PRICING AND MARGINS

         The prices that the Company is able to charge for its products are dependent on the type of product offered and the consumer and retailer response to such product, as well as the prices charged by the Company's competitors. If, for example, the Company's products provide enhanced performance capabilities, the Company should be able to achieve relatively higher prices for such products. The gross margins which the Company earns are dependent on the prices which the Company can charge for these goods and the costs incurred in acquiring the products for sale. To the extent that the Company has higher costs, such as the higher startup costs associated with technological products, its margins will be lower unless it can increase its prices or reduce its costs. Recently, the Company has experienced an improving trend in its pricing margins as a result of manufacturing efficiencies and changes in sourcing initiated to take advantage of currency opportunities in the Far East. There can be no assurance that this trend will continue. In addition, because of the shift in the marketplace and the resulting over-inventoried promotional retail environment, the Company has encountered increased returns and cancellations from retailers, which have adversely affected its margins. The ability of the Company to increase its full margin business is dependent on a number of factors including the success of the Company's products and marketing, the retail environment and general industry conditions. In addition, because of the over-inventoried environment, retailers have been more reluctant to place future orders for products, thus the Company has fewer future orders and may be required to take on more inventory risk to fulfill "at once" business.

BACKLOG

         The Company reports its backlog of open orders for the Reebok brand. However, its backlog position is not necessarily indicative of future sales because the ratio of future orders to "at once" shipments, as well as sales by Company-owned retail stores, may vary from year to year. In addition, many customer orders are cancelable. The recent slowdown at retail has resulted in higher cancellations and returns. Additionally, many markets in South America and Asia Pacific are not included in the backlog since sales are made by independent distributors.

ADVERTISING AND MARKETING INVESTMENT

         Because consumer demand for athletic footwear and apparel is heavily influenced by brand image, the Company's business requires substantial investments in marketing and advertising, including television and other advertising, athlete endorsements and athletic sponsorships, as well as investments in retail presence. In the event that such investments do not achieve the desired effect in terms of increased retailer acceptance and/or consumer purchase of the Company's products, there could be an adverse impact on the Company's financial results. There has been some shift in the marketplace away from certain "icon" athletes and the products they endorse. As a result, the Company has re-evaluated its investment in certain sports marketing deals and has eliminated or restructured certain of its marketing contracts that no longer reflect Reebok's brand positioning.

RETAIL OPERATIONS

         The Company currently operates approximately 175 retail stores in the U.S. (including REEBOK, ROCKPORT and GREG NORMAN stores and combination stores, in which stores for all three brands are located at a single site) and a significant number of retail stores internationally which are operated either directly or through the Company's distributors or other third parties. The Company has made a significant capital investment in opening these stores and incurs significant expenditures in operating these stores. To the extent the Company continues to expand its retail organization, the Company's performance could be adversely affected by lower than anticipated sales at its retail stores. The performance of the Company's retail organization is also subject to general retail market conditions. The recent over-inventoried promotional environment in the U.S. has resulted in a decline in retail margins, thus adversely affecting the Company's own retail business. In 1998 comparative store sales declined in the Company's own retail business, following two years of comparative store sales increases.

TIMELINESS OF PRODUCT

         Timely product deliveries are essential in the footwear and apparel business since the Company's orders are cancelable by customers if agreed upon delivery windows are not met. If as a result of design, production or distribution problems, the Company is late in delivering product, it could have an adverse impact on its sales and/or profitability.

INTERNATIONAL SALES AND PRODUCTION

         A substantial portion of the Company's products are manufactured abroad and approximately 40% of the Company's sales are made outside the U.S. The Company's footwear and apparel production and sales operations are thus subject to the usual risks of doing business abroad, such as currency fluctuations, longer payment terms, potentially adverse tax consequences, repatriation of earnings, import duties, tariffs, quotas and other threats to free trade, labor unrest, political instability and other problems linked to local production conditions and the difficulty of managing multinational operations. If such factors limited or prevented the Company from selling products in any significant international market or prevented the Company from acquiring products from its suppliers in China, Indonesia, Thailand or the Philippines, or significantly increased the cost to the Company of such products, the Company's operations could be seriously disrupted until alternative suppliers were found or alternative markets were developed, with a significant negative impact. See also discussion below under "Economic Factors".

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

RISK ASSOCIATED WITH INDEBTEDNESS

         The Company has a substantial credit facility which consists of a $640 million term loan (as of December 31, 1998, the outstanding balance of such debt was approximately $427 million) and has a $400 million revolving credit line (as of December 31, 1998, there were no borrowings outstanding under the revolving credit line). As a result of this indebtedness, the Company currently faces significant interest expense and debt amortization. The credit arrangement contains certain covenants (including restrictions on liens and the requirements to maintain a minimum interest coverage ratio and a minimum debt to cash flow ratio) which are intended to limit the Company's future actions and which may also limit the Company's financial, operating and strategic flexibility. In addition, the Company's failure to make timely payments of interest and principal on its debt, or to comply with the material covenants applicable thereto, could result in significant negative consequences.

         The Company believes that its cash, short-term investments and access to credit facilities, together with its anticipated cash flow from operations, are adequate for the Company's current and planned needs in 1999. However, the Company's actual experience may differ from the expectations set forth in the preceding sentence. Factors that might lead to a difference include, but are not limited to, the matters discussed herein, as well as future events that might have the effect of reducing the Company's available cash balances (such as unexpected operating losses or increased capital or other expenditures, as well as increases in the Company's inventory or accounts receivable) or future events that might reduce or eliminate the availability of external financial resources.

         As indicated above, in December 1998, Moody's lowered the Company's credit rating and in January 1999, S&P lowered the Company's credit rating. As a result of these actions, it may be more difficult for the Company to borrow and the costs of borrowing will increase.

RISK OF CURRENCY FLUCTUATIONS

         The Company conducts operations in various international countries and a significant portion of its sales are transacted in local currencies. As a result, the Company's revenues are subject to foreign exchange rate fluctuations. The Company enters into forward currency exchange contracts and options to hedge its exposure for merchandise purchased in U.S. dollars that will be sold to customers in other currencies. The Company also uses foreign currency exchange contracts and options to hedge significant inter-company assets and liabilities denominated in other currencies. However, no assurance can be given that fluctuation in foreign currency exchange rates will not have an adverse impact on the Company's revenues, net profits or financial condition. In 1998, the Company's international sales, gross margins and profits were negatively impacted by changes in foreign currency exchange rates.

EURO CONVERSION

         On January 1, 1999, eleven of the fifteen member countries of the European Union adopted a single currency called the Euro. On this date, fixed conversion rates between the existing currencies of these countries ("legacy currencies") and the Euro were established and the Euro is now traded in the currency markets and may be used in business transactions. The legacy currencies will remain as legal tender together with the Euro until at least January 1, 2002 (but not later than July 1, 2002). During the transition period, parties may settle transactions using either the Euro or a participating country's legacy currency.

         The use of a single currency in the eleven participating countries may result in increased price transparency which may affect Reebok's ability to price its products differently in various European markets. Although it is not clear what the result of this price harmonization might be, one possible result is lower average prices for products sold in certain of these markets. Conversion to the Euro is not expected to have a significant impact on the amount of Reebok's exposures to changes in foreign exchange rates since most of Reebok's exposures are incurred against the U.S. dollar, as opposed to other legacy currencies. Reebok's foreign exchange hedging costs should also not change significantly. Nevertheless, because there will be less diversity in Reebok's currency exposures, changes in the Euro's value against the U.S. dollar could have a more pronounced effect, whether positive or negative, on the Company.

         The Company has made the necessary changes in its internal and banking systems in Europe to accommodate introduction of the Euro and can make and receive payments in Europe using the Euro. As part of its global restructuring, the Company is in the process of implementing SAP software on a global basis; the SAP system will be Euro-compatible. Other business functions will be converted for the Euro by the end of the transition period or earlier to meet business needs. The Company does not expect such conversion costs to be material.

CUSTOMERS

         Although the Company has no single customer that represents 10% or more of its sales, the Company has certain significant customers, the loss of which could have an adverse effect on its business. There could also be a negative effect on the Company's business if any such significant customer became insolvent or otherwise failed to pay its debts. See also discussion below under "Economic Factors".

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

ECONOMIC FACTORS

         The Company's business is subject to economic conditions in the Company's major markets, including, without limitation, recession, inflation, general weakness in retail markets and changes in consumer purchasing power and preferences. Adverse changes in such economic factors could have a negative effect on the Company's business. For example, the recent slowdown in the athletic footwear and branded apparel markets has had negative effects on the Company's business. As a result of current market conditions, a number of the Company's competitors have generated excess inventories which they are attempting to sell off. The U.S. market has also suffered from over capacity due to significant retail expansion during a period of softening consumer demand. This has resulted in inventory backups and heavy promotional activity. This over-inventoried, promotional environment has made it more difficult for the Company to sell its products and has negatively impacted the Company's gross margins.

         The current financial crisis in the Far East has also had a negative impact on the Company's business. The economic problems in Asia have had an adverse effect on the Company's sales to that region. Such financial difficulties have also increased the risk that certain of the Company's customers in the region will be unable to pay for product orders. In addition, most of the Company's products are manufactured in the Far East by third party manufacturers. The current economic conditions have made it more difficult for such manufacturers to gain access to working capital and there is a risk that such manufacturers could encounter financial problems which could affect their ability to produce products for the Company. Similar problems have also resulted from the financial difficulties in Latin America (especially Brazil) and in Russia.

TAX RATE CHANGES AND DEFERRED TAX ASSETS

         If the Company was to encounter significant tax rate changes in the major markets in which it operates, it could have an adverse effect on its business or profitability. In addition, the tax rate can be affected by the Company's geographic mix of earnings. If more revenue is earned in markets where the tax rate is relatively higher, the Company's effective tax rate will increase. The Company expects that the full year 1999 tax rate will be higher than the rate for 1998.

         The Company has approximately $177 million of net deferred tax assets, of which approximately $70 million is attributable to the expected utilization of tax net operating loss carry- forwards. There can be no assurance that the Company will realize the full value of such deferred tax assets, although the Company has tax planning strategies which are designed to utilize at least a portion of the tax net operating loss carryforwards and thereby reduce the likelihood that they expire unused. Realization of the deferred tax assets will be dependent on a number of factors including the level of taxable income generated by the Company, the countries in which such income is generated, as well as the effectiveness of the Company's tax planning strategies. If the Company estimates of future taxable income are not realized in the near-term, the net carrying value of the deferred tax assets could be reduced, thereby reducing future net income.

GLOBAL RESTRUCTURING ACTIVITIES

         The Company is currently undertaking various global restructuring activities designed to enable the Company to achieve operating efficiencies, improve logistics and reduce expenses. There can be no assurance that the Company will be able to effectively execute on its restructuring plans or that such benefits will be achieved. Moreover, in the short-term the Company could experience difficulties in product delivery or other logistical operations as a result of its restructuring activities, which could have an adverse effect on the Company's business. In the short-term, the Company could also be subject to increased expenditures and charges because of inefficiencies resulting from such restructuring activities. For example, the Company is currently consolidating its warehouses in Europe. Such consolidation should enable it to achieve efficiencies and improve logistics. However, in the short-term, such benefits may not be achieved and if difficulties arise in effecting such consolidation, the Company could experience operational difficulties, excess inventory or a decline in sales. Delays in product shipment could result in additional order cancellations, added distribution costs and increased markdowns on products. During 1998 the Company incurred approximately $43 million in start-up costs (consisting of increased costs of sales, as well as selling, general and administrative expenses) as a result of its global restructuring efforts. These incremental start-up expenses are expected to continue in 1999.

YEAR 2000 READINESS DISCLOSURE

         The Company has conducted a global review of its information technology
(IT) systems, as well as its non-IT computer systems, to identify the systems that could be affected by the technical problems associated with the year 2000 and has developed an implementation plan to address the "year 2000" issue. The Company made a strategic decision in 1993 to adopt a new global information system, the SAP system, which will replace most legacy systems. The Company's Rockport subsidiary will not be converted to the new SAP system by the end of 1999 and thus modifications to its existing software are being made to make it year 2000 compliant. The Company presently believes that, with modifications to existing software and converting to SAP software and other packaged software, the year 2000 will not pose significant operational problems for the Company's computer systems. However, if the modifications and conversions are not implemented or completed in a timely or effective manner, the year 2000 problem could have a material adverse impact on the operations and financial condition of the Company. In addition, in converting to SAP software, the Company is relying on its software partner to develop and support new software applications and there could be problems in successfully developing and implementing such new applications.

         The Company is the first in the apparel and footwear industry to implement this new software application and, because of the year 2000 time restraints, the schedule for implementation is accelerated. Thus, there are substantial risks that problems could arise in implementation or that the system may not be fully effective by the end of 1999. Finally, the Company is dependent on its suppliers, joint venture partners, independent distributors and customers to implement appropriate changes to their IT and non-IT systems to address the "year 2000" issue. The failure of such third parties to effectively address such issue could have a material adverse effect on the Company's business.

         Estimates of time and cost and risk assessments are based on currently available information. Developments that could affect such estimates and assessments include, but are not limited to, the ability to hold to the schedule defined for SAP and other package conversion; the ability to remediate all relevant computer code for those limited applications targeted to be remediated; co-operation and remediation success of the Company's suppliers and customers; and the ability to implement suitable contingency plans in the event of year 2000 system failures at the Company or its suppliers or customers.

EMPLOYEES

         As of December 31, 1998, the Company had approximately 6,600 employees in all operating units. None of these employees is represented by a labor union. The Company has never suffered a material interruption of business caused by labor disputes with employees. Management considers employee relations to be good.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS

         The Company is filing herewith selected portions of its Annual Report to Shareholders for the year ended December 31, 1998 (the "1998 Annual Report") filed with the Securities and Exchange Commission. Financial information pertaining to the Company's foreign and domestic operations is incorporated herein by reference from Note 17 on page 63 of the 1998 Annual Report.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

         The following information is submitted as to the executive officers of the Company:

NAME                   AGE  OFFICE HELD
----                   ---  -----------
Paul B. Fireman        55   President, Chief Executive Officer and Chairman of the Board of Directors

Carl J. Yankowski      50   Executive Vice President, President and Chief Executive Officer of the Reebok Division and Director

Angel R. Martinez      43   Executive Vice President, Chief Marketing Officer of the Reebok Division

Kenneth I. Watchmaker  56   Executive Vice President and Chief Financial Officer

Anthony J. Tiberii     58   Senior Vice President, President and Chief Executive Officer of The Rockport Company

James R. Jones, III    54   Senior Vice President and Chief Human Resources Officer

Barry Nagler           42   Senior Vice President and General Counsel

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

         Carl J. Yankowski was appointed Executive Vice President of the Company and President and Chief Executive Officer of the Reebok Division in September 1998. Prior to that he was President and Chief Operating Officer of Sony Electronics Inc., a subsidiary of the Sony Corporation, from November 1993 to January 1998.

         Angel R. Martinez was appointed Chief Marketing Officer of the Reebok Division in October 1998. He has been an Executive Vice President of the Company since February 1994. Previously, he was President and Chief Executive Officer of The Rockport Company, Inc. from August 1994 to October 1998. Prior to that, Mr. Martinez was the President of the Fitness Division of the Company from September 1992 to January 1994 and Executive Vice President of Marketing Services from January 1994 to August 1994, and prior to that he was Vice President for Business Development of the Company for several years. Mr. Martinez joined the Company in 1980.

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

         Anthony J. Tiberii was appointed President and Chief Executive Officer of The Rockport Company, Inc. and a Senior Vice President of the Company in December 1998. He was acting President and Chief Executive Officer of The Rockport Company, Inc. from October 1998 to December 1998. Prior to that, he was Executive Vice President of Operations and Chief Financial Officer of The Rockport Company, Inc. since January 1995. Prior to that, since 1990 he was Senior Vice President and Chief Financial Officer of The Rockport Company, Inc. Mr. Tiberii joined Rockport in 1982 as Vice President of Finance.

         James R. Jones, III has been Senior Vice President and Chief Human Resources Officer for the Company since May 1998. Mr. Jones joined Reebok as Senior Vice President of Human Resources for the Reebok Division in April 1997. Prior to that, Mr. Jones was Vice President of Human Resources of Inova Health System from May 1996 through April 1997. From July 1995 through May 1996, Mr. Jones was the Senior Vice President of Human Resources of Franciscan Health System. Prior to that, since 1991, Mr. Jones was the Vice President of Human Resources of The Johns Hopkins University.

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

         In order to address the need for additional space at its corporate headquarters, in March 1998 the Company secured, through a leasing arrangement, a 42 acre site in Canton, Massachusetts, which is being developed as a corporate headquarters facility. Construction of the corporate headquarters facility is expected to take approximately two years and to be complete in 2000. The facility is leased by the Company through an operating lease agreement entered into for the purpose of financing construction costs for the corporate headquarters facility. Under the agreement, the lessor purchases the property, pays for the construction costs and subsequently leases the facility to the Company. The initial lease term is six years with five two-year renewal options. The lease provides substantial residual value guarantees by the Company and includes a purchase option at original cost of the property.

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

         The Company's International operations were previously headquartered in Stockley Park, London where the Company's U.K. subsidiary still leases approximately 37,000 square feet under a fifteen year lease which is guaranteed by the Company. This property has been subleased to two parties for the term of the lease.

         In June 1998, the Company entered into an operating lease agreement for the purpose of financing construction costs for a new distribution facility in Rotterdam, The Netherlands. Under the agreement, the lessor leased the land pursuant to a 99 year ground lease, paid for the construction costs and subsequently leases the entire facility to the Company. The initial lease term is six years with one five-year renewal option. The lease provides for substantial residual value guarantees by the Company and includes a purchase option at original cost of the property.

         The Company's wholly-owned Canadian distribution subsidiary, Reebok Canada Inc., leases an approximately 145,000 square foot office/warehouse facility in Aurora, Ontario pursuant to a lease which expires in 2001.

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

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

         The Company is filing herewith selected portions of its 1998 Annual Report filed with the Securities and Exchange Commission. The information required by this Item is incorporated herein by reference from page 68 of the 1998 Annual Report.

Item 6. Selected Financial Data.

         The Company is filing herewith selected portions of its 1998 Annual Report filed with the Securities and Exchange Commission. The information required by this Item is incorporated herein by reference from page 37 of the 1998 Annual Report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The Company is filing herewith selected portions of its 1998 Annual Report filed with the Securities and Exchange Commission. The information required by this Item is incorporated herein by reference from pages 38 through 45 of the 1998 Annual Report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

         The Company is exposed to the impact of interest rate changes and foreign currency fluctuations due to its international sales, production, and funding requirements.

         In the normal course of business, the Company employs established policies and procedures to manage its exposure to changes in interest rates and fluctuations in the value of foreign currencies using a variety of financial instruments. It is the Company's policy to utilize financial instruments to reduce risks where internal netting and other strategies cannot be effectively employed.

         The Company's objective in managing its exposure to interest rate changes is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives, the Company primarily uses interest rate swaps to manage net exposure to interest rate changes related to its portfolio of borrowings. The Company maintains fixed rate debt as a percentage of its net debt between a minimum and maximum percentage, which is set by policy, or as may be required by certain loan agreements.

         The Company's objective in managing the exposure to foreign currency fluctuations is to reduce earnings and cash flow volatility associated with foreign exchange rate changes. The Company enters into forward exchange contracts and options to hedge its exposure for merchandise purchased in U.S. dollars that will be sold to customers in other currencies. The Company also uses foreign currency exchange contracts and options to hedge significant inter-company assets and liabilities denominated in other currencies. Accordingly, these contracts change in value as foreign exchange rates change to protect the value of these assets, liabilities, and merchandise purchases. The gains and losses on these contracts offset changes in the value of the related exposures.

         It is the Company's policy to enter into foreign currency and interest rate transactions only to the extent considered necessary to meet its objectives as stated above. The Company does not enter into foreign currency or interest rate transactions for speculative purposes.

         The Company prepared a sensitivity analysis of its financial instruments to determine the impact of hypothetical changes in interest rates and foreign currency exchange rates on the Company's results of operations, cash flows, and the fair value of its financial instruments. The interest rate analysis assumed a 100 basis point adverse change in interest rates of all financial instruments. The foreign currency rate analysis assumed that each foreign currency rate would change by 10% in the same direction relative to the U.S. dollar on all financial instruments. Based on the results of these analyses of the Company's financial instruments, a 100 basis point adverse change in interest rates from year-end 1998 levels would reduce the fair value of the interest rate swaps by $9.7 million and a 10% adverse change in foreign currency rates would reduce the fair value of the forward currency exchange contracts and options by $39 million. In addition, a 100 basis point increase in interest rates from year-end 1998 levels would increase interest expense on floating rate debt (net of hedges) by $1.3 million.

         In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), which the Company is required to adopt effective January 1, 1999. SFAS 133 will require the Company to record all derivatives on the balance sheet at fair value. Changes in derivative fair values will either be recognized in earnings as offsets to the changes in fair value of related hedged assets, liabilities and firm commitments or, for forecasted transactions, deferred and recorded as a component of other stockholders' equity until the hedged transactions occur and are recognized in earnings. The ineffective portion of a hedging derivative's change in fair value will be immediately recognized in earnings. The impact of SFAS 133 on the Company's financial statements will depend on a variety of factors, including future interpretative guidance from the FASB, the future level of forecasted and actual foreign currency transactions, the extent of the Company's hedging activities, the types of hedging instruments used and the effectiveness of such instruments. However, the Company does not believe the effect of adopting SFAS 133 will be material to its financial position.

Item 8. Financial Statements and Supplementary Data.

         The Company is filing herewith selected portions of its 1998 Annual Report filed with the Securities and Exchange Commission. The consolidated financial statements required by this Item, together with the report of the Company's independent auditors for 1998, are contained therein and are incorporated herein by reference from pages 46 through 65 of the 1998 Annual Report. The supplementary financial information required by this Item is contained in the 1998 Annual Report on page 66 and such information is incorporated by reference herein. The financial statements, supplementary data, and Report of Independent Auditors for 1997 and 1996 are listed under Part IV,
Item 14 in this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        Not applicable.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

         The information required by this Item with respect to the Registrant's directors is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 4, 1999, which will be filed with the Securities Exchange Commission on or before March

26, 1999 (the "1999 Proxy Statement"), under the headings "Information with Respect to Nominees", "Transactions with Management and Affiliates" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934". Information called for by this Item with respect to the registrant's executive officers is set forth under "Executive Officers of Registrant" in Item 1 of this report.

Item 11. Executive Compensation.

         The information required by this Item is incorporated herein by reference from the 1999 Proxy Statement under the headings "Compensation of Directors", "Executive Compensation", "Supplemental Executive Retirement Plan", "Employee Agreements", "Report of Compensation Committee on Executive Compensation" and "Performance Graphs".

Item 12. Security Ownership of Certain Beneficial Owners and Management.

         The information required by this Item is incorporated herein by reference from the 1999 Proxy Statement under the heading "Beneficial Ownership of Shares".

Item 13. Certain Relationships and Related Transactions.

         The information required by this Item is incorporated herein by reference from the 1999 Proxy Statement under the heading "Transactions with Management and Affiliates".

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

         (a)(1) and (2) List of Financial Statements and Financial Statement Schedules.

         a.       Financial Statements

         The following consolidated financial statements appearing in the Company's 1998 Annual Report are incorporated by reference in Item 8 of this Form 10-K:


                                                       1998 ANNUAL REPORT PAGE

         Consolidated Balance Sheets at
         December 31, 1998 and 1997                    46

         For each of the three years ended
         December 31, 1998, 1997 and 1996:

                  Consolidated Statements of
                  Income                               47

                  Consolidated Statements of
                  Stockholders' Equity                 48

                  Consolidated Statements of
                  Cash Flows                           49

         Notes to Consolidated Financial Statements    50-63

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

    (a) b. Exhibits

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

         3.2          By-laws, as amended (5, 6, 8, 18)

(4) Instruments defining the rights of security holders, including indentures.

         4.1 Indenture, dated as of September 15, 1988, as amended and restated by the First Supplemental Indenture, dated as of January 22, 1993, between Reebok International Ltd. and Citibank N.A., as Trustee (4, 12)

         4.2 Common Stock Rights Agreement dated as of June 14, 1990 between the Company and The First National Bank of Boston, as Rights Agent, as amended (7, 9, 10)

         4.3 Amendment No. 3 dated as of January 1, 1999 to Common Stock Rights Agreement dated as of June 14, 1990 between the Company and The First National Bank of Boston, as Rights Agent, as amended (21)

(10)     Material Contracts.

         10.1 Distributorship Agreement between Reebok International Limited and the Company (2)

         10.2 Trademark License Agreement between Reebok International Limited and the Company (2)

         10.3 Lease Agreement, dated March 1, 1988, as amended, between Reebok International Ltd. and North Stoughton Industrial Park Development Trust (5, 13)

         10.4 Purchase and Sale Agreement between Reebok International Ltd. and Pentland Group plc dated March 8, 1991 (8)

         10.5 Agreements with various banks in Hong Kong reflecting arrangements for letter of credit facilities (8)

         10.6 Credit Agreement, dated August 23, 1996, among the Company, the Lenders and Co-Agents named therein and Credit Suisse, as Administrative Agent, as amended by the First Amendment dated as of August 23, 1996 (15)

         10.7 Amended and Restated Credit and Guarantee Agreement, dated as of July 1, 1997, among Reebok International Ltd., Reebok International Limited, the Lenders and Co-Agents named therein, Citibank N.A. as Documentation Agent and Credit Suisse, as Administrative Agent (17)

         10.8 Amendment No. 2 dated as of September 30, 1998 to the Amended and Restated Credit and Guarantee Agreement dated as of July 1, 1997, among Reebok International Ltd., Reebok International Limited, the Lenders and Co-Agents named therein, Citibank N.A. as Documentation Agent and Credit Suisse, as Administrative Agent (22)

         10.9 Participation Agreement dated as of March 27, 1998 among Reebok International Ltd., as Lessee and as Guarantor, Credit Suisse Leasing 92A, L.P., as Lessor, the Lenders named therein, Credit Suisse First Boston, as Administrative Agent and Wachovia Bank, N.A. as Syndication Agent (19)

         10.10 First Amendment dated as of September 30, 1998 to Participation Agreement dated as of March 27, 1998 among Reebok International Ltd., as Lessee and Guarantor, Credit Suisse Leasing 92A, L.P., as Lessor, the Lenders named therein, Credit Suisse First Boston, as Administrative Agent and Wachovia Bank, N.A. as Syndication Agent (22)

         10.11 Lease dated as of March 27, 1998 between Credit Suisse Leasing 92A, L.P., as Lessor, and Reebok International Ltd., as Lessee
                  (19)

         10.12 Guaranty from Reebok International Ltd. dated as of March 27, 1998 (19)

     Management Contracts and Compensatory Plans.

         10.13 Reebok International Ltd. 1994 Equity Incentive Plan, as amended (16, 17)

         10.14 Reebok International Ltd. Equity and Deferred Compensation Plan for Directors, as amended (13, 18)

         10.15    Reebok International Ltd. 1985 Stock Option Plan, as amended
                  (11)

         10.16 Reebok International Ltd. 1987 Stock Option Plan for Directors, as amended (12)

         10.17    Reebok International Ltd. 1987 Stock Bonus Plan (3)

         10.18    Reebok International Ltd. Excess Benefits Plan (8)

         10.19 Reebok International Ltd. Supplemental Executive Retirement Plan (14)

         10.20 Amendment to Supplemental Executive Retirement Plan dated as of February 23, 1999

         10.21 Reebok International Ltd. Executive Performance Incentive Plan, as amended (14, 16)

         10.22    Stock Option Agreement with Paul B. Fireman (8)

         10.23    Split-Dollar Life Insurance Agreement with Paul B. Fireman
                  (11)

         10.24    Letter Agreement with Paul R. Duncan dated December 29, 1997
                  (18)

         10.25    Employment Agreement with Kenneth Watchmaker (12)

         10.26    Change of Control Agreement with Kenneth Watchmaker (17)

         10.27    Supplemental Retirement Program for Kenneth Watchmaker (12)

         10.28    Change of Control Agreement with Angel Martinez (17)

         10.29    Employment Agreement dated April 17, 1996 with Roger Best (16)

         10.30    Employment Agreements dated September 11, 1997 with Roger Best
                  (18)

         10.31    Change of Control Agreement with James R. Jones, III (17)

         10.32    Change of Control Agreement with Barry Nagler (17)

         10.33 Form of Non-Competition Agreements signed by James R. Jones, III, Angel Martinez, Robert Meers, Barry Nagler, Kenneth Watchmaker and Anthony Tiberii (18)

         10.34 Employment Agreement dated September 8, 1998 between Carl J. Yankowski and Reebok International Ltd. (20)

         10.35 Promissory Note dated September 11, 1998 by Carl J. Yankowski to Reebok International Ltd. (20)

         10.36    Change of Control Agreement with Carl J. Yankowski

         10.37 Letter Agreement dated July 14, 1998 between Robert Meers and Reebok International Ltd. (20)

(12)     Statement Re Computation of Ratio of Earnings to Fixed Charges.

(13)     Annual Report to Security Holders.

         13.1     Selected Portions of Registrant's 1998 Annual Report to
                  Shareholders

(21)     Subsidiaries.

         21.1     List of Subsidiaries of the Company

(23)     Consents of experts and counsel.

         23.1     The consent of Ernst & Young LLP

(27)     Financial Data Schedule.

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

(16) Filed as an Exhibit to Reebok International Ltd. Form 10-K dated March 27, 1997 and incorporated by reference herein.

(17) Filed as an Exhibit to Reebok International Ltd. Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference.

(18) Filed as an Exhibit to Reebok International Ltd. Form 10-K dated March 25, 1998 and incorporated by reference herein.

(19) Filed as an Exhibit to Reebok International Ltd. Form 10-Q for the quarter ended March 31, 1998 and incorporated herein by reference.

(20) Filed as an Exhibit to Reebok International Ltd. Form 10-Q for the quarter ended September 30, 1998 and incorporated herein by reference.

(21) Filed as an Exhibit to Reebok International Ltd. Form 8-A/A filed on February 24, 1999 and incorporated by reference herein.

(22) Filed as an Exhibit to Reebok International Ltd. Form 8-K filed on October 22, 1998 and incorporated by reference herein.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                REEBOK INTERNATIONAL LTD.


                                                BY: /s/ KENNETH WATCHMAKER
                                                    ---------------------------
                                                    Kenneth I. Watchmaker
                                                    Executive Vice President
                                                    and Chief Financial Officer
Dated:  March 24, 1999

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


/s/ PAUL B. FIREMAN
-----------------------------
Paul B. Fireman
Director, Chairman of the Board
and President
(Chief Executive Officer)


/s/ KENNETH I. WATCHMAKER
-----------------------------
Kenneth I. Watchmaker
Executive Vice President and Chief Financial Officer
(Chief Financial and Accounting Officer)


/s/ CARL J. YANKOWSKI
-----------------------------
Carl J. Yankowski
Executive Vice President
Director


/s/ PAUL R. DUNCAN
-----------------------------
Paul R. Duncan
Director


/s/ M. KATHERINE DWYER
-----------------------------
M. Katherine Dwyer
Director


/s/ WILLIAM F. GLAVIN
-----------------------------
William F. Glavin
Director

/s/ MANNIE L. JACKSON
-----------------------------
Mannie L. Jackson
Director


/s/ RICHARD G. LESSER
-----------------------------
Richard G. Lesser
Director


/s/ THOMAS M. RYAN
-----------------------------
Thomas M. Ryan
Director


/s/ GEOFFREY NUNES
-----------------------------
Geoffrey Nunes
Director


Dated:  March 24, 1999

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


REEBOK INTERNATIONAL LTD.
(Amounts in thousands)

Balance at
end of                                      Balance at        Charged to        Charged to       Deductions         Balance at
description                                 Beginning         Costs and         Other            From               End of
period                                      of Period         Expenses          Accounts         Allowances(A)      Period
-----------                                 ---------         --------          --------         ------------       ------
YEAR ENDED DECEMBER 31, 1998
Reserves and allowances deducted
from asset accounts:
  Allowance for doubtful accounts            $44,003           $ 8,228                              $ 4,848          $47,383


YEAR ENDED DECEMBER 31, 1997
Reserves and allowances deducted
from asset accounts:
  Allowance for doubtful accounts            $43,527           $16,471                              $15,995          $44,003


YEAR ENDED DECEMBER 31, 1996
Reserves and allowances deducted
from asset accounts:
  Allowance for doubtful accounts            $46,401           $10,225                              $13,099          $43,527


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

4.3   Amendment No. 3 dated as of January       Incorporated by
      1, 1999 to Common Stock Rights            reference
      Agreement dated as of June 14, 1990
      between the Company and The First
      National Bank of Boston, as Rights
      Agent, as amended

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

10.8  Amendment No. 2 dated as of September     Incorporated by
      30, 1998 to the Amended and Restated      reference
      Credit and Guarantee Agreement dated
      as of July 1, 1997, among Reebok
      International Ltd., Reebok Inter-
      national Limited, the Lenders and
      Co-Agents named therein, Citibank N.A.
      as Documentation Agent and Credit
      Suisse, as Administrative Agent

10.9  Participation Agreement dated as of       Incorporated by
      March 27, 1998 among Reebok               reference
      International Ltd., as Lessee and as
      Guarantor, Credit Suisse Leasing 92A,
      L.P., as Lessor, the Lenders named
      therein, Credit Suisse First Boston,
      as Administrative Agent and Wachovia
      Bank, N.A. as Syndication Agent

10.10 First Amendment dated as of September     Incorporated by
      30, 1998 to Participation Agreement       reference
      dated as of March 27, 1998 among
      Reebok International Ltd., as Lessee
      and Guarantor, Credit Suisse Leasing
      92A, L.P., as Lessor, the Lenders named
      therein, Credit Suisse First Boston, as
      Administrative Agent and Wachovia Bank,
      N.A. as Syndication Agent

10.11 Lease dated as of March 27, 1998          Incorporated by
      between Credit Suisse Leasing 92A,        reference
      L.P., as Lessor, and Reebok
      International Ltd., as Lessee

10.12 Guaranty from Reebok International        Incorporated by
      Ltd. dated as of March 27, 1998           reference

10.13 Reebok International Ltd. 1994 Equity     Incorporated by
      Incentive Plan, as amended                reference

10.14 Reebok International Ltd. Equity and      Incorporated by
      Deferred Compensation Plan for            reference
      Directors, as amended

10.15 Reebok International Ltd. 1985 Stock      Incorporated by
      Option Plan, as amended                   reference

10.16 Reebok International Ltd. 1987 Stock      Incorporated by
      Option Plan for Directors, as amended     reference

10.17 Reebok International Ltd. 1987 Stock      Incorporated by
      Bonus Plan                                reference

10.18 Reebok International Ltd. Excess          Incorporated by
      Benefits Plan                             reference

10.19 Reebok International Ltd. Supplemental    Incorporated by
      Executive Retirement Plan                 reference

10.20 Amendment to Supplemental Executive       Filed herewith
      Retirement Plan dated as of
      February 23, 1999

10.21 Reebok International Ltd. Executive       Incorporated by
      Performance Incentive Plan, as amended    reference

10.22 Stock Option Agreement with Paul          Incorporated by
      B. Fireman                                reference

10.23 Split-Dollar Life Insurance Agreement     Incorporated by
      with Paul B. Fireman                      reference

10.24 Letter Agreement with Paul R.             Incorporated by
      Duncan dated December 29, 1997            reference

10.25 Employment Agreement with Kenneth         Incorporated by
      Watchmaker                                reference

10.26 Change of Control Agreement with          Incorporated by
      Kenneth Watchmaker                        reference

10.27 Supplemental Retirement Program for       Incorporated by
      Kenneth Watchmaker                        reference

10.28 Change of Control Agreement with          Incorporated by
      Angel Martinez                            reference

10.29 Employment Agreement dated April 17,      Incorporated by
      1996 with Roger Best                      reference

10.30 Employment Agreements dated               Incorporated by
      September 11, 1997 with Roger Best        reference

10.31 Change of Control Agreement with          Incorporated by
      James R. Jones, III                       reference

10.32 Change of Control Agreement with          Incorporated by
      Barry Nagler                              reference

10.33 Form of Non-Competition Agreements        Incorporated by
      signed by James R. Jones, III,            reference
      Angel Martinez, Robert Meers, Barry
      Nagler, Kenneth Watchmaker and
      Anthony J. Tiberii

10.34 Employment Agreement dated September 8,   Incorporated by
      1998 between Carl J. Yankowski and        reference
      Reebok International Ltd.

10.35 Promissory Note dated September 11,       Incorporated by
      1998 by Carl J. Yankowski                 reference

10.36 Change of Control Agreement with          Filed herewith
      Carl J. Yankowski

10.37 Letter Agreement dated July 14,           Incorporated by
      1998 between Robert Meers and             reference
      Reebok International Ltd.

12.   Statement Re Computation of Ratio         Filed herewith
      of Earnings to Fixed Charges

13.1  Selected Portions of Registrant's         Filed herewith
      1998 Annual Report to Shareholders

21.1  List of Subsidiaries of the Company       Filed herewith

23.1  The consent of Ernst & Young LLP          Filed herewith

27.   Financial Data Schedule                   Filed herewith