Form 10-Q
period 1999-03-31
REEBOK INTERNATIONAL LTD
filed 1999-05-13
CIK 770949

FORM 10-Q

                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549


        (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
               OF THE SECURITIES EXCHANGE ACT OF 1934


  For the quarterly period ended March 31, 1999

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

  Yes  (X)       No  (  )

  The number of shares outstanding of registrant's common stock, par value $.01 per share, at May 7, 1999, was 55,975,766 shares.

REEBOK INTERNATIONAL LTD.


INDEX

PART I.    FINANCIAL INFORMATION:

Item 1     Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheets -
             March 31, 1999 and 1998, and December 31, 1998  . .   3-4

           Condensed Consolidated Statements of Income -
             Three months Ended March 31, 1999 and 1998  . . . .     5

           Condensed Consolidated Statements of Cash Flows -
             Three months Ended March 31, 1999 and 1998  . . . .   6-7

           Notes to Condensed Consolidated Financial
             Statements  . . . . . . . . . . . . . . . . . . . .  8-11

Item 2

           Management's Discussion and Analysis of Results
             Of Operations and Financial Condition . . . . . . . 12-19


Part II.   OTHER INFORMATION:


Items 1-3  Not Applicable  . . . . . . . . . . . . . . . . . . .    20

Item  4    Submission of Matters to a Vote of Security Holders .    20

Item  5    Not Applicable  . . . . . . . . . . . . . . . . . . .    20

Item  6    Exhibits and Reports on Form 8-K  . . . . . . . . . .    21

                   REEBOK INTERNATIONAL LTD. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)


                                     March 31,          December 31,
                                  1999      1998           1998
                                  ----      ----           ----
                                   (Unaudited)         (See Note 1)
Current assets:
  Cash and cash equivalents   $  108,104  $  143,748   $  180,070
  Accounts receivable, net
    of allowance for doubtful
    accounts (March 1999,
    $45,646; March 1998,
    $45,859; December 1998,
    $47,383)                     611,854     690,808      517,830
  Inventory                      486,573     531,859      535,168
  Deferred income taxes           77,878      84,621       78,419
  Prepaid expenses and other
    current assets                57,976      56,021       50,309
                               ---------   ---------    ---------


    Total current assets       1,342,385   1,507,057    1,361,796
                               ---------   ---------    ---------

Property and equipment, net      176,470     155,434      172,585

Other non-current assets:
  Intangibles, net of
    amortization                  74,662      64,164       68,648
  Deferred income taxes           46,782      21,603       99,212
  Other                           31,611      47,759       37,383
                               ---------   ---------    ---------


                                 153,055     133,526      205,243
                               ---------   ---------    ---------


Total Assets                  $1,671,910  $1,796,017   $1,739,624
                               =========   =========    =========

                   REEBOK INTERNATIONAL LTD. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
                             (Amounts in thousands)

                                       March 31,           December 31,
                                  1999          1998           1998
                                  ----          ----           ----
                                     (Unaudited)           (See Note 1)
Current liabilities:
  Notes payable to banks       $   60,696   $    69,888     $   48,070
  Commercial paper                 11,274        34,816
  Current portion of
    long-term debt                 91,973       117,821         86,640
  Accounts payable                138,579       170,129        203,144
  Accrued expenses                243,562       233,293        191,833
  Income taxes payable             36,514         6,975         82,597
                               ----------    ----------     ----------
    Total current liabilities     582,598       632,922        612,284
                               ----------    ----------     ----------
Long-term debt, net of
  current portion                 534,556       629,176        554,432

Minority interest                  20,247        32,090         31,972

Commitments and contingencies

Outstanding redemption value
  of equity put options                          16,559         16,559

Stockholders' equity:
  Common stock, par value
   $.01; authorized 250,000
   shares; issued
   March 31, 1999,
   92,688; issued
   March 31, 1998, 93,030;
   issued December 31,1998,
   93,307                             927           930            933
  Retained earnings             1,174,782     1,124,457      1,156,739
  Less 36,716 shares
   in treasury at cost           (617,620)     (617,620)      (617,620)
  Unearned compensation               (10)          (71)           (26)
  Accumulated other
   comprehensive expense          (23,570)      (22,426)       (15,649)
                               ----------    ----------     ----------
                                  534,509       485,270        524,377
                               ----------    ----------     ----------
Total liabilities and
  stockholders' equity         $1,671,910    $1,796,017     $1,739,624
                               ==========    ==========     ==========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                   REEBOK INTERNATIONAL LTD. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (Amounts in thousands except share data)
                                   (Unaudited)


                                       Three Months Ended
                                           March 31,
                                   -----------------------
                                        1999       1998
                                        ----       ----
Net sales                          $ 785,784    $  880,123
Other income (expense)                 1,168          (196)
                                   ---------    ----------

                                     786,952       879,927

Costs and expenses:
  Cost of sales                      487,766       566,072
  Selling, general and
    administrative expenses          252,254       265,442
  Special charge                                    35,000
  Amortization of intangibles          1,136           967
  Interest expense                    13,996        17,602
  Interest income                     (1,395)       (4,842)
                                   ---------    ----------
                                     753,757       880,241
                                   ---------    ----------
Income (loss) before income
 taxes and minority interest          33,195          (314)

Income tax expense (benefit)          11,950          (100)
                                   ---------    ----------

Income (loss) before minority
  interest                            21,245          (214)

Minority interest                      3,340         3,144
                                   ---------    ----------

Net income (loss)                  $  17,905    $   (3,358)
                                   =========    ==========

Basic earnings (loss) per share    $     .32    $     (.06)
                                   =========    ==========

Diluted earnings (loss)
  per share                        $     .32    $     (.06)
                                   =========    ==========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                   REEBOK INTERNATIONAL LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)


                                                    Three months Ended
                                                        March 31,
                                                    ----------------
                                                    1999        1998
                                                    ----        ----
Cash flows from operating activities:
  Net income (loss)                            $   17,905  $   (3,358)
  Adjustments to reconcile net income
    to net cash used for operating activities:
     Depreciation and amortization                 11,490      11,703
     Minority interest                              3,340       3,144
     Deferred income taxes                         (3,551)    (11,667)
     Special charges                                           35,000
     Changes in operating assets and
      liabilities:
       Accounts receivable                       (111,346)   (130,738)
       Inventory                                   37,407      29,508
       Prepaid expenses                            (8,501)     (1,749)
       Other                                       (2,428)      6,022
       Accounts payable and accrued expenses       (6,917)    (43,705)
       Income taxes payable                        10,220       2,202
                                               ----------  ----------
         Total adjustments                        (70,286)   (100,280)
                                               ----------  ----------

Net cash used for operating activities            (52,381)   (103,638)
                                               ----------  ----------
Cash flows from investing activity:
  Payments to acquire property and
   equipment                                      (15,775)     (8,369)
                                               ----------  ----------


 Net cash used for investing activity             (15,775)     (8,369)
                                               ----------  ----------


                   REEBOK INTERNATIONAL LTD. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Cont'd)
                             (Amounts in thousands)
                                   (Unaudited)

                                                   Three months Ended
                                                        March 31,
                                                    ----------------

                                                     1999       1998
                                                     ----       ----
Cash flows from financing activities:
  Net borrowings of notes payable to banks      $  43,733   $  29,978
  Proceeds from issuance of commercial paper       11,274      34,816
  Payments of long-term debt                      (42,569)    (13,658)
  Proceeds from issuance of common stock to
    employees                                         133         282
  Proceeds from premium on equity put options                   2,002
  Dividends to minority shareholders              (10,224)     (2,590)
  Repurchases of common stock                     (16,559)     (3,181)
                                                 --------    --------

Net cash provided by (used for)
  financing activities                            (14,212)     47,649
                                                 --------    --------

Effect of exchange rate changes on cash
  and cash equivalents                             10,402      (1,660)
                                                 --------    --------

Net decrease in cash and cash equivalents         (71,966)    (66,018)
                                                 --------    --------

Cash and cash equivalents at beginning of
  period                                          180,070     209,766
                                                 --------   ---------

Cash and cash equivalents at end of period      $ 108,104   $ 143,748
                                                 ========   =========

Supplemental disclosures of cash flow information:

                                                    1999       1998
                                                    ----       ----

Cash paid during the period for:
  Interest                                       $ 13,753   $  18,475
  Income taxes                                        920       8,852


The accompanying notes are an integral part of the condensed consolidated financial statements.

                REEBOK INTERNATIONAL LTD. AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
             (Dollar amounts in thousands, except share data)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

Basis of Presentation
---------------------


The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals, as well as special charges) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim period. The interim financial information and notes thereto should be read in conjunction with the Company's latest annual report to shareholders. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of results to be expected for the entire year.

Certain amounts in the prior year have been reclassified to conform to the 1999 presentation.

NOTE 2 - SPECIAL CHARGE
-----------------------

In the first quarter of 1998, the Company recorded a special charge of $35,000 ($23,674 after tax, or $0.42 per share) in connection with the Company's ongoing business re-engineering efforts. The charge was for personnel related expenses and certain other expenses associated with the restructuring or adjustment of underperforming marketing contracts. The business re-engineering, which resulted in the termination of approximately 485 full-time positions, should enable the Company to achieve greater operating efficiencies. The underperforming marketing contracts have been terminated or restructured to focus the Company's spending on those key athletes and teams who are more closely aligned with its brand positioning. The charge consists of certain one-time expenses, substantially all of which will affect cash.

The components of the first quarter 1998 charge are presented below with additional information concerning the activities affecting the liability for special charges recorded during 1998 and 1999:

                       Balance   1998     1998       Balance     1999     Balance
                      12/31/97  Charges  Utilization  12/31/98    Utilization  3/31/99
                      --------  -------  ----------  --------    -----------  -------

Marketing contracts  $ 25,000  $ 18,476  $ (28,734)  $ 14,742     $ (1,465)  $ 13,277
Fixed asset
  write-downs           6,900               (1,134)     5,766                   5,766
Employee severance      8,400    14,798    (15,983)     7,215       (1,142)     6,073
Termination of
 leases and other       6,761     1,726     (5,912)     2,575         (416)     2,159
                     --------  --------  ---------   --------      -------    -------
                     $ 47,061  $ 35,000  $ (51,763)  $ 30,298     $ (3,023)  $ 27,275
                     ========  ========  =========   ========     ========  =========



The fixed asset write-downs relate to assets that will be abandoned or sold.

NOTE 3 - EARNINGS PER SHARE
---------------------------

The following table sets forth the computation of basic and diluted earnings
(loss) per share (amounts in thousands, except per share data):

                                      Three Months Ended
                                           March 31
                                     -------------------

                                        1999      1998
                                        ----      ----
Numerator:
  Net income (loss)                  $ 17,905   $ (3,358)
                                      -------    -------

Denominator for basic
earnings per share:
  Weighted average shares              56,065     56,344

  Dilutive employee stock
  options                                 476       N/A
                                      -------    -------

Denominator for diluted
earnings per share:
  Weighted average shares
  and assumed conversions              56,541     56,344
                                      =======    =======


Basic earnings (loss) per share      $    .32   $   (.06)

Diluted earnings (loss) per share    $    .32   $   (.06)

Common stock equivalents were anti-dilutive and therefore were not included in the computation of weighted average shares used in computing diluted loss per share for the three months ended March 31, 1998.

NOTE 4 - COMPREHENSIVE INCOME
-----------------------------

Comprehensive income (loss) for the quarters ended March 31, 1999 and March 31, 1998 was $9,984 and ($4,499) respectively.

NOTE 5 - CONTINGENCIES
----------------------

The Company is involved in various legal proceedings generally incidental to its business. While it is not feasible to predict or determine the outcome of these proceedings, management does not believe that they should result in a materially adverse effect on the Company's financial position, results of operations or liquidity. The Company settled for $4,000 in April, 1999 a lawsuit filed by a former distributor in which the plaintiff asserted a claim for damages in excess of $50,000. The settlement will be recorded in the Company's second quarter.

NOTE 6 - EQUITY PUT OPTIONS
---------------------------

During 1998, the Company issued equity put options as part of its ongoing share repurchase program. These options provide the Company with an additional source to supplement open market purchases of its common stock. The options were priced based on the market value of the Company's common stock at the date of issuance. The redemption value of the options, which represents the option price multiplied by the number of shares under option, is presented in the accompanying condensed consolidated balance sheets at December 31, 1998 and March 31, 1998 as "Outstanding redemption value of equity put options." At December 31, 1998 and March 31, 1998 625,000 shares of outstanding common stock were subject to repurchase under the terms and conditions of these options. In January 1999, the Company purchased the 625,000 shares under the terms of the equity put agreements for a net aggregate purchase price of $16,559. At March 31, 1999, no shares of outstanding common stock were subject to repurchase under the terms and conditions of equity put options.

                   REEBOK INTERNATIONAL LTD. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


The following discussion contains forward-looking statements about the Company's revenues, earnings, spending, margins, orders, products, actions, plans, strategies and objectives. Any such statements are subject to risks and uncertainties that could cause the Company's actual results to differ materially from those discussed in such forward-looking statements. Prospective information is based on management's then current expectations or forecasts. Such information is subject to the risk that such expectations or forecasts, or the assumptions underlying such expectations or forecasts, become inaccurate. Factors that could affect the Company's actual results and could cause such results to differ materially from those contained in forward-looking statements made by or on behalf of the Company include, but are not limited to, those discussed below and those described in Exhibit 99 - Issues and Uncertainties filed with this quarterly report on Form 10-Q.


Operating Results
-----------------


First Quarter 1999 Compared to First Quarter 1998
---------------------------------------------------


Net sales for the quarter ended March 31, 1999 were $785.8 million, a 10.7% decrease from 1998's first quarter net sales of $880.1 million. The Reebok Division's worldwide sales (including the sales of the Greg Norman Collection) were $651.5 million, a 13.2% decrease from sales of $750.5 million in the first quarter of 1998. U.S. footwear sales of the Reebok Brand decreased 9.3% to $266.3 million in the first quarter of 1999 from $293.7 million in the first quarter of 1998. U.S. footwear categories that generated sales increases in the first quarter of 1999 were running and walking, primarily due to the Company's technology products; whereas U.S. footwear sales in most other categories declined. The Classics category declined partially as a result of the Company's strategic initiative to segment the distribution of these products in the marketplace. U.S. apparel sales of the Reebok Division decreased in the first quarter by 29.5% to $68.2 million from $96.8 million in the first quarter of 1998. Part of the sales decline in U.S. apparel is attributable to the Company's plans to strategically reposition this business to be more consistent with its International apparel operations. This strategic initiative includes significantly reducing distribution and eliminating many of the Company's U.S. apparel product offerings.
The decrease also includes a decline in sales of the Greg Norman Collection.

International sales of the Reebok Brand (including footwear and apparel) were $317.0 million in the first quarter of 1999, a decrease of 11.9% from $360.0 million in the first quarter of 1998. International sales were adversely impacted by start-up issues experienced in the Company's new Logistics and Shared Service Companies in Rotterdam. The Company estimates that between $15-$20 million of the International sales decline can be directly attributable to these issues. As a result of these issues, the European region reported a sales decline of 4.0%. The Company's sales performance in its other International regions is being adversely affected by economic conditions in Latin America, Asia Pacific and Russia. As compared to the first quarter of 1998, footwear sales to unconsolidated Latin American distributors declined by 75%, or approximately $15 million, and sales in Asia Pacific declined 21% or $11 million. Most of the Reebok Brand's International footwear categories declined during the quarter whereas International apparel sales increased 6.2%.

Rockport's first quarter 1999 sales were $109.7 million as compared to sales of $110.8 million in the first quarter of 1998. Domestic sales for the Rockport brand decreased by 9.7% while International sales increased by 27.4%. Domestically, sales decreased in both men's and women's categories and were negatively impacted by declines in the Company's outlet store business and by heavy promotional activity at retail for the brown shoe segment. International revenues accounted for 21.0% of Rockport's sales in the first quarter of 1999 as compared to 16.0% in the first quarter of 1998.

Sales of the Polo Ralph Lauren Footwear Brand were $24.6 million in the first quarter of 1999, an increase of 30.9% from $18.8 million in the first quarter of 1998. This increase was led by growth in the rugged casual and athletic segments. During the first half of 1999, the Company will debut the RLX/Polo Sport Ralph Lauren performance product line and in the second half of 1999 the Company expects to debut a separate Lauren by Ralph Lauren product line for women.

During the first quarter of 1999, the Company's overall gross margin was 37.9% of sales, this compares to 35.7% for 1998's first quarter, an increase of 220 basis points. The increase is primarily attributable to the strengthening of the Company's initial pricing margins due to manufacturing and sourcing efficiencies the Company has been able to implement. These initial pricing margins have returned to levels the Company was experiencing prior to the introduction of its DMX and 3D Ultralite technology products in 1997. During the quarter, with the exception of U.S. apparel, all business units reported margin improvements over the prior year's first quarter.

Selling, general and administrative expenses for the first quarter of 1999 were $252.3 million, or 32.1% of sales, as compared to $265.4 million, or 30.2% of sales in 1998's first quarter. While the Company's overall spending declined by $13.1 million, the increased spending as a percentage of sales is partly attributable to the Company's continued investment in its various growth segments and partly because of the inclusion in 1999 of significant start-up expenses for the new Logistics and Shared Service Companies in Rotterdam as well as the Company's global information system re-engineering efforts. In the first quarter of 1999, these start-up expenses, which are mostly redundant in nature, amounted to approximately $12.2 million as compared to $5.0 million in the first quarter of 1998. Of the 1999 amount, $8.3 million is included in selling, general and administrative expenses and $3.9 million is included in cost of sales. These start-up expenses are expected to aggregate approximately $40-$50 million for the full year 1999. Exclusive of start-up expenses, selling, general and administrative expenses for the first quarter of 1999 declined by approximately $30.0 million in the period or 12.0% as compared to the first quarter of 1998. Included in this amount is a decline in advertising expenses for the quarter which will be reinvested in the second and third quarters of 1999 for the Reebok Brand's new advertising campaign which was launched in April 1999.

Net interest expense was $12.6 million for the first quarter of 1999, approximately the same as compared to the first quarter of 1998. Although outstanding indebtedness has declined over $150 million from 1998, the Company's average borrowing rates have increased and the amount of interest income earned on invested cash during the period has declined.

The effective income tax rate was 36.0% in the first quarter of 1999 as compared to 31.8% in the first quarter of 1998 and 32.2% for the full year 1998. Looking forward, dependent on the geographic mix of earnings in 1999, the Company expects the first quarter 1999 rate to be indicative of the full year 1999 rate. However, the rate could fluctuate from quarter to quarter depending on where the Company earns income geographically, and, if the Company incurs non-benefitable losses in certain economically troubled regions, the rate could increase further.

Reebok Brand Backlog of Open Orders
-----------------------------------

The Reebok Brand backlog (including Greg Norman Collection apparel) of open customer orders scheduled for delivery during the period April 1 through September 30, 1999 declined 10.4% as compared to the same period last year. North American backlog for the Reebok Brand, which includes the U.S. and Canada, decreased 20.7%, and, the International backlog increased 6.7%. On a constant dollar basis, worldwide Reebok Brand backlog was down 10.0%, and International backlog increased 7.2%. U.S. footwear backlog decreased 16.3%, a slight improvement over last quarter, and U.S. apparel backlog (including Greg Norman Collection apparel) decreased 34.1% as compared to the same period last year. The Company believes that the overall mix of the Company's open U.S. footwear orders has improved from last year, with the athletic specialty channel down 8.0% and volume retailers down approximately 22.0%. In North America, the rate of returns and cancellations has improved substantially over the same period as last year. In addition, the Company believes retailers are leaving more open-to-buy dollars available for at-once business. These changes in business conditions suggest that these percentage decreases in open backlog in the U.S. are not necessarily indicative of future sales trends. In addition, many orders are cancelable, sales by Company-owned retail stores can vary from year to year, many markets in South America and Asia Pacific are not included in the open orders since sales are made by independent distributors and the ratio of orders booked early to at-once shipments can vary from period to period.

Liquidity and Sources of Capital
--------------------------------

The Company's financial position remains strong. Working capital was $759.8 million at March 31, 1999 and $874.1 million at March 31, 1998. The current ratio at March 31, 1999 was 2.3 to 1 as compared to 2.2 to 1 at December 31, 1998 and 2.4 to 1 at March 31, 1998.

Accounts receivable decreased by $79.0 million from March 31, 1998, a decrease of 11.4%. The decrease is primarily due to the sales decline. Inventory decreased by $45.3 million or 8.5% from March 31, 1998. This decrease is in line with the Company's plans. In the U.S., the Company's Reebok Brand footwear inventories were down 9.3%. U.S. Reebok Brand apparel inventories were down 45.0% and retail inventories were down 5.2% from last year. Inventories of all brands outside the U.S. decreased 11.1%. The Company believes that the overall condition of its inventory at wholesale and at retail has improved over last year, with more of the inventory being current product.

Cash used for operations during the first three months of 1999 was $52.4 million, as compared to cash used for operations of $103.6 million during the first three months of 1998, a $51.2 million improvement as a result of the Company's improved balance sheet management. Capital expenditures for the quarter were $15.8 million, an increase from 1998 due to investments in the Company's European Logistics and Shared Service Companies, international retail expansion and various Year 2000 and other information systems initiatives. Cash generated from operations during the balance of 1999, together with the Company's existing credit lines and other financial resources, is expected to adequately finance the Company's current and planned 1999 cash requirements. However, the Company's actual experience may differ from the expectations set forth in the preceding sentence. Factors that might lead to a difference include, but are not limited to, the matters discussed in Exhibit 99 - Issues and Uncertainties filed herewith, as well as future events that might have the effect of reducing the Company's available cash balances (such as unexpected operating losses or increased capital or other expenditures, as well as increases in the Company's inventory or accounts receivable) or future events that might reduce or eliminate the availability of external financial resources.

Year 2000 Readiness Disclosure
------------------------------

The year 2000 issue, which is common to most corporations, concerns the inability of information technology (IT) systems, including computer software programs, as well as non-IT systems, to properly recognize and process date sensitive information related to the year 2000 and beyond. This could potentially cause a system failure or miscalculation that could disrupt operations.

In order to determine the Company's readiness for the year 2000, the Company has conducted a global review of both its IT and non-IT systems to identify the systems that could be affected by the technical problems associated with the year 2000. As part of this review, a management team was selected to inventory all IT (mainframe, network and desktop hardware and software), and non-IT embedded systems (security, fire prevention, elevators, climate control systems, etc.) to address the year 2000 issue, including an assessment of the costs required to effect such a plan. The team has evaluated these inventoried items to determine a remediation method and implementation plan. The IT evaluation and non-IT evaluations are substantially complete. While the Company believes that most of its critical non-IT systems will function without substantial year 2000 compliance problems, the Company will continue to review, test and remediate (if necessary) such systems.

In 1993 the Company developed a strategic information systems plan which provided for the adoption of a new global information systems infrastructure which would substantially improve the Company's systems capability. This new global system will replace most legacy systems with year 2000 compliant software and will thus also address the year 2000 issue. The Company began investments in this new global strategic system in 1994, with investments continuing each year thereafter and expected to continue through the year 2000. The global SAP system being adopted by the Company did not previously have an appropriate application for the footwear and apparel industry. Thus the Company, together with its software vendor and another company in the apparel industry, developed a new software application for the footwear and apparel industry which is now being implemented by the Company.

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

The SAP system has been installed and implementation has been substantially completed in a number of the Company's business units, as well as, in certain other functional areas. These units have experienced certain technical difficulties with the SAP system resulting in processing delays and selected integrity of information issues. The Company together with its software partner has made progress in resolving the issues, although these deficiencies have not yet been fully remedied. By June 30, 1999 the Company will make a determination whether the difficulties are sufficiently remedied to implement the SAP system in the remaining operating units under the current accelerated implementation schedule. If SAP is not installed in the remaining units by the end of 1999, the Company has a contingency plan under which it will modify existing software to make it year 2000 compliant and it has identified the appropriate resources to complete this plan. The Company's Rockport subsidiary as well as certain other International units, will not be converted to the new SAP system by the end of 1999. Accordingly, modifications to their existing software are being made to make them year 2000 compliant. These modifications are substantially complete and the Company is currently testing the effectiveness of these modifications.

Because the Company's conversion to SAP software will replace much of the Company's software with year 2000 compliant systems, it is difficult to segregate the incremental costs associated with the year 2000 issue. The Company expects that the total costs of converting to the global SAP system will be approximately $75 million, of which approximately $55 million has been spent to date. Capitalized costs which are included in this estimate are expected to be approximately $30 million. These estimates assume that the Company will not incur significant year 2000 related costs on behalf of its suppliers, customers or other third parties.

The Company is also focusing on major suppliers and customers to assess their compliance with the year 2000. This effort is being handled internally and is currently in process. The Company will be assessing its largest customers and vendors to determine that their operations are year 2000 compliant. The Company is also developing plans to test year 2000 compliance with significant suppliers during 1999 and will use the results of such tests to determine if contingency plans are necessary and to prepare such plans. The Company is in the process of evaluating year 2000 compliance of all the major footwear factories used by the Company through site visits and expects to complete such evaluation by the end of June 1999. The Company has also begun evaluating and testing year 2000 compliance with its major customers including its EDI customers. The Company is dependent on its suppliers, joint venture partners, independent distributors and customers to implement appropriate changes to their computer systems to address the year 2000 issue. The failure of such third parties to effectively address such an issue could have a material adverse effect on the Company's business.

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

Estimates of time and cost and risk assessments are based on currently available information. Developments that could affect estimates and assessments include, but are not limited to, the ability to hold to the schedule defined for SAP and other package conversion; the ability to remediate all relevant computer code for those limited applications targeted to be remediated; co-operation and remediation success of the Company's suppliers and customers; and the ability to implement suitable contingency plans in the event of year 2000 system failures at the Company or its suppliers or customers.

                           PART II - OTHER INFORMATION


Item 1-3

Not applicable

Item 4   Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on May 4, 1999. The following shows the proposals considered at the Annual Meeting and the voting results:

1. Three Class III members of the Board of Directors were elected by shareholders as follows (there are no abstentions or broker non-votes):


                              Number of Votes      Number of Votes
   Name of Director               Cast FOR            WITHHELD
   ----------------           ---------------     ----------------

   Paul B. Fireman               45,710,765          479,312
   Thomas M. Ryan                45,740,963          449,114
   Carl J. Yankowski             45,733,485          456,592


2. The amendment to the 1987 Employee Stock Purchase Plan to increase the number of shares of common stock authorized for issuance thereunder by 1,000,000 was approved by a vote of 44,670,356 FOR, 1,380,727 AGAINST and 138,994 ABSTAIN.

3. A vote concerning a shareholder proposal requesting that the Board of Directors take action to declassify the Board was defeated by a vote of 17,971,846 FOR, 21,062,589 AGAINST, 210,870 ABSTAIN and 6,944,772 BROKER
     NON-VOTES.

Item 5

Not applicable

Item 6

(a)      Exhibits:

10.1 Amendment to Reebok International Ltd. Equity Incentive Plan dated as of April 19, 1999

10.2 Amendment to Reebok International Ltd. Equity and Deferred Compensation Plan for Directors dated as of April 19, 1999

27. Financial Data Schedule

99. Issues and Uncertainties

(b) Reports on Form 8-K:

    There were no reports on form 8-K filed during the quarter ended March 31, 1999.

                            SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:   May 13, 1999




                                    REEBOK INTERNATIONAL LTD.

                              BY:   /s/ KENNETH WATCHMAKER
                                    -------------------------
                                    Kenneth Watchmaker
                                    Executive Vice President and
                                    Chief Financial Officer