Form 10-Q
period 1999-06-30
REEBOK INTERNATIONAL LTD
filed 1999-08-12
CIK 770949

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


  For the quarterly period ended June 30, 1999

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

  Yes  (X)       No  (  )

  The number of shares outstanding of registrant's common stock, par value $.01 per share, at August 6, 1999, was 56,108,567 shares.

REEBOK INTERNATIONAL LTD.


INDEX

PART I.    FINANCIAL INFORMATION:

Item 1     Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheets -
             June 30, 1999 and 1998, and December 31, 1998   . .   3-4

           Condensed Consolidated Statements of Income - Three
             and Six months Ended June 30, 1999 and 1998   . . .     5

           Condensed Consolidated Statements of Cash Flows -
             Six months Ended June 30, 1999 and 1998    . . . .    6-7

           Notes to Condensed Consolidated Financial Statements .  8-11

Item 2

           Management's Discussion and Analysis of Results
             Of Operations and Financial Condition . . . . . . . 12-21


Part II.   OTHER INFORMATION:


Items 1-5  Not Applicable  . . . . . . . . . . . . . . . . . . .    22


Item  6    Exhibits and Reports on Form 8-K  . . . . . . . . . .    22

                   REEBOK INTERNATIONAL LTD. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)


                                     June 30,          December 31,
                                  1999      1998           1998
                                  ----      ----           ----
                                   (Unaudited)         (See Note 1)
Current assets:
  Cash and cash equivalents   $  150,111  $  143,924   $  180,070
  Accounts receivable, net
    of allowance for doubtful
    accounts (June 1999,
    $51,426; June 1998,
    $48,014; December 1998,
    $47,383)                     512,970     543,580      517,830
  Inventory                      502,030     596,600      535,168
  Deferred income taxes           70,627      81,375       78,419
  Prepaid expenses and other
    current assets                56,219      57,715       46,451
                               ---------   ---------    ---------


    Total current assets       1,291,957   1,423,194    1,357,938
                               ---------   ---------    ---------

Property and equipment, net      181,717     156,960      172,585

Other non-current assets:
  Intangibles, net of
    amortization                  73,017      63,245       72,506
  Deferred income taxes           49,993      21,698       44,212
  Other                           31,519      46,565       37,383
                               ---------   ---------    ---------


                                 154,529     131,508      154,101
                               ---------   ---------    ---------


Total Assets                  $1,628,203  $1,711,662   $1,684,624
                               =========   =========    =========

                   REEBOK INTERNATIONAL LTD. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
                             (Amounts in thousands)

                                       June 30,           December 31,
                                  1999          1998           1998
                                  ----          ----           ----
                                     (Unaudited)           (See Note 1)
Current liabilities:
  Notes payable to banks       $   45,826   $    62,218     $   48,070
  Current portion of
    long-term debt                185,172       105,920         86,640
  Accounts payable                159,747       174,609        203,144
  Accrued expenses                230,995       202,845        191,833
  Income taxes payable             28,944        20,637         27,597
                               ----------    ----------     ----------
    Total current liabilities     650,684       566,229        557,284
                               ----------    ----------     ----------
Long-term debt, net of
  current portion                 423,619       607,822        554,432

Minority interest                  18,018        27,185         31,972

Commitments and contingencies

Outstanding redemption value
  of equity put options                          16,559         16,559

Stockholders' equity:
  Common stock, par value
   $.01; authorized 250,000
   shares; issued
   June 30, 1999, 92,822; issued
   June 30, 1998, 93,159;
   issued December 31,1998,
   93,307                             928           932            933
  Retained earnings             1,181,121     1,133,769      1,156,739
  Less 36,716 shares
   in treasury at cost           (617,620)     (617,620)      (617,620)
  Unearned compensation                             (56)           (26)
  Accumulated other
   comprehensive expense          (28,547)      (23,158)       (15,649)
                               ----------    ----------     ----------
                                  535,882       493,867        524,377
                               ----------    ----------     ----------
Total liabilities and
  stockholders' equity         $1,628,203    $1,711,662     $1,684,624
                               ==========    ==========     ==========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                   REEBOK INTERNATIONAL LTD. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (Amounts in thousands except share data)
                                   (Unaudited)

                                    Three months Ended        Six months Ended
                                        June 30,                  June 30,
                                ----------------------      ------------------
                                     1999       1998          1999       1998
                                     ----       ----          ----       ----

Net sales                       $ 697,393    $  760,567  $1,483,177  $1,640,690
Other expense                      (2,740)       (5,393)     (1,572)     (5,586)
                                ---------    ----------   ---------  ----------

                                  694,653       755,174   1,481,605   1,635,104

Costs and expenses:
  Cost of sales                   432,592       480,239     920,358   1,046,311
  Selling, general and
    administrative expenses       243,357       253,428     495,611     518,871
  Special charge                                                         35,000
  Amortization of intangibles       1,599           776       2,735       1,743
  Interest expense                 12,431        16,616      26,427      34,225
  Interest income                  (1,582)       (3,376)     (2,977)     (8,225)
                                ---------    ----------   ---------  ----------
                                  688,397       747,683   1,442,154   1,627,927
                                ---------    ----------   ---------  ----------
Income before income
 taxes and minority interest        6,256         7,491      39,451       7,177

Income tax expense                  2,252         2,411      14,202       2,311
                                ---------    ----------   ---------  ----------

Income before minority
  interest                          4,004         5,080      25,249       4,866

Minority interest                    (564)       (1,066)      2,776       2,078
                                ---------    ----------   ---------  ----------

Net income                      $   4,568    $    6,146      22,473       2,788
                                =========    ==========   =========  ==========

Basic earnings per share        $     .08    $      .11   $     .40  $      .05
                                =========    ==========   =========  ==========

Diluted earnings per share      $     .08    $      .11   $     .40  $      .05
                                =========    ==========   =========  ==========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                   REEBOK INTERNATIONAL LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)


                                                    Six months Ended
                                                        June 30,
                                                    ----------------
                                                    1999        1998
                                                    ----        ----
Cash flows from operating activities:
  Net income                                   $   22,473  $    2,788
  Adjustments to reconcile net income
    to net cash provided by (used for)
    operating activities:
     Depreciation and amortization                 22,622      24,760
     Minority interest                              2,776       2,078
     Deferred income taxes                         (2,767)    (12,123)
     Special charge                                            35,000
     Changes in operating assets and
      liabilities:
       Accounts receivable                        (15,634)     13,325
       Inventory                                   19,649     (42,462)
       Prepaid expenses                            (7,107)     (3,555)
       Other                                       (3,371)     17,232
       Accounts payable and accrued expenses        2,857     (66,526)
       Income taxes payable                         5,459      15,594
                                               ----------  ----------
         Total adjustments                         24,484     (16,677)
                                               ----------  ----------

Net cash provided by (used for)
operating activities                               46,957     (13,889)
                                               ----------  ----------
Cash flows from investing activity:
  Payments to acquire property and
   equipment                                      (29,238)    (20,128)
                                               ----------  ----------


 Net cash used for investing activity             (29,238)    (20,128)
                                               ----------  ----------

                   REEBOK INTERNATIONAL LTD. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Cont'd)
                             (Amounts in thousands)
                                   (Unaudited)

                                                    Six months Ended
                                                        June 30,
                                                    ----------------

                                                     1999       1998
                                                     ----       ----
Cash flows from financing activities:
  Net borrowings of notes payable to banks      $  21,931   $  23,135
  Payments of long-term debt                      (53,060)    (46,693)
  Proceeds from issuance of common stock to
    employees                                       1,904       1,295
  Proceeds from premium on equity put options                   2,002
  Dividends to minority shareholders              (10,224)     (6,649)
  Repurchases of common stock                     (16,559)     (3,181)
                                                 --------    --------

Net cash used for financing activities            (56,008)    (30,091)
                                                 --------    --------

Effect of exchange rate changes on cash
  and cash equivalents                              8,330      (1,734)
                                                 --------    --------

Net decrease in cash and cash equivalents         (29,959)    (65,842)
                                                 --------    --------

Cash and cash equivalents at beginning of
  period                                          180,070     209,766
                                                 --------   ---------

Cash and cash equivalents at end of period      $ 150,111   $ 143,924
                                                 ========   =========

Supplemental disclosures of cash flow information:

                                                    1999       1998
                                                    ----       ----

Cash paid during the period for:
  Interest                                       $ 26,285   $  23,835
  Income taxes                                      3,559       9,600

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


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

Basis of Presentation
---------------------


The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles ("GAAP") for complete financial statements.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and reflect all adjustments (consisting of normal recurring accruals, as well as special charges) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods. The interim financial information and notes thereto should be read in conjunction with the Company's latest annual report to shareholders. The results of operations for the six months ended June 30, 1999 are not necessarily indicative of results to be expected for the entire year.

Certain amounts in the prior year have been reclassified to conform to the 1999 presentation.

NOTE 2 - SPECIAL CHARGE
-----------------------

In the first quarter of 1998, the Company recorded a special charge of $35,000 ($23,674 after tax, or $0.42 per share) in connection with the Company's ongoing business re-engineering efforts. The charge was for personnel related expenses and certain other expenses associated with the restructuring or adjustment of underperforming marketing contracts. The business re-engineering resulted in the termination of approximately 485 full-time positions. The underperforming marketing contracts have been terminated or restructured to focus the Company's spending on those key athletes and teams who are more closely aligned with its brand positioning. The charge consists of certain one-time expenses, substantially all of which will affect cash.

The components of the first quarter 1998 charge are presented below with additional information concerning the activities affecting the liability for special charges recorded during 1998 and 1999:

                       Balance   1998     1998       Balance         1999     Balance
                      12/31/97  Charges  Utilization 12/31/98    Utilization  6/30/99
                      --------  -------  ----------  --------    -----------  -------

Marketing contracts  $ 25,000  $ 18,476  $ (28,734)  $ 14,742     $ (1,923)  $ 12,819
Fixed asset
  write-downs           6,900               (1,134)     5,766        (  16)     5,750
Employee severance      8,400    14,798    (15,983)     7,215       (1,345)     5,870
Termination of
 leases and other       6,761     1,726     (5,912)     2,575       (1,038)     1,537
                     --------  --------  ---------   --------      -------    -------
                     $ 47,061  $ 35,000  $ (51,763)  $ 30,298     $ (4,322)  $ 25,976
                     ========  ========  =========   ========     ========  =========



The fixed asset write-downs relate to assets that have been or will be abandoned or sold.

NOTE 3 - EARNINGS PER SHARE
---------------------------

The following table sets forth the computation of basic and diluted earnings per share (amounts in thousands, except per share data):

                           Three Months Ended       Six Months Ended
                                June 30                 June 30
                           -------------------      -----------------

                             1999       1998         1999       1998
                             ----       ----         ----       ----
Numerator:
  Net income               $  4,568   $  6,146    $ 22,473   $  2,788
                            -------    -------     -------    -------

Denominator for basic
earnings per share:
  Weighted average shares    55,975     56,338      56,020     56,341

  Dilutive employee stock
  options                       902        817         707        816
                            -------    -------     -------    -------

Denominator for diluted
earnings per share:
  Weighted average shares
  and assumed conversions    56,877     57,155      56,727     57,157
                            =======    =======     =======    =======

Basic earnings per share   $    .08   $    .11    $    .40   $    .05

Diluted earnings per
  share                    $    .08   $    .11    $    .40   $    .05



NOTE 4 - COMPREHENSIVE INCOME
-----------------------------

Comprehensive income (loss) for the quarters ended June 30, 1999 and June 30, 1998 was $(409) and $5,414 respectively. Comprehensive income for the six months ended June 30, 1999 and 1998 was $9,575 and $915, respectively. Comprehensive income (loss) for all periods presented represents net income (loss) and changes in foreign currency translation adjustments.

NOTE 5 - CONTINGENCIES
----------------------

The Company is involved in various legal proceedings generally incidental to its business. While it is not feasible to predict or determine the outcome of these proceedings, management does not believe that they should result in a materially adverse effect on the Company's financial position, results of operations or liquidity. The Company settled for $4,000 in April, 1999 a lawsuit filed by a former distributor in which the plaintiff asserted a claim for damages in excess of $50,000. The settlement was recorded as a charge to other expense in the Company's second quarter.

NOTE 6 - EQUITY PUT OPTIONS
---------------------------

During 1998, the Company issued equity put options as part of its ongoing share repurchase program. These options provide the Company with an additional source to supplement open market purchases of its common stock. The options were priced based on the market value of the Company's common stock at the date of issuance. The redemption value of the options, which represents the option price multiplied by the number of shares under option, is presented in the accompanying condensed consolidated balance sheets at December 31, 1998 and June 30, 1998 as "Outstanding redemption value of equity put options." At June 30, 1999, no shares of outstanding common stock were subject to repurchase under the terms and conditions of equity put options.

                   REEBOK INTERNATIONAL LTD. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


The following discussion contains forward-looking statements about the Company's revenues, earnings, spending, margins, orders, inventory, products, actions, plans, strategies and objectives. Any such statements are subject to risks and uncertainties that could cause the Company's actual results to differ materially from those discussed in such forward-looking statements. Prospective information is based on management's then current expectations or forecasts. Such information is subject to the risk that such expectations or forecasts, or the assumptions underlying such expectations or forecasts, become inaccurate. Factors that could affect the Company's actual results and could cause such results to differ materially from those contained in forward-looking statements made by or on behalf of the Company include, but are not limited to, those discussed below and those described in Exhibit 99 - Issues and Uncertainties filed with this quarterly report on Form 10-Q.


Operating Results
-----------------


Second Quarter 1999 Compared to Second Quarter 1998
---------------------------------------------------


Net sales for the quarter ended June 30, 1999 were $697.4 million, an 8.3% decrease from 1998's second quarter net sales of $760.6 million. The Reebok Division's worldwide sales (including the sales of the Greg Norman Collection) were $570.1 million, a 10.1% decrease from sales of $634.3 million in the second quarter of 1998. U.S. footwear sales of the Reebok Brand decreased 8.9% to $245.1 million in the second quarter of 1999 from $268.9 million in the second quarter of 1998. U.S. footwear categories that generated sales increases in the second quarter of 1999 were kids, walking, tennis and basketball; whereas U.S. footwear sales in most other categories declined. The Classics category declined partially as a result of the Company's strategic initiative to segment the distribution of these products in the marketplace. U.S. apparel sales of the Reebok Division (including the sales of the Greg Norman Collection) decreased in the second quarter by 25.8% to $59.2 million from $79.8 million in the second quarter of 1998. Part of the sales decline in U.S. apparel is attributable to the Company's plans to strategically reposition this business to be more consistent with its International apparel operations. This strategic initiative includes segmenting distribution and reducing some of the Company's U.S. apparel product offerings. The decrease also includes a decline in sales of the Greg Norman Collection. The Greg Norman brand is being repositioned as a collections business and in the short term that has resulted in a reduction of the number of retail storefronts in which the brand is sold.

International sales of the Reebok Brand (including footwear and apparel) were $265.8 million in the second quarter of 1999, a decrease of 6.9% from $285.6 million in the second quarter of 1998. Most of the Reebok Brand's International footwear categories declined during the quarter and International apparel sales decreased slightly. International sales were adversely impacted by start-up problems experienced in the Company's new Logistics and Shared Service Companies in Rotterdam in the first quarter. However, the move of the Company's German and certain other European subsidiaries into the Company's new distribution center has substantially stabilized in the second quarter and the Company is currently able to ship orders received from customers on a timely basis from the new facility. During the quarter and for the first six months of 1999, the Company's sales performance was adversely affected by economic conditions in Latin America and Russia. As compared to the second quarter of 1998, footwear sales to unconsolidated Latin American distributors declined by 46.5%, or approximately $7.3 million, and sales in Russia declined 54.1% or $7.3 million. Business in the Asia Pacific region during the quarter stabilized with sales for the 1999 second quarter approximately equal to those in the same period in 1998.

Rockport's second quarter 1999 sales were $104.0 million as compared to sales of $109.9 million in the second quarter of 1998. Domestic sales for the Rockport brand decreased by 8.1% while International sales increased by 7.2%. Domestically, sales decreased in the men's category and were negatively impacted by declines in the Company's outlet store business and by heavy promotional activity at retail for the brown shoe segment. International revenues accounted for 19.6% of Rockport's sales in the second quarter of 1999 as compared to 17.2% in the second quarter of 1998.

Sales of the Company's Polo Ralph Lauren Footwear products were $23.3 million in the second quarter of 1999, an increase of 42.1% from $16.4 million in the second quarter of 1998. This increase was led by growth in the rugged casual and athletic segments. During the first half of 1999, the Company debuted the RLX/Polo Sport Ralph Lauren performance product line and in July of 1999 the Company debuted a separate Lauren by Ralph Lauren product line for women. For the balance of 1999, the Company's Polo Ralph Lauren Footwear business plans to increase advertising, expand distribution and continue to invest in branded retail presence.

During the second quarter of 1999, the Company's overall gross margin was 38.0% of sales, this compares to 36.9% for 1998's second quarter, an increase of 110 basis points. The increase is primarily attributable to the strengthening of the Company's initial pricing margins due to manufacturing and sourcing efficiencies, and to lower cancellations, markdowns and returns. The U.S. footwear initial pricing margins for the Reebok Brand have returned to levels the Company was experiencing prior to the introduction of its DMX and 3D Ultralite technology products in 1997. Adversely impacting margins in the quarter were sales of U.S. apparel, Rockport and Greg Norman, due to a higher volume of off-price business and higher markdown allowances.

Selling, general and administrative expenses for the second quarter of 1999 were $243.4 million, or 34.9% of sales, as compared to $253.4 million, or 33.3% of sales in 1998's second quarter. While the Company's overall spending declined by $10.0 million in the quarter, spending did increase as a percentage of sales. During the quarter the Company incurred significant start-up expenses for its new Logistics and Shared Service Companies in Rotterdam as well as for its global information system re-engineering efforts. In the second quarter of 1999, these start-up expenses, many of which are redundant in nature, amounted to approximately $8.0 million as compared to $10.0 million in the second quarter of 1998. A portion of the start-up costs reflect redundant distribution costs resulting from the lower than planned volume of product in the Rotterdam facility. Start-up expenses are expected to aggregate approximately $40 million for the full year 1999. Selling, general and administrative expenses for the 1999 second quarter, exclusive of these start-up expenses, were about 33.7% of sales as compared with 32.1% in the second quarter of 1998. The Company considers this level to be too high and will begin to initiate programs to reduce selling, general and administrative spending to a lower percentage of sales. The impact of these programs will not begin to be realized until calendar year 2000.

Net interest expense was $10.8 million for the second quarter of 1999, a decrease of $2.4 million as compared to the second quarter of 1998. The decrease was a result of improved cash flow and debt repayment.

The effective income tax rate was 36.0% in the second quarter of 1999 as compared to 32.2% in the second quarter of 1998 and 32.2% for the full year 1998. Looking forward, dependent on the geographic mix of earnings in 1999, the Company expects the second quarter 1999 rate to be indicative of the full year 1999 rate. However, the rate could fluctuate from quarter to quarter depending on where the Company earns income geographically, and, if the Company incurs non-benefitable losses in certain economically troubled regions, the rate could increase further.

First Six Months 1999 Compared to First Six Months 1998
---------------------------------------------------

Net sales for the first six months ended June 30, 1999 were $1.483 billion, a 9.6% decrease from 1998's first six months net sales of $1.641 billion. The Reebok Division's worldwide sales (including the sales of the Greg Norman Collection) were $1.222 billion, an 11.8% decrease from sales of $1.385 billion in the first six months of 1998. U.S. footwear sales of the Reebok Brand decreased 9.1% to $511.4 million in the first six months of 1999 from $562.6 million in the first six months of 1998. U.S. footwear categories that generated sales increases in the first six months of 1999 were kids, walking and cleated; whereas U.S. footwear sales in most other categories declined. The Classics category declined partially as a result of the Company's strategic initiative to segment the distribution of these products in the marketplace. U.S. apparel sales of the Reebok Division (including the sales of the Greg Norman
Collection) decreased in the first six months by 27.9% to $127.4 million from $176.6 million in the first six months of 1998. Part of the sales decline in U.S. apparel is attributable to the Company's plans to strategically reposition this business to be more consistent with its International apparel operations. This strategic initiative includes segmenting distribution and reducing some of the Company's U.S. apparel product offerings. The decrease also includes a decline in sales of the Greg Norman Collection. The Greg Norman brand is being repositioned as a collections business and in the short term that has resulted in a reduction of the number of retail storefronts in which the brand is sold.

International sales of the Reebok Brand (including footwear and apparel) were $582.8 million in the first six months of 1999, a decrease of 9.7% from $645.6 million in the first six months of 1998. Most of the Reebok Brand's International footwear categories declined during the first six months whereas International apparel sales increased slightly. International sales were adversely impacted by start-up problems experienced in the Company's new Logistics and Shared Service Companies in Rotterdam. The Company estimates that between $15-$20 million of the International sales decline can be directly attributable to these issues. However, the move of the Company's German and certain other European subsidiaries into the Company's new distribution center has substantially stabilized in the second quarter and the Company is currently able to ship orders received from customers on a timely basis from the new facility. Sales in Europe increased by 5% for the first six months of 1999 compared with the same period in 1998, excluding the 42% sales decline in Germany where a portion of the decrease can be attributed to the start-up problems at the new Rotterdam Distribution facility. The Company's sales performance in its other International regions is being adversely affected by economic conditions in Latin America, Asia Pacific and Russia. As compared to the first six months of 1998, footwear sales to unconsolidated Latin American distributors declined by 5.8%, or approximately $22.8 million, sales in Asia Pacific declined 11.9% or $11.1 million and sales in Russia declined 53.9% or $12.4 million.

Rockport's sales for the first six months of 1999 were $213.7 million as compared to sales of $220.7 million in the first six months of 1998. Domestic sales for the Rockport brand decreased by 7.5% while International sales increased by 14.0%. Domestically, sales decreased in both the men's and outdoor categories and were negatively impacted by declines in the Company's outlet store business and by heavy promotional activity at retail for the brown shoe segment. International revenues accounted for 23.6% of Rockport's sales in the first six months of 1999 as compared to 20.0% in the first six months of 1998.

Sales of the Company's Polo Ralph Lauren Footwear products were $47.9 million in the first six months of 1999, an increase of

36.1% from $35.2 million in the first six months of 1998. This increase was led by growth in the rugged casual and athletic segments. During the first half of 1999, the Company debuted the RLX/Polo Sport Ralph Lauren performance product line and in July of 1999 the Company debuted a separate Lauren by Ralph Lauren product line for women. For the balance of 1999, the Company's Polo Ralph Lauren Footwear business plans to increase advertising, expand U.S. distribution and continue to invest in branded retail presence.

During the first six months of 1999, the Company's overall gross margin was 37.9% of sales, this compares to 36.2% for 1998's first six months, an increase of 170 basis points. The increase is primarily attributable to the strengthening of the Company's initial pricing margins due to manufacturing and sourcing efficiencies, and to lower cancellations, markdowns and returns. The U.S. footwear initial pricing margins for the Reebok Brand have returned to levels the Company was experiencing prior to the introduction of its DMX and 3D Ultralite technology products in 1997. Adversely impacting margins for the year to date were sales of U.S. apparel, Rockport and Greg Norman due to a higher volume of off-price business and higher markdown allowances.

Selling, general and administrative expenses for the first six months of 1999 were $495.6 million, or 33.4% of sales, as compared to $518.9 million, or 31.6% of sales in 1998's first six months. While the Company's overall spending declined by $23.3 million during the first six months of 1999 as compared with the same period in 1998, spending did increase as a percentage of sales. During the six month period, the Company incurred significant start-up expenses for its new Logistics and Shared Service Companies in Rotterdam, as well as for its global information system re-engineering efforts. In the first six months of 1999, these start-up expenses, many of which are redundant in nature, amounted to approximately $17.0 million as compared to $15.0 million in the first six months of 1998. A portion of the start-up costs reflect redundant distribution costs resulting from the lower than planned volume of product in the Rotterdam facility. These start-up expenses are expected to aggregate approximately $40 million for the full year 1999. Selling, general and administrative expenses for the six months of 1999, exclusive of these start-up expenses, were about 32.3% of sales as compared with 30.7% for the first six months of 1998. The Company considers this level to be too high and will begin to initiate programs to reduce selling, general and administrative spending to a lower percentage of sales. The impact of these programs will not begin to be realized until calendar year 2000.

Net interest expense was $23.4 million for the first six months of 1999, a decrease of $2.6 million as compared to the first six months of 1998. The decrease was a result of improved cash flow and debt repayments.

The effective income tax rate was 36.0% in the first six months of 1999 as compared to 32.2% in the first six months of 1998 and 32.2% for the full year 1998. Looking forward, dependent on the geographic mix of earnings in 1999, the Company expects the year-to-date 1999 rate to be indicative of the full year 1999 rate. However, the rate could fluctuate from quarter to quarter depending on where the Company earns income geographically, and, if the Company incurs non-benefitable losses in certain economically troubled regions, the rate could increase further.

Reebok Brand Backlog of Open Orders
-----------------------------------

The Reebok Brand backlog (including Greg Norman Collection apparel) of open customer orders scheduled for delivery during the period July 1 through December 31, 1999 declined 13.5% as compared to the same period last year. North American backlog for the Reebok Brand, which includes the U.S. and Canada, decreased 24.9%, and, the International backlog increased 5.3%. On a constant dollar basis, worldwide Reebok Brand backlog was down 11.7%, and International backlog increased 10.1%. U.S. footwear backlog decreased 17.5% and U.S. apparel backlog (including Greg Norman Collection apparel) decreased 45.7% as compared to the same period last year. When the decline in the footwear backlog of 17.5% for the second quarter 1999 is compared to the first quarter decline of 16.3%, there appears to be a slight decrease in the comparisons. The Company believes that this decrease in comparisons is primarily the result of a higher percentage of July future orders being shipped to retailers this year when compared to last year. Since these orders have been shipped, they are not included in the June backlog, thereby adversely impacting the comparisons. Therefore, the Company believes that the decrease in comparisons quarter to quarter is not necessarily indicative of the trend for the balance of the year. In North America, the rate of returns and cancellations during the first six months of 1999 has improved substantially when compared to the same period last year. In addition, the Company believes retailers are leaving more open-to-buy dollars available for at-once business. These changes in business conditions suggest that these percentage decreases in open backlog in the U.S. are not necessarily indicative of future sales trends. In addition, many orders are cancelable, sales by Company-owned retail stores can vary from year to year, many markets in South America and Asia Pacific are not included in the open orders since sales are made by independent distributors and the ratio of orders booked early to at-once shipments can vary from period to period.

Liquidity and Sources of Capital
--------------------------------

The Company's financial position remains strong. Working capital was $641.3 million at June 30, 1999 and $857.0 million at June 30, 1998. The reclassification to a current liability of the $100.0 million medium-term note due in May 2000 resulted in a portion of the working capital reduction. The current ratio at June 30, 1999 was 1.9 to 1 as compared to 2.4 to 1 at December 31, 1998 and 2.5 to 1 at June 30, 1998.

Accounts receivable decreased by $30.6 million from June 30, 1998, a decrease of 5.6%. The decrease is primarily due to the sales decline. Inventory decreased by $94.6 million or 15.9% from June 30, 1998. This decrease is in line with the Company's plans. In the U.S., the Company's Reebok Brand footwear inventories were down 16.9%. U.S. Reebok Brand apparel inventories were down 50.6% and retail inventories were down 6.7% from last year. Inventories of all brands outside the U.S. decreased 14.0%. The Company believes that the overall condition of its inventory at wholesale and at retail has improved from last year, with more of the inventory being current product.

Cash provided by operations during the first six months of 1999 was $47.0 million, as compared to cash used for operations of $13.9 million during the first six months of 1998, a $60.9 million improvement. Capital expenditures for the first six months of 1999 were $29.2 million, an increase from 1998 due to investments in the Company's European Logistics and Shared Service Companies, international retail expansion and various Year 2000 and other information systems initiatives. Cash generated from operations during the balance of 1999, together with the Company's existing credit lines and other financial resources, is expected to adequately finance the Company's current and planned 1999 cash requirements. However, the Company's actual experience may differ from the expectations set forth in the preceding sentence. Factors that might lead to a difference include, but are not limited to, the matters discussed in Exhibit 99
- Issues and Uncertainties filed herewith, as well as future events that might have the effect of reducing the Company's available cash balances (such as unexpected operating losses or increased capital or other expenditures, as well as increases in the Company's inventory or accounts receivable) or future events that might reduce or eliminate the availability of external financial resources.

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

The Company believes that, with modifications to existing software and converting to SAP software and other packaged software, the year 2000 will not pose significant operational problems for the Company's computer systems. However, if the modifications and conversions are not implemented or completed in a timely or effective manner, the year 2000 problem could have a material adverse impact on the operations and financial condition of the Company. In addition, in converting to SAP software, the Company is relying on its software partner to develop and support new software applications and there could be problems in successfully developing and implementing such new applications. The Company is the first in the apparel and footwear industry to begin to implement this new software application. Thus there are substantial risks that problems could arise in implementation or that the system may not be fully effective by the end of 1999.

The SAP system has been installed and implementation has been substantially completed in a number of the Company's business units, as well as, in certain other functional areas. These units have experienced certain technical difficulties with the SAP system resulting in processing delays and selected integrity of information issues. The Company, together with its software partner, has substantially remedied these deficiencies. Accordingly, the Company has decided to continue to implement the SAP system in certain of its operating units during 1999. However, because of the technical difficulties with the SAP system and the delays resulting therefrom, the Company has decided to delay full implementation of the SAP system in its North American operating unit until after January 2000. For its North American operating unit, the Company is, instead, proceeding with its contingency plan to modify existing software to make it year 2000 compliant. The Company has already modified existing software to process customer orders and purchase orders for the year 2000, and has been processing such orders. Other software systems for the North American operating unit still need to be modified to make them year 2000 compliant. The Company has retained the same consultant which modified software for its Rockport subsidiary and certain other units to handle this modification, and expects such modification to be complete by the end of the third quarter 1999 with final testing and implementation occurring in October 1999. The costs of such modification, are not anticipated to be material.

As previously indicated, the Company's Rockport and Polo Ralph Lauren Footwear subsidiaries, as well as certain other International units, will not be converted to the new SAP system by the end of 1999. The necessary modifications to their existing software to make them year 2000 compliant have been substantially completed. The Company has tested the effectiveness of these modifications and found them to be substantially compliant. Testing on these modifications, as well as the modifications for the North American unit, will continue during 1999.

Because the Company's conversion to SAP software will replace much of the Company's software with year 2000 compliant systems, it is difficult to segregate the incremental costs associated with the year 2000 issue. The Company expects that the total costs of converting to the global SAP system will be approximately $75 million, of which approximately $60 million has been spent to date. Capitalized costs which are included in this estimate are expected to be approximately $30 million. These estimates assume that the Company will not incur significant year 2000 related costs on behalf of its suppliers, customers or other third parties.

The Company is also focusing on major suppliers and customers to assess their compliance with the year 2000. This effort is being handled internally and is currently in process. The Company will be assessing its largest customers and vendors to determine that their operations are year 2000 compliant. The Company is also in the process of testing year 2000 compliance with significant suppliers and will use the results of such tests to determine if contingency plans are necessary and to prepare such plans. The Company has completed year 2000 compliance evaluation of all of its major footwear factories through site visits. The Company is also in the process of evaluating and testing year 2000 compliance with its major customers including its EDI customers. The Company is dependent on its suppliers, joint venture partners, independent distributors and customers to implement appropriate changes to their computer systems to address the year 2000 issue. The failure of such third parties to effectively address such an issue could have a material adverse effect on the Company's business.

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

                          PART II - OTHER INFORMATION


Item 1-5

Not applicable

Item 6

(a)      Exhibits:


10.1 Agreement dated as of April 19, 1999 between Reebok International Ltd. and Paul Fireman

10.2     Consent dated April 19, 1999 from Paul Fireman to Reebok International
         Ltd.

10.3 Consent dated April 19, 1999 from Kenneth Watchmaker to Reebok International Ltd.

27.      Financial Data Schedule

99.      Issues and Uncertainties

(b) Reports on Form 8-K:

    There were no reports on form 8-K filed during the quarter ended June 30, 1999.

                               SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:   August 12, 1999




                                    REEBOK INTERNATIONAL LTD.

                              BY:   /s/ KENNETH WATCHMAKER
                                    -------------------------
                                    Kenneth Watchmaker
                                    Executive Vice President and
                                    Chief Financial Officer