Form 10-Q
period 1999-09-30
REEBOK INTERNATIONAL LTD
filed 1999-11-12
CIK 770949

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


  For the quarterly period ended September 30, 1999

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

  Yes  (X)       No  (  )

  The number of shares outstanding of registrant's common stock, par value $.01 per share, at November 3, 1999, was 56,265,056 shares.

REEBOK INTERNATIONAL LTD.


INDEX

PART I.    FINANCIAL INFORMATION:

Item 1     Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheets -
             September 30, 1999 and 1998, and
             December 31, 1998 . . . . . . . . . . . . . . . . .   3-4

           Condensed Consolidated Statements of Income - Three
                     and Nine months Ended September 30, 1999 and 1998 .     5

           Condensed Consolidated Statements of Cash Flows -
             Nine months Ended September 30, 1999 and 1998 . . .   6-7

           Notes to Condensed Consolidated Financial
                     Statements . . . . . . . . . . . . . . . . . . . .   8-11

Item 2

           Management's Discussion and Analysis of Results
             Of Operations and Financial Condition . . . . . . . 12-22


Part II.   OTHER INFORMATION:


Item 1    Legal Proceedings . . . . . . . . . . . . . . . . . .    23

Items 2-5  Not Applicable  . . . . . . . . . . . . . . . . . . .    23


Item  6    Exhibits and Reports on Form 8-K  . . . . . . . . . .    23

                   REEBOK INTERNATIONAL LTD. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)


                                    September 30,       December 31,
                                  1999         1998         1998
                                  ----         ----         ----
                                      (Unaudited)       (See Note 1)

Current assets:
  Cash and cash equivalents   $ 143,060   $   99,021   $  180,070
  Accounts receivable,  net
 of allowance for doubtful
 accounts  (September 1999,
    $49,138; September 1998,
 $51,678; December 1998,
    $47,383)                     579,859     617,353      517,830
  Inventory                      449,743     535,734      535,168
  Deferred income taxes           79,361      79,183       78,419
  Prepaid expenses and other
    current assets                52,690      50,971       46,451
                               ---------   ---------    ---------


    Total current assets       1,304,713   1,382,262    1,357,938
                               ---------   ---------    ---------

Property and equipment, net      177,449     174,286      172,585

Other non-current assets:
  Intangibles, net of
    amortization                  71,975      62,344       72,506
  Deferred income taxes           51,067      21,037       44,212
  Other                           28,860      41,643       37,383
                               ---------   ---------    ---------


                                 151,902     125,024      154,101
                               ---------   ---------    ---------

Total Assets                  $1,634,064  $1,681,572   $1,684,624
                               =========   =========    =========

                   REEBOK INTERNATIONAL LTD. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
                             (Amounts in thousands)

                                     September 30,          December 31,
                                  1999          1998           1998
                                  ----          ----           ----
                                     (Unaudited)           (See Note 1)
Current liabilities:
  Notes payable to banks       $   37,571   $    45,541     $   48,070
  Current portion of
    long-term debt                185,186        60,572         86,640
  Accounts payable                144,376       190,412        203,144
  Accrued expenses                272,771       207,617        191,833
  Income taxes payable             25,834        20,381         27,597
                               ----------    ----------     ----------
    Total current liabilities     665,738       524,523        557,284
                               ----------    ----------     ----------
Long-term debt, net of
  current portion                 400,012       578,614        554,432

Minority interest                  22,552        34,706         31,972

Commitments and contingencies

Outstanding redemption value
  of equity put options                          16,559         16,559

Stockholders' equity:
  Common stock, par value
   $.01; authorized 250,000
   shares; issued
   September  30,  1999,  92,826;
 issued  September  30, 1998,
  93,161;  issued
   December 31, 1998,
   93,307                             928           932            933
  Retained earnings             1,184,452     1,162,019      1,156,739
  Less 36,716 shares
   in treasury at cost           (617,620)     (617,620)      (617,620)
  Unearned compensation                             (41)           (26)
Accumulated other
   comprehensive expense          (21,998)      (18,120)       (15,649)
                               ----------    ----------     ----------
                                  545,762       527,170        524,377
                               ----------    ----------     ----------
Total liabilities and
  stockholders' equity         $1,634,064    $1,681,572     $1,684,624
                               ==========    ==========     ==========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                   REEBOK INTERNATIONAL LTD. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (Amounts in thousands except share data)
                                   (Unaudited)

                                    Three months Ended       Nine months Ended
                                        September 30,          September 30,
                                ----------------------      ------------------
                                     1999       1998          1999       1998
                                     ----       ----          ----       ----

Net sales                       $ 793,937    $  878,335  $2,277,114  $2,519,026
Other expense                      (4,650)       (6,280)     (6,222)    (11,869)
                                ---------    ----------   ---------  ----------

                                  789,287       872,055   2,270,892   2,507,157

Costs and expenses:
  Cost of sales                   484,677       546,341   1,405,035   1,592,651
  Selling, general and
    administrative expenses       246,302       267,623     741,913     786,495
  Special charge                   38,000                    38,000      35,000
  Amortization of intangibles       1,157           846       3,892       2,588
  Interest expense                 11,943        15,939      38,370      50,164
  Interest income                  (2,181)       (3,737)     (5,158)    (11,962)
                                ---------    ----------   ---------  ----------
                                  779,898       827,012   2,222,052   2,454,936
                                ---------    ----------   ---------  ----------
Income before income
 taxes and minority interest        9,389        45,043      48,840      52,221

Income tax expense                  3,380        14,500      17,582      16,811
                                ---------    ----------   ---------  ----------

Income before minority
  interest                          6,009        30,543      31,258      35,410

Minority interest                   2,743         2,314       5,519       4,392
                                ---------    ----------   ---------  ----------

Net income                      $   3,266    $   28,229   $  25,739  $   31,018
                                =========    ==========   =========  ==========

Basic earnings per share        $     .06    $      .50   $     .46  $      .55
                                =========    ==========   =========  ==========

Diluted earnings per share      $     .06    $      .50   $     .45  $      .54
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

                   REEBOK INTERNATIONAL LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)


                                                    Nine months Ended
                                                        September 30,
                                                    ----------------
                                                    1999        1998
                                                    ----        ----

Cash flows from operating activities:
  Net income                                   $   25,739  $   31,018
  Adjustments to reconcile net income
    to net cash provided by
    operating activities:
     Depreciation and amortization                 32,902      35,981
     Minority interest                              5,519       4,393
     Deferred income taxes                         (9,108)    ( 5,141)
     Special charge                                38,000      35,000
     Changes in operating assets and
      liabilities:
       Accounts receivable                        (71,693)    (36,844)
       Inventory                                   79,678      36,732
       Prepaid expenses                            (2,997)      4,122
       Other                                       (1,536)      6,150
       Accounts payable and accrued expenses       (9,368)    (57,925)
       Income taxes payable                        (1,896)     15,341
                                               ----------  ----------
         Total adjustments                         59,501      37,809
                                               ----------  ----------

Net cash provided by operating activities          85,240      68,827

                                               ----------  ----------
Cash flows from investing activity:
  Payments to acquire property and
   equipment                                      (36,291)    (45,610)
                                               ----------  ----------


 Net cash used for investing activity             (36,291)    (45,610)
                                               ----------  ----------

                   REEBOK INTERNATIONAL LTD. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Cont'd)
                             (Amounts in thousands)
                                   (Unaudited)
                                                    Nine months Ended
                                                        September 30,
                                                    ----------------

                                                     1999       1998
                                                     ----       ----

Cash flows from financing activities:
  Net borrowings (payments) of notes
    payable to banks                            $ (12,265)  $   3,125
  Payments of long-term debt                      (54,945)   (121,049)
  Proceeds from issuance of common stock to
    employees                                       1,966       3,470
  Proceeds from premium on equity put options                   2,002
  Dividends to minority shareholders              (10,224)     (6,649)
  Repurchases of common stock                     (16,559)     (3,181)
                                                 --------    --------

Net cash used for financing activities            (92,027)   (122,282)
                                                 --------    --------

Effect of exchange rate changes on cash
  and cash equivalents                              6,068     (11,680)
                                                 --------    --------

Net decrease in cash and cash equivalents         (37,010)   (110,745)
                                                 --------    --------

Cash and cash equivalents at beginning of
  period                                          180,070     209,766
                                                 --------   ---------

Cash and cash equivalents at end of period      $ 143,060   $  99,021
                                                 ========   =========

Supplemental disclosures of cash flow information:

                                                    1999       1998
                                                    ----       ----

Cash paid during the period for:
  Interest                                       $ 38,301   $  35,551
  Income taxes                                     30,966      23,879

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


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

Basis of Presentation
---------------------


The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles ("GAAP")for complete financial statements.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and reflect all adjustments (consisting of normal recurring accruals, as well as special charges) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods. The interim financial information and notes thereto should be read in conjunction with the Company's latest annual report to shareholders. The results of operations for the nine months ended September 30, 1999 are not necessarily indicative of results to be expected for the entire year.

Certain amounts in the prior year have been reclassified to conform to the 1999 presentation.

NOTE 2 - SPECIAL CHARGE
-----------------------

In the third quarter of 1999, the Company recorded a special charge for certain one time expenses of $38,000 ($24,320 after tax, or $0.43 per share) for restructuring activities in the Company's global operations. The charge relates primarily to personnel expenses for headcount reductions, asset valuation reserves and accruals related to the abandonment of certain activities. The business re-engineering will result in the elimination of approximately 600 full-time positions. The remainder of the charge is primarily for lease terminations and the write-down of assets no longer in use or for sale. Approximately $22 million of the charge will affect cash.

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

The components of the 1998 and 1999 charges are presented below with additional information concerning the activities affecting the liability for special charges recorded during 1998 and 1999:

                          Balance      1999          1999         Balance
                          1/1/99      Charges      Utilization     9/30/99
                         --------     -------     ----------     --------

Marketing contracts     $ 14,742     $            $  (2,444)     $ 12,298
Asset write-downs          5,766       13,604        (4,494)       14,876
Employee severance
  and related costs        7,215       20,283        (2,347)       25,151
Termination of
 leases and other          2,575        4,113        (2,632)        4,056
                        --------     --------     ---------      --------
                        $ 30,298     $ 38,000     $ (11,917)     $ 56,381
                        ========     ========     =========      ========

                         Balance      1998           1998        Balance
                        12/31/97     Charges      Utilization    12/31/98
                         --------     -------     ----------     --------

Marketing contracts     $ 25,000     $ 18,476     $ (28,734)     $ 14,742
Asset write-downs          6,900                     (1,134)        5,766
Employee severance
  and related costs        8,400       14,798       (15,983)        7,215
Termination of
 leases and other          6,761        1,726        (5,912)        2,575
                        --------     --------     ---------      --------
                        $ 47,061     $ 35,000     $ (51,763)     $ 30,298
                        ========     ========     =========      ========

NOTE 3 - EARNINGS PER SHARE
---------------------------

The following table sets forth the computation of basic and diluted earnings per share (amounts in thousands, except per share data):

                                Three Months Ended       Nine months Ended
                                     September 30            September 30
                               -------------------      -----------------

                               1999     1998         1999       1998
                               ----    ----         ----       ----

Numerator:
  Net income               $  3,266   $ 28,229    $ 25,739   $ 31,018
                            -------    -------     -------    -------

Denominator for basic earnings per share:
  Weighted average shares    56,109     56,445      56,050     56,376

  Dilutive employee stock
  options                        45        445         681        696
                            -------    -------     -------    -------

Denominator for diluted earnings per share:
  Weighted average shares
  and assumed conversions    56,154     56,890      56,731     57,072
                            =======    =======     =======    =======

Basic earnings per share   $    .06   $    .50    $    .46   $    .55

Diluted earnings per
  share                    $    .06   $    .50    $    .45   $    .54



NOTE 4 - COMPREHENSIVE INCOME
-----------------------------

Comprehensive income for the quarters ended September 30, 1999 and September 30, 1998 was $9,815 and $33,627 respectively. Comprehensive income for the nine months ended September 30, 1999 and 1998 was $19,390 and $34,182, respectively. Comprehensive income for all periods presented represents net income and changes in foreign currency translation adjustments.








NOTE 5 - CONTINGENCIES
----------------------

The Company is involved in various legal proceedings generally incidental to its business. The only currently pending material legal matter that could have an adverse effect upon the Company's financial position or liquidity is the litigation filed against the Company by Supracor, Inc. See Item 1. Legal Proceedings for a further description of the Supracor litigation.

NOTE 6 - EQUITY PUT OPTIONS
---------------------------

During 1998, the Company issued equity put options as part of its ongoing share repurchase program. These options provide the Company with an additional source to supplement open market purchases of its common stock. The options were priced based on the market value of the Company's common stock at the date of issuance. The redemption value of the options, which represents the option price multiplied by the number of shares under option, is presented in the accompanying condensed consolidated balance sheets at December 31, 1998 and September 30, 1998 as "Outstanding redemption value of equity put options." At September 30, 1999, no shares of outstanding common stock were subject to repurchase under the terms and conditions of equity put options.

                          REEBOK INTERNATIONAL LTD. AND SUBSIDIARIES
                          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                        RESULTS OF OPERATIONS AND FINANCIAL CONDITION


This Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements with regard to the Company's revenues, earnings, spending, margins, cash flow, orders, inventory, products, actions, plans, strategies and objectives. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements,  and may  contain  the words  "believe,"  "anticipate,"  "expect,"
"estimate," "intend," "plan," "project," "will be," "will continue," "will result," "could," "may," "might," or any variations of such words with similar meanings. Any such statements are subject to risks and uncertainties that could cause the Company's actual results to differ materially from those discussed in such forward-looking statements. Prospective information is based on management's then current expectations or forecasts. Such information is subject to the risk that such expectations or forecasts, or the assumptions underlying such expectations or forecasts, become inaccurate.

Risks and uncertainties that could affect the Company's actual results and could cause such results to differ materially from those contained in forward-looking statements made by or on behalf of the Company include, but are not limited to, the following: technological, marketing, product, promotional or other success by one of more of the Company's competitors; changes in consumer preferences; failure by the Company to adequately forecast consumer demand and sales volume, leading to increased spending, inventory risk, tooling and other costs; inability to obtain desired pricing margins and profitability because of industry conditions, production inefficiencies, increased costs of goods, currency trends, the general retail environment or the lack of success of the Company's products or marketing; higher-than-anticipated levels of customer cancellations or returns; lack of success in the Company's retail operations due to general retail market conditions or loss of market share to competitors; failure to meet delivery deadlines because of design, production or distribution problems; currency fluctuations, government actions, import regulations, political instability or general economic factors that negatively impact the Company's business in one or more international regions; interruption or unavailability of sources of supply; inability to make timely payments on the Company's indebtedness or to meet debt covenants; loss of one or more significant customers; inability to protect significant trademarks, patents or other intellectual property of the Company; negative results in litigation; general economic factors impacting consumer purchasing power and preferences; changes in the Company's tax rate or its ability to fully utilize deferred tax assets; the Company's ability to achieve desired operating and logistical efficiencies in the areas of distribution and information systems; disruptions due to Year 2000 non-compliance in Company systems or the systems of its key suppliers, customers, distributors or other business partners; and other factors mentioned or incorporated by reference in this report or other reports.

This list of risk factors is not exhaustive. Other risks and uncertainties are discussed elsewhere in this report and in further detail in Exhibit 99 - Issues and Uncertainties filed with this quarterly report on Form 10-Q, as well as in other reports filed by the Company with the SEC such as Forms 8-K, 10-Q and 10-K. In addition, the Company operates in a highly competitive and rapidly changing environment. Therefore, new risk factors can arise, and it is not possible for management to predict all such risk factors, nor to assess the impact of all such risk factors on the Company's business or the extent to which any individual risk factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement.
Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

Operating Results
-----------------


Third Quarter 1999 Compared to Third Quarter 1998
---------------------------------------------------



Net sales for the quarter ended September 30, 1999 were $793.9 million, a 9.6% decrease from 1998's third quarter net sales of $878.3 million. The Reebok Division's worldwide sales (including the sales of the Greg Norman Collection) were $649.4 million, an 11.2% decrease from sales of $731.1 million in the third quarter of 1998. U.S. footwear sales of the Reebok Brand decreased 17.5% to $223.5 million in the third quarter of 1999 from $270.8 million in the third quarter of 1998. U.S. footwear sales in most categories declined. The Classics category declined partially as a result of the Company's strategic initiative to segment the distribution of these products in the marketplace. U.S. apparel sales of the Reebok Division (including the sales of the Greg Norman Collection)decreased in the third quarter by 29.7% to $69.9 million from $92.0 million in the third quarter of 1998. During 1999, there has been general softness in the U.S. for branded athletic apparel. These market conditions, combined with the Company's efforts to strategically reposition the U.S. business to be more consistent with its International apparel offerings has had an adverse impact on U.S. apparel revenues. Sales of Greg Norman apparel also declined in the quarter. For most of 1999 there has been an overcapacity of golf apparel at retail which has resulted in markdowns and cancellations. In addition, the Greg Norman brand is being repositioned to be more of a collections business and in the near-term that has resulted in a reduction of the number of retail storefronts in which the brand is sold.


International sales of the Reebok Brand (including footwear and apparel) were $356.0 million in the third quarter of 1999, a decrease of 1.4% from $360.8 million in the third quarter of 1998. On a local currency basis, International sales were approximately the same as the third quarter of 1998. International categories that generated sales increases in the third quarter of 1999 were basketball, tennis, cross-training and walking, whereas International sales in most other categories declined. International apparel sales decreased slightly. European sales declined about $7.0 million or 3%. Sales increases in France, UK and Italy were more than offset by declines in Germany where sales decreased $10.0 million. During the quarter the Company's sales performance was also adversely affected by economic conditions in Latin America. As compared to the third quarter of 1998, footwear sales to unconsolidated Latin American distributors declined by 27.0%, or approximately $4.5 million. Sales in the Asia Pacific region increased $10.0 million or 28% during the quarter.


Rockport's third quarter 1999 sales were $118.3 million as compared to sales of $127.8 million in the third quarter of 1998. Domestic sales for the Rockport brand decreased by 9.8% while International sales decreased by 2.4%. Domestically, sales decreased in most categories. Rockport is in a period where many of its product offerings will be transitioned. Sales for many of the Company's core dress products for men are declining and the Company will be updating and refreshing this line over the next year. In addition, the Company is introducing DMX technology into many of the new products along with a new and improved "Millennium" fit. International revenues accounted for 25.1% of Rockport's sales in the third quarter of 1999 as compared to 23.8% in the third quarter of 1998.

Sales of the Company's Polo Ralph Lauren Footwear products were $26.2 million in the third quarter of 1999, an increase of 35.1% from $19.4 million in the third quarter of 1998. This increase was led by growth in the rugged casual segment. During the first half of 1999, the Company debuted at retail the RLX/Polo Sport Ralph Lauren performance product line and in the third quarter of 1999 the Company debuted a separate Lauren by Ralph Lauren product line for women.

During the third quarter of 1999, the Company's overall gross margin was 39.0% of sales, this compares to 37.8% for 1998's third quarter, an increase of 120 basis points. The increase is primarily attributable to the strengthening of the Company's initial pricing margins due to manufacturing and sourcing efficiencies, and to lower cancellations, markdowns and returns. The U.S. footwear initial pricing margins for the Reebok Brand have returned to levels the Company was experiencing prior to the introduction of its DMX and 3D Ultralite technology products in 1997. Adversely impacting margins in the quarter were sales of U.S. apparel, Rockport and Greg Norman, due to a higher volume of off-price business and higher markdown allowances for these product segments than in the prior year's quarter.

Selling, general and administrative expenses for the third quarter of 1999 were $246.3 million, or 31.0% of sales, as compared to $267.6 million, or 30.5% of sales in 1998's third quarter. While the Company's overall spending declined by $21.3 million in the quarter, spending as a percentage of sales did not improve. During the quarter the Company incurred start-up expenses for its new Logistics and Shared Service Companies in Rotterdam as well as for its global information system re-engineering efforts. In the third quarter of 1999, these start-up expenses, many of which are redundant in nature, amounted to approximately $9.2 million as compared to $8.6 million in the third quarter of 1998. A portion of the start-up costs reflect redundant costs resulting from the lower than planned volume of product in the Rotterdam facility and the delayed implementation of the Company's global re-engineering. Start-up expenses are expected to aggregate approximately $35 million for the full year 1999. Selling, general and administrative expenses for the 1999 third quarter, exclusive of these start-up expenses, were about 29.9% of sales as compared with 29.5% in the third quarter of 1998. The Company has initiated programs in an effort to reduce general and administrative spending to a lower percentage of sales. The Company plans to invest most of these cost savings into increased marketing and other expenses to support all the company's brands. The impact of these programs will not begin to be realized until calendar year 2000.

As described in Note 2 to the condensed consolidated financial statements, in the third quarter of 1999, the Company recorded a special pre-tax charge of $38.0 million, amounting to approximately $24.3 million after taxes or $0.43 per share, relating to restructuring activities in the Company's global operations. The charge related primarily to personnel expenses for headcount reductions, asset valuation reserves and accruals related to the abandonment of certain activities.

Net interest expense was $11.9 million for the third quarter of 1999, a decrease of $4.0 million as compared to the third quarter of 1998. The decrease was a result of improved cash flow and debt repayment.

The effective income tax rate was 36.0% in the third quarter of 1999 as compared to 32.2% in the third quarter and full year of 1998. Looking forward, dependent on the geographic mix of earnings in 1999, the Company expects the third quarter 1999 rate to be indicative of the full year 1999 rate. However, the rate could fluctuate from quarter to quarter depending on where the Company earns income geographically, and, if the Company incurs non-benefitable losses in certain economically troubled regions, the rate could increase further.

First Nine Months 1999 Compared to First Nine Months 1998
---------------------------------------------------------



Net sales for the first nine months ended September 30, 1999 were $2.277 billion, a 9.6% decrease from 1998's first nine months net sales of $2.519 billion. The Reebok Division's worldwide sales (including the sales of the Greg Norman Collection) were $1.871 billion, an 11.6% decrease from sales of $2.116 billion in the first nine months of 1998. U.S. footwear sales of the Reebok Brand decreased 11.8% to $734.9 million in the first nine months of 1999 from $833.4 million in the first nine months of 1998. U.S. footwear sales in most categories declined. The Classics category declined partially as a result of the Company's strategic initiative to segment the distribution of these products in the marketplace. U.S. apparel sales of the Reebok Division (including the sales of the Greg Norman Collection)decreased in the first nine months by 28.5% to $197.3 million from $276.0 million in the first nine months of 1998. During 1999, there has been general softness in the U.S. for branded athletic apparel. These market conditions, combined with the Company's efforts to strategically reposition the U.S. business to be more consistent with its International apparel offerings has had an adverse impact on U.S. apparel revenues. Sales of Greg Norman apparel also declined in the quarter. For most of 1999 there has been an overcapacity of golf apparel at retail which has resulted in markdowns and cancellations. In addition, the Greg Norman brand is being repositioned as a collections business and in the near-term that has resulted in a reduction of the number of retail storefronts in which the brand is sold.


International sales of the Reebok Brand (including footwear and apparel) were $938.8 million in the first nine months of 1999, a decrease of 6.7% from $1.007 billion in the first nine months of 1998. Most of the Reebok Brand's
International footwear categories declined during the nine month period; however, the men's cross-training and basketball categories had sales increases. International apparel sales increased slightly. International sales were adversely impacted by start-up problems experienced in the Company's new Logistics and Shared Service Companies in Rotterdam. The Company estimates that between $15-$20 million of the International sales decline can be directly attributable to these issues. Sales in Europe decreased by 3.2% for the first nine months of 1999 compared with the same period in 1998. Sales increases in France, UK and Italy were more than offset by declines in Germany where sales decreased $36.0 million. The sales decline in Germany can be partly attributed to the start-up problems at the new Rotterdam Distribution facility. The
Company's sales performance has also been adversely affected by economic conditions in Latin America and Russia. As compared to the first nine months of 1998, footwear sales to unconsolidated Latin American distributors declined by 43.7%, or approximately $23.1 million and sales in Russia declined 47.1% or $15.3 million.


Rockport's sales for the first nine months of 1999 were $332.0 million as compared to sales of $348.5 million in the first nine months of 1998. Domestic sales for the Rockport brand decreased by 8.9% while International sales increased by 7.8%. Domestically, sales decreased in most categories. Rockport is in a period where many of its product offerings will be transitioned. Sales for many of the Company's core dress products for men are declining and the Company will be updating and refreshing this line over the next year. In addition, the Company is introducing DMX technology into many of the new products along with a new and improved "Millennium" fit. International revenues accounted for 24.2% of Rockport's sales in the first nine months of 1999 as compared to 21.4% in the first nine months of 1998.

Sales of the Company's Polo Ralph Lauren Footwear products were $74.1 million in the first nine months of 1999, an increase of 35.7% from $54.6 million in the first nine months of 1998. This increase was led by growth in the rugged casual segment. During the first half of 1999, the Company debuted at retail the RLX/Polo Sport Ralph Lauren performance product line and in the third quarter of 1999 the Company debuted a separate Lauren by Ralph Lauren product line for women.

During the first nine months of 1999, the Company's overall gross margin was 38.3% of sales, this compares to 36.8% for 1998's first nine months, an increase of 150 basis points. The increase is primarily attributable to the strengthening of the Company's initial pricing margins due to manufacturing and sourcing efficiencies, and to lower cancellations, markdowns and returns. The U.S. footwear initial pricing margins for the Reebok Brand have returned to levels the Company was experiencing prior to the introduction of its DMX and 3D Ultralite technology products in 1997. Adversely impacting margins for the year to date were sales of U.S. apparel, Rockport and Greg Norman due to a higher volume of off-price business and higher markdown allowances.

Selling, general and administrative expenses for the first nine months of 1999 were $741.9 million, or 32.6% of sales, as compared to $786.5 million, or 31.2% of sales in 1998's first nine months. While the Company's overall spending declined by $44.6 million during the first nine months of 1999 as compared with the same period in 1998, spending as a percentage of sales did not improve. During the nine month period, the Company incurred significant start-up expenses for its new Logistics and Shared Service Companies in Rotterdam, as well as for its global information system re-engineering efforts. In the first nine months of 1999, these start-up expenses, many of which are redundant in nature, amounted to approximately $25.7 million as compared to $23.3 million in the first nine months of 1998. A portion of the start-up costs reflect redundant distribution costs resulting from the lower than planned volume of product in the Rotterdam facility and the delayed implementation of the Company's Global Information Systems re-engineering. These start-up expenses are expected to aggregate approximately $35 million for the full year 1999. Selling, general and administrative expenses for the nine months of 1999, exclusive of these start-up expenses, were about 31.4% of sales as compared with 30.3% for the first nine months of 1998. The Company has initiated programs in an effort to reduce general and administrative spending to a lower percentage of sales. The Company plans to invest most of these cost savings into increased marketing and other expenses to support all the Company's brands. The impact of these programs will not begin to be realized until calendar year 2000.

As described in Note 2 to the condensed consolidated financial statements, in the third quarter of 1999, the Company recorded a special pre-tax charge of $38.0 million, amounting to approximately $24.3 million after taxes or $0.43 per share, relating to restructuring activities in the Company's global operations. The charge related primarily to personnel expenses for headcount reductions, asset valuation reserves and accruals related to the abandonment of certain activities.

Net interest expense was $38.4 million for the first nine months of 1999, a decrease of $11.8 million as compared to the first nine months of 1998. The decrease was a result of improved cash flow and debt repayments.

The effective income tax rate was 36.0% in the first nine months of 1999 as compared to 32.2% in the first nine months and full year 1998. Looking forward, dependent on the geographic mix of earnings in 1999, the Company expects the year-to-date 1999 rate to be indicative of the full year 1999 rate. However, the rate could fluctuate from quarter to quarter depending on where the Company earns income geographically, and, if the Company incurs non-benefitable losses in certain economically troubled regions, the rate could increase further.

Reebok Brand Backlog of Open Orders
-----------------------------------

The Reebok Brand backlog (including Greg Norman Collection apparel) of open customer orders scheduled for delivery during the period October 1, 1999 through March 31, 2000 declined 10.6% as compared to the same period last year. This is an improvement from the second quarter of 1999 when the backlog was down 17.5%. North American backlog for the Reebok Brand, which includes the U.S. and Canada, decreased 17.0%, and, the International backlog decreased 0.7%. On a constant dollar basis, worldwide Reebok Brand backlog was down 8.1%, and International backlog increased 6.2%. U.S. footwear backlog decreased 10.0% and U.S. apparel backlog (including Greg Norman Collection apparel) decreased 40.8% as compared to the same period last year. These backlog comparisons are not necessarily indicative of future sales trends. Many orders are cancelable, sales by Company-owned retail stores can vary from year to year, many markets in Latin America and Asia Pacific are not included in the open orders since sales are made by independent distributors and the ratio of orders booked early to at-once shipments can vary from period to period.

Liquidity and Sources of Capital
--------------------------------

At September 30, 1999 the Company's working capital was $639.0 million as compared with $857.7 million at September 30, 1998. The second quarter 1999 reclassification to a current liability of the $100.0 million medium-term note due in May 2000 and other debt of $24.6 million resulted in a portion of the working capital reduction. In addition, the Company repaid $55.0 million of debt during the preceding twelve month period which further reduced working capital. The current ratio at September 30, 1999 was 2.0 to 1 as compared to 2.4 to 1 at December 31, 1998 and 2.6 to 1 at September 30, 1998.

Accounts receivable decreased by $37.5 million from September 30, 1998, a decrease of 6.1%. The decrease is primarily due to the sales decline. Inventory decreased by $86.0 million or 16.1% from September 30, 1998. This decrease is in line with the Company's plans. In the U.S., the Company's Reebok Brand footwear inventories were down 8.2%. U.S. Reebok Brand apparel inventories were down 55.1% and retail inventories were down 7.2% from last year. Inventories of all brands outside the U.S. decreased 14.0%. The Company believes that the overall condition of its inventory at wholesale and at retail has improved from last year, with more of the inventory being current product.

Cash provided by operations during the first nine months of 1999 was $85.2 million, as compared to $68.8 million during the first nine months of 1998, a $16.4 million improvement. Capital expenditures for the first nine months of 1999 were $36.3 million, a decrease from 1998 due to the timing of investments in the Company's European Logistics and Shared Service Companies, international retail expansion and other information systems initiatives. Cash generated from operations during the balance of 1999, together with the Company's existing credit lines and other financial resources, is expected to adequately finance the Company's current and planned 2000 cash requirements. However, the Company's actual experience may differ from the expectations set forth in the preceding sentence. Factors that might lead to a difference include, but are not limited to, the matters discussed above and in Exhibit 99 - Issues and Uncertainties filed herewith, as well as future events that might have the effect of reducing the Company's available cash balances (such as unexpected operating losses or increased capital or other expenditures, as well as increases in the Company's inventory or accounts receivable) or future events that might reduce or eliminate the availability of external financial resources.


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

In 1993 the Company developed a strategic information systems plan which provided for the adoption of a new global information systems infrastructure which would substantially improve the Company's systems capability. Where implemented, this new global system will replace existing legacy systems with year 2000 compliant software and thus also address the year 2000 issue. The Company began investments in this new global strategic system in 1994, with investments continuing each year thereafter and expected to continue through the year 2001. The global SAP system being adopted by the Company did not previously have an appropriate application for the footwear and apparel industry. Thus the Company, together with its software vendor and another company in the apparel industry, developed a new software application for the footwear and apparel industry which is now being implemented by the Company.

The Company believes that, with modifications to existing software and converting to SAP software and other packaged software, the year 2000 would not pose significant operational problems for the Company's computer systems. However, if the modifications and conversions were not implemented or completed in a timely or effective manner, the year 2000 problem could have a material adverse impact on the operations and financial condition of the Company. In addition, in converting to SAP software, the Company is relying on its software partner to develop and support new software applications and there could be problems in successfully developing and implementing such new applications. The Company is the first in the apparel and footwear industry to implement this new software application. Thus there are substantial risks that problems could arise in implementation or that the system may not be fully effective by the end of 1999.

The SAP system has been installed and implementation has been substantially completed in some of the Company's business units, as well as in certain other functional areas. These units have experienced certain technical difficulties with the SAP system resulting in processing delays and selected integrity of information issues. The Company, together with its software partner, has substantially remedied these deficiencies. However, because of the technical difficulties with the SAP system and the delays resulting therefrom, the Company has decided to postpone full implementation of the SAP system in its North American operating unit until 2001. For its North American operating unit, the Company has, instead, proceeded with its contingency plan and modified existing software to make it year 2000 compliant. These remediation efforts are substantially complete, have been tested and are now in operation. The costs of such modifications were not material.

As previously indicated, the Company's Rockport and Polo Ralph Lauren Footwear subsidiaries, as well as certain other International units, will not be converted to the new SAP system by the end of 1999. The necessary modifications to their existing software to make them year 2000 compliant have been substantially completed. The Company has tested the effectiveness of these modifications and found them to be substantially compliant. Testing on these modifications, as well as the modifications for the North American unit, will continue for the balance of 1999.

Since the Company is no longer under an accelerated timetable to implement SAP as a Year 2000 solution, the Company has re-evaluated its implementation schedule and postponed most new conversions to SAP until 2001. This should substantially reduce the Company's business risks and allow the Company to better manage the investments in this project over the short-term. Because the Company's conversion to SAP software will replace much of the Company's software with year 2000 compliant systems, it is difficult to segregate the incremental costs associated with the year 2000 issue. The Company expects that the total costs of converting to the global SAP system will be approximately $75 million, of which approximately $60 million has been spent to date. Capitalized costs which are included in this estimate are expected to be approximately $30 million. These estimates assume that the Company will not incur significant year 2000 related costs on behalf of its suppliers, customers or other third parties.

The Company is also focusing on major suppliers and customers to assess their compliance with the year 2000. This effort is being handled internally and is substantially complete. The Company has assessed its largest customers and vendors and determined that their operations are substantially year 2000 compliant. The Company is also continuing the process of testing year 2000 compliance with significant suppliers and will use the results of such tests to determine if contingency plans are necessary and to prepare such plans. A significant portion of the Company's business transactions are based on receiving customer orders six months in advance of shipment and placing orders with factories based on these future orders. Therefore, the Company has already been processing transactions for the year 2000 and is currently accepting and processing customer orders and placing orders with factories for year 2000. The Company is dependent on its suppliers, joint venture partners, independent distributors and customers to implement appropriate changes to their computer systems to address the year 2000 issue. The failure of such third parties to effectively address such an issue could have a material adverse effect on the Company's business.

Contingency plans for year 2000-related interruptions are being developed and will include, but not be limited to, the development of emergency backup and recovery procedures, remediation of existing systems parallel with implementation of the new systems, and replacing electronic applications with manual processes. These contingency plans are, however, subject to variables and uncertainties. There can be no assurance that the Company will correctly anticipate the level, impact or duration of potential non-compliance or that its contingency plans will be sufficient to mitigate the impact of any potential failures. The Company will be establishing a command and rollover center which will be staffed to respond to any year 2000 difficulties which may occur globally during the rollover period.

Estimates of time and cost and risk assessments are based on currently available information. Developments that could affect estimates and assessments include, but are not limited to, the ability to hold to the schedule defined for other package conversions; the ability to remediate all relevant computer code for those applications targeted to be remediated; co-operation and remediation success of the Company's suppliers and customers; and the ability to implement suitable contingency plans in the event of year 2000 system failures at the Company or its suppliers or customers.

PART II - OTHER INFORMATION


Item 1 - Legal Proceedings

In September, 1997 Supracor, Inc. ("Supracor") filed a lawsuit against the Company in the U.S. District Court for the Northern District of California. The suit arises from a June 1,1989 License and Purchase Agreement (the "Agreement") between Supracor and the Company, which obligated the Company to use Supracor as its sole source for honeycomb cushioning material produced in processes developed by Supracor. Supracor seeks damages and injunctive relief, alleging, among other things, that the Company breached its obligations under the Agreement by purchasing honeycomb material from another supplier. In addition, Supracor alleges that the Company fraudulently induced Supracor to enter into the Agreement, and the Company misappropriated certain Supracor trade secrets. Supracor seeks compensatory damages in excess of $50 million as well as punitive damages. The Company has denied Supracor's claims, and has filed a counterclaim alleging that Supracor owes the Company approximately $1 million in unpaid rebates.

On October 8, 1999, the trial judge issued an order holding as a matter of law that a 1991 patent obtained by Supracor describes a "process developed by Supracor" under the Agreement. Supracor alleges that the honeycomb material purchased by the Company from its second source comes within the scope of this patent, and that the Company is therefore contractually precluded from purchasing such material from its second source. Although the Company believes that Supracor's patent is invalid and unenforceable, the judge further ruled that the invalidity and unenforceability of the patent could not be used as a defense to liability under the Agreement. However, the trial judge's October 8th ruling did not affect the Company's principal defense in this matter, that Supracor failed to assert its claims in a timely manner. The trial of the case is scheduled to begin on November 29, 1999.

Item 2-5

Not applicable

Item 6

(a)      Exhibits:

      27. Financial Data Schedule

      99. Issues and Uncertainties

(b) Reports on Form 8-K:

    There were no reports on form 8-K filed during the quarter ended September 30, 1999.

                                                           SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:                   , 1999




                            REEBOK INTERNATIONAL LTD.

                              BY:   /s/ KENNETH WATCHMAKER
                                    -------------------------
                                    Kenneth Watchmaker
                          Executive Vice President and
                             Chief Financial Officer