Form 10-K405
period 1999-12-31
REEBOK INTERNATIONAL LTD
filed 2000-03-30
CIK 770949

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                         COMMISSION FILE NUMBER 1-9340

                           REEBOK INTERNATIONAL LTD.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                     MASSACHUSETTS                                        04-2678061
            (STATE OR OTHER JURISDICTION OF                              (IRS EMPLOYER
            INCORPORATION OR ORGANIZATION)                            IDENTIFICATION NO.)

 100 TECHNOLOGY CENTER DRIVE, STOUGHTON, MASSACHUSETTS                       02072
       (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                           (ZIP CODE)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (781) 401-5000

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

               TITLE OF EACH CLASS                      NAME OF EACH EXCHANGE ON WHICH REGISTERED
               -------------------                      -----------------------------------------
     COMMON STOCK, PAR VALUE, $.01 PER SHARE                     NEW YORK STOCK EXCHANGE
           COMMON STOCK PURCHASE RIGHTS                          NEW YORK STOCK EXCHANGE

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 8, 2000, the aggregate market value of the registrant's voting stock held by non-affiliates of the registrant was approximately $295,346,900.

     As of March 8, 2000, 56,269,870 shares of the registrant's Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Definitive Proxy Statement dated March 30, 2000 for the Annual Meeting of Shareholders to be held on May 2, 2000 (certain parts as indicated herein in
Part III).
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           REEBOK INTERNATIONAL LTD.

                           ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS

PART I......................................................    1
  Item 1. Business..........................................    1
           General..........................................    1
  THE REEBOK DIVISION.......................................    1
     Technology.............................................    2
     Marketing and Promotional Activities...................    3
     U.S. Operations........................................    4
     International Operations...............................    5
     Licensing..............................................    6
     Retail.................................................    7
  THE ROCKPORT COMPANY......................................    7
  RALPH LAUREN(R) BRAND.....................................    8
  GREG NORMAN(R) COLLECTION.................................    8
  MANUFACTURING.............................................    9
  SOURCES OF SUPPLY.........................................   10
  TRADE POLICY..............................................   10
  PRINCIPAL PRODUCTS........................................   11
  TRADEMARKS AND OTHER PROPRIETARY RIGHTS...................   11
  WORKING CAPITAL ARRANGEMENTS..............................   12
  SEASONALITY...............................................   12
  SINGLE CUSTOMER...........................................   13
  BACKLOG...................................................   13
  COMPETITION AND COMPETITORS...............................   13
  ISSUES AND UNCERTAINTIES..................................   13
     Competition and Consumer Preferences...................   14
     Inventory Risk.........................................   15
     Sales Forecasts........................................   15
     Pricing and Margins....................................   16
     Backlog................................................   16
     Advertising and Marketing Investment...................   16
     Retail Operations......................................   16
     Timeliness of Product..................................   17
     International Sales and Production.....................   17
     Sources of Supply......................................   17
     Risk Associated with Indebtedness......................   17
     Risk of Currency Fluctuations..........................   18
     Euro Conversion........................................   18

     Customers..............................................   19
     Intellectual Property..................................   19
     Litigation.............................................   19
     Economic Factors.......................................   19
     Tax Rate Changes and Deferred Tax Assets...............   19
     Global Restructuring Activities........................   20
  EMPLOYEES.................................................   20
  FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC
     OPERATIONS.............................................   20
  RESEARCH AND DEVELOPMENT..................................   21
  EXECUTIVE OFFICERS OF THE REGISTRANT......................   21
  Item 2. Properties........................................   22
  Item 3. Legal Proceedings.................................   23
  Item 4. Submission of Matters to a Vote of Security
     Holders................................................   24
PART II.....................................................   24
  Item 5. Market for Registrant's Common Equity and Related
     Stockholder Matters....................................   24
  Item 6. Selected Financial Data...........................   24
  Item 7. Management's Discussion and Analysis of Financial
          Condition and Results of Operations...............   25
  Item 7A. Quantitative and Qualitative Disclosures About
     Market Risk............................................   32
  Item 8. Financial Statements and Supplementary Data.......   33
  Item 9. Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure...............   54
PART III....................................................   54
  Item 10. Directors and Executive Officers of the
     Registrant.............................................   54
  Item 11. Executive Compensation...........................   54
  Item 12. Security Ownership of Certain Beneficial Owners
     and Management.........................................   54
  Item 13. Certain Relationships and Related Transactions...   54
PART IV.....................................................   55
  Item 14. Exhibits, Financial Statement Schedules and
     Reports on Form 8-K....................................   55

                                     PART I

     This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements with regard to the Company's revenues, earnings, spending, margins, cash flow, orders, inventory, products, actions, plans, strategies and objectives. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words "believe," "anticipate," "expect," "estimate," "intend," "plan," "project," "will be," "will continue," "will result," "could," "may," "might," or any variations of such words or other words with similar meanings. Any such statements are subject to risks and uncertainties that could cause the Company's actual results to differ materially from those discussed in such forward-looking statements. Prospective information is based on management's then current expectations or forecasts. Such information is subject to the risk that such expectations or forecasts, or the assumptions underlying such expectations or forecasts, become inaccurate. For a description of such risks, see the section below entitled "ISSUES AND UNCERTAINTIES."

ITEM 1.  BUSINESS.

GENERAL.

     Reebok International Ltd., a Massachusetts corporation organized on July 26, 1979, is a global company engaged primarily in the design and marketing of sports and fitness products, including footwear and apparel, as well as the design and marketing of footwear and apparel for non-athletic "casual" use. The Company has four major brand groups: (1) the Reebok Division, which is primarily responsible for the Company's REEBOK(R) brand; (2) The Rockport Company, LLC (successor in interest to The Rockport Company, Inc.), a subsidiary of the Company ("Rockport"), which is responsible for the ROCKPORT(R) brand; (3) Ralph Lauren Footwear Co., Inc., a subsidiary of the Company ("Ralph Lauren Footwear"), which is responsible for footwear and certain apparel sold under the RALPH LAUREN(R) and POLO SPORT(R) brands; and (4) the Greg Norman Division, which is responsible for the GREG NORMAN(R) brand. (Reebok International Ltd. is referred to herein, together with its subsidiaries, as "Reebok," the "Company" or the "Registrant" unless the context requires otherwise.)

     During calendar year 1999, net income for the Company decreased to $11.0 million, or $.20 per diluted share (inclusive of $61.6 million (pre-tax) special charges for personnel-related expenses in connection with the Company's global restructuring efforts and for the Company's settlement of its lawsuit with Supracor, Inc., as described below in Item 3), from $23.9 million, or $.42 per diluted share (inclusive of a $35.0 million (pre-tax) special charge for personnel-related expenses in connection with ongoing business re-engineering efforts and the restructuring of certain underperforming marketing contracts) for calendar year 1998. Net sales for the Company decreased by 10.1%, from $3.22 billion in 1998 to $2.90 billion in 1999.

THE REEBOK DIVISION

     The Reebok Division designs, produces and markets sports, fitness and casual footwear, apparel and accessories, that combine the attributes of athletic performance and style, as well as related sports and fitness products. The Reebok Division's products include footwear for a variety of sports and fitness categories, lifestyle footwear marketed under the Reebok Classic brand, and sports and fitness apparel and accessories. The Reebok Division's products also include footwear and apparel for children sold under the REEBOK(R) brand, as well as footwear and apparel sold under the WEEBOK(R) brand. The Reebok Division continues to expand its product scope through its strategic licensing program, pursuant to which the Company's technologies and/or trademarks are licensed to third parties for fitness equipment, sporting goods, accessories, sports and fitness videos and related products and services.

     The Reebok Division is organized in five strategic business units ("SBU's"), each of which has responsibility for product and marketing for the unit's business. The SBU's are:

          The Classic/Kids Business Unit, which focuses on Classic footwear and children's footwear, including the Company's new Traxtar children's shoe, an athletic shoe that uses smart technology to measure performance;

          The Athletic Performance and Fitness Business Unit, which is responsible for Basketball, Cross-Training, Running, Adventure/Outdoor, Soccer, U.S. Cleated Sports (Football and Baseball), Tennis, Walking, and Women's Fitness footwear categories;

          The Diamond Flag Business Unit, which focuses on the development of products on the cutting edge of style and performance;

          The Apparel Business Unit, which is responsible for sports and fitness apparel worldwide; and

          The Retail Operations Business Unit, which is responsible for retail and factory direct stores selling REEBOK, ROCKPORT and GREG NORMAN products as well as certain RALPH LAUREN footwear products.

     In 1999 the Global Marketing Services Group of the Reebok Division added responsibility for the Reebok licensing business, which includes offerings of both commercial and home REEBOK fitness equipment, related performance enhancement sports and fitness products and accessories sold by licensees, REEBOK UNIVERSITY(R) and REEBOK Sports Clubs and infant and toddler clothing and footwear sold under the REEBOK or WEEBOK brands.

     During the past few years, the Reebok Division has focused its efforts on enhancing the performance of its products and developing proprietary technologies which can help consumers reach their own personal level of achievement. The Reebok Division seeks to broaden its targeted customer base beyond athletes, to include consumers of all ages who seek sports and fitness products that will help them lead healthier and happier lives. By building upon its heritage and strengths in the women's fitness and lifestyle categories, the Reebok Division's strong technology platform and its reputation as an authentic performance brand, Reebok plans to offer products that appeal to a broad segment of the marketplace.

TECHNOLOGY

     Reebok places a strong emphasis on technology and has continued to incorporate various proprietary performance technologies in its products, focusing on cushioning, stability and lightweight features.

     As part of its commitment to offer leading footwear technologies, the Reebok Division engages in product research, development and design activities in the Company's Massachusetts headquarters, where it has a state-of-the-art 50,000 square foot product development facility which is dedicated to the design and development of technologically-advanced athletic and fitness footwear. Reebok also has product development centers in Korea, China and Taiwan to enable its development activities to be more closely integrated with production.

     Reebok's most significant proprietary technology is its DMX(R) technology, which provides superb cushioning utilizing a heel-to-forefoot, active airflow system that delivers cushioning when and where it is needed. Originally introduced in 1995, Reebok has enhanced and expanded this technology by developing multiple versions of DMX to meet the performance demands of various activities to take into account performance attributes, aesthetics, and price among the various versions, including a six-pod version (the DMX(6)) and a ten-pod system (the DMX(10)). In 1999, the Company introduced DMX 2x technology, an upgrade of the DMX(2) two-pod system designed specifically for performance walking shoes, which was incorporated into the Leader DMX walking shoe. Reebok currently offers a broad array of products that incorporate the different versions of DMX at various price-points, and throughout 1999 Reebok continued to expand the range of its DMX product with offerings including the Velocity basketball and Rapidfire tennis shoes.

     3D ULTRALITE technology is Reebok's approach to lightweight performance footwear. 3D ULTRALITE is a proprietary material that allows the midsole and outsole to be combined in one injection molded unit composed of foam and rubber, thus making the shoe lightweight, flexible, and durable.

     In 1999 the Company continued to offer DMX Lite products, such as The Answer II basketball shoe, that combine the cushioning benefits of the DMX technology with the lightweight advantages of the 3D ULTRALITE technology. In February 1999 Reebok introduced the Fusion DMX running shoe, which combines the DMX(10)-pod system with 3D ULTRALITE technology.

     In December 1999, Reebok introduced in limited markets the Traxtar children's athletic shoe, a new product that measures athletic performance. Using microprocessor technology that provides output with a sound and light display "pod" on the tongue of the shoe, the Traxtar shoe measures how fast wearers run, how high they jump, and how far they leap. Reebok currently plans to develop adult footwear that incorporates the smart technology used in the Traxtar shoe.

     Finally, Reebok has incorporated advanced technology into its apparel products with the introduction of HYDROMOVE(R) technology in certain performance apparel. This "wicking" technology helps to keep athletes dry and to regulate body temperature through its moisture-management system. Performance apparel incorporating the HYDROMOVE technology first became available at retail at the end of 1996. During 1999, Reebok continued to offer apparel products incorporating the HYDROMOVE technology.

MARKETING AND PROMOTIONAL ACTIVITIES

     The Reebok Division devotes significant resources to advertising its products to a variety of audiences through television, radio, print and other media and utilizes its relationships with major sports figures to maintain and enhance visibility for the REEBOK(R) brand. In 1999 the principal marketing focus was on the promotion of DMX(R) technology and the new Traxtar children's athletic shoe.

     During 1999 the Reebok Division brought its message on product performance and brand essence directly to the consumer. As part of this strategy, the Reebok Division continued in 1999 a direct-to-the-consumer campaign called "the DMXperience" which involved a nationwide mobile tour designed to give consumers the opportunity to experience and "try on" Reebok's new products and technologies. The "DMXperience" was also Reebok's major advertising campaign of 1999 and was designed to build on the DMXperience tour and to increase awareness of Reebok's DMX technology and to encourage consumers to try on DMX footwear. Reebok believes these campaigns were innovative and compelling because of their experiential nature which allowed the customer to get first-hand knowledge of the product.

     Although the Reebok Division has focused on fewer key sponsorships to achieve a greater balance in its marketing activities and to promote fitness and other activities in addition to sports, the Reebok Division remains involved in athletic endorsements and sport sponsorships, including those highlighted below.

     In 1999 athlete endorsements to promote the sale of basketball shoes included an endorsement arrangement with Allen Iverson of the Philadelphia 76ers, with whom Reebok markets a signature line of footwear and apparel; an endorsement arrangement with Steve Francis, a Houston Rockets rookie and the second overall selection in the 1999 National Basketball Association draft, whom Reebok will feature in marketing its BLACKTOP(R) product line of basketball shoes; and endorsement arrangements with NBA stars Shawn Kemp and Steve Smith. In addition, Reebok has sponsorship arrangements with a number of college basketball programs, including University of Utah, University of Arkansas and University of Virginia.

     To promote the sale of cross training and cleated baseball and football footwear in 1999, Reebok used school-wide sponsorship arrangements with universities such as University of Texas, University of Virginia, University of Wisconsin and University of Arkansas, and endorsements by prominent athletes such as National Football League players Joey Galloway and Herman Moore, as well as Major League Baseball player Roger Clemens.

     In soccer, Reebok has a number of sponsorship agreements including contracts with Ryan Giggs of European Cup-holder Manchester United; Dennis Bergkamp of Arsenal and the Netherlands; Spain's Raul who plays for Real Madrid and Spain; and Argentinean Gabriel Batistuta of Fiorentina. The Company also has major sponsorship agreements with Liverpool Football Club, one of the world's best-known club soccer teams, and with the Argentina Football Association, which is a two-time World Cup winner. In addition, Reebok sponsors the Columbian national team, as well as such club teams as Aston Villa (United Kingdom), Borussia Moenchengladbach (Germany), Palmeiras (Brazil), Brondby (Denmark) and Bolton Wanderers of England, for which the sponsorship includes naming rights to the team's new soccer arena, the "Reebok Stadium." In 1999 Reebok was also the official uniform supplier of the New England Revolution, a U.S. Major League soccer team.

     To gain further visibility for the REEBOK brand, Reebok has entered into certain other sport sponsorships, such as an arrangement under which Reebok was designated the official footwear and apparel sponsor of the Russian Olympic Committee and approximately 25 associated Russian sports federations; this arrangement was extended through the Sydney 2000 Summer Olympic Games. Although its agreement to be an official sponsor of the Sydney 2000 Summer Olympic Games is no longer in effect, as described below in Item 3, Reebok will continue to have a strong presence at the 2000 Olympic Games as an official sponsor and supplier of sports footwear and apparel to the national Olympic teams from Jamaica, New Zealand, Poland, South Africa, Tobago and Trinidad.

     To further promote the REEBOK brand in general as well as specific products, Reebok has entered into additional endorsement arrangements. Such endorsements and sponsorships include professional tennis players Venus Williams, Patrick Rafter and Michael Chang; runners such as Abel Anton, Christine Arron and Marie Jose Perec; U.S. national soccer team member Julie Foudy; and U.S. national softball team member Lisa Fernandez. To promote the new Traxtar children's athletic shoe, Reebok utilized its endorsement arrangement with the Harlem Globetrotters.

     In 1999 the Reebok Division also continued its promotional and educational efforts in the fitness area. As part of this effort, the Reebok Division initiated a marketing campaign that offers, with the purchase of select REEBOK footwear, an interactive CD-ROM featuring detailed, personalized fitness and nutritional information. This marketing campaign seeks to leverage and expand Reebok's position as a leading source of fitness programming and information by linking it more directly to the promotion of REEBOK footwear. In 1999 this campaign featured Women's DMX Power Trainer and is expected to be expanded in 2000 to include other REEBOK fitness and walking shoes. In addition, through REEBOK UNIVERSITY(R) and its network of Master trainers, such as Gin Miller and Petra Kolber, and Alliance fitness instructors, the Reebok Division develops and promotes numerous fitness programs such as its WALK REEBOK program which promotes walking, its CYCLE REEBOK program that features the CYCLE REEBOK studio cycle, the REEBOK FLEXIBLE STRENGTH program that develops strength and flexibility simultaneously and the RNT and REEBOK STRENGTH programs which focus on strength training. These programs were complemented by the marketing and sale of a line of REEBOK fitness videos, as well as the marketing and sale of REEBOK fitness equipment products such as the STEP REEBOK exercise platform, the REEBOK BODY TREC, the REEBOK ACD line of home treadmills and the REEBOK home exercise bike collection.

     The Reebok Division also runs marketing promotions and brand extension programs on its Internet website. In 1999 this on-line brand marketing took the form of e-commerce for REEBOK, ROCKPORT and WEEBOK products; links to country and language-specific websites that promote the REEBOK brand, emphasizing its global nature and appeal; and a link to a site focused on kids that promoted the launch of the Traxtar children's athletic shoe. In 2000 Reebok expects to focus its on-line brand marketing on training and fitness through an on-line platform for REEBOK UNIVERSITY programs and instructions. Reebok's website is located on the worldwide web at www.reebok.com.

U.S. OPERATIONS

     The Reebok Division's U.S. operations unit is responsible for all footwear and apparel products that the Reebok Division sells in the United States. This unit is also responsible for operations in Canada, which are managed by a wholly-owned subsidiary of the Company. Sales of footwear in the United States totaled approximately $918.6 million in 1999 compared to $1.062 billion in 1998. REEBOK(R) brand apparel sales

(including GREG NORMAN(R) apparel) in the United States in 1999 totaled approximately $253.8 million, compared to approximately $362.2 million in 1998.

     In the United States, the Reebok Division uses both an employee sales force as well as independent sales representatives to sell its products. Reebok's U.S. national sales staff and locally-based sales employees and sales representatives are supported by retail marketing representatives employed by Reebok who travel to assist in retail merchandising efforts and provide information to consumers and retailers regarding the features of the Company's products.

     The Reebok Division's U.S. distribution strategy emphasizes high-quality retailers and seeks to avoid lower-margin mass merchandisers and discount outlets. REEBOK footwear is distributed primarily through specialty athletic retailers, sporting goods stores and department stores, with specialty products also being distributed in certain specialty channels. Distribution of the Company's apparel line is predominantly through department, sporting goods and specialty stores. The Reebok Division also sells its products through REEBOK concept or company stores, as described below in the section entitled "Retail."

INTERNATIONAL OPERATIONS

     The Reebok Division's international sales are coordinated from the Company's corporate headquarters in Stoughton, Massachusetts, which is also where the Reebok Division's regional operations responsible for Latin America are located. There are also regional offices in Lancaster, England, which is responsible for operations in Europe, the Middle East and Africa, and in Hong Kong, which is responsible for Far East operations. The Canadian operations of the Reebok Division are managed through a wholly-owned subsidiary headquartered outside of Toronto, Canada. The Reebok Division markets REEBOK products internationally through wholly-owned subsidiaries in Austria, Belgium, Canada, France, Germany, Ireland, The Netherlands, Italy, Poland, Portugal, and the United Kingdom, as well as in Japan and South Korea, following the 1999 acquisitions of the minority interests in these two distributors; and through majority-owned subsidiaries in India, Spain and South Africa. A wholly-owned subsidiary located in Vastervik, Sweden distributes REEBOK and ROCKPORT products in Sweden, Denmark and Norway. The Company has recently sold its Russian and Swiss operations to local management and has also divested its minority stake in distributors in Brazil and Singapore. These four companies now function as independent distributors. Thirty other independent distributors and joint ventures in which the Company holds a minority interest market products internationally. The Company or its wholly-owned U.K. subsidiary holds partial ownership interests in five of these international distributors, with its percentage of ownership ranging from 30 to 35 percent. Through this international distribution network, products bearing the REEBOK brand are actively marketed in approximately 170 countries and territories.

     For the past several years, the Company has undertaken various global restructuring activities designed to enable the Company to achieve operating efficiencies, improve logistics and reduce expenses. These restructuring activities support the Company's decision to (i) transition globally to SAP enterprise software, a global management information system; (ii) consolidate the Company's European logistics operations into a 700,000 square-foot distribution center in Rotterdam; and (iii) consolidate financial and administrative operations in a new Rotterdam shared services center. The implementation of a new version of SAP software specifically designed to support the footwear and apparel industries generated some technical issues that had to be resolved before the system could be implemented Company-wide. Because of these issues, the Company delayed its implementation of SAP and decided to proceed with contingency plans for operating units that had not implemented SAP, under which these units' existing software remained in place but was modified to make it Year 2000 compliant. The Company now plans to install SAP according to the following timetable: REEBOK golf products in Summer 2000; Ralph Lauren Footwear in late Fall 2000; North American Reebok operations in Summer/Fall 2001; and Reebok operations in France and Italy in Spring/Summer 2001. The timing of these and additional installations will depend on business conditions and technical risk. These technical issues also delayed the consolidation of the new Rotterdam distribution center and shared services center. In 1999 Reebok's German and Austrian subsidiaries began to use the Rotterdam distribution center. They experienced start-up and software complications which delayed shipments to Germany and Austria. The Company estimates that this was one factor that accounted for an approximately 40 percent decline in sales in

Germany in 1999. As a result of these complications, the use of the Rotterdam distribution center will not be expanded until these technical issues are resolved. Such expansion is currently not expected to occur until 2001.

     During 1999 the contribution of the Reebok Division's international operations unit to overall sales of REEBOK products (including GREG NORMAN apparel) decreased to $1.197 billion from $1.267 billion in 1998. The Reebok Division's 1999 international sales were negatively impacted by adverse financial conditions in Latin America, which is a highly competitive environment; the restructuring of Reebok's Russia business to a retail operation; and the adverse effects of the start-up and software problems encountered at the new Rotterdam distribution center. These sales figures do not reflect the full wholesale value of all REEBOK products sold outside the United States in 1999 or 1998 because some of the Division's distributors are not subsidiaries and thus their sales to retailers are not included in the calculation of the Division's international sales. If the full wholesale value of all international sales of REEBOK products are included, total sales of REEBOK products outside the United States represent approximately $1.277 billion in wholesale value, consisting of approximately 25.8 million pairs of shoes totaling approximately $692.0 million in wholesale value of footwear sold outside the United States in 1999 (compared with approximately 29.6 million pairs totaling approximately $828.8 billion in 1998) and approximately $584.5 million in wholesale value of REEBOK apparel (including GREG NORMAN apparel) sold outside the United States in 1999 (compared with approximately $625.1 million in 1998).

LICENSING

     The Company has continued to pursue its strategic trademark and technology licensing program begun in 1991. This program is designed to pursue opportunities for licensing the Company's trademarks, patents and other intellectual property to third parties for sporting goods, apparel and related products and services. The licensing program is focused on expanding the REEBOK brand into new sports and fitness and other markets and enhancing the reputation of the Company's brands and technologies. The Company believes that its licensing program reinforces Reebok's reputation as a market leader.

     The Company's licensing program includes such products as a full line of athletic gloves, featuring the REEBOK trademark and Reebok's Vector Logo; a collection of REEBOK performance sports sunglasses; REEBOK weight belts, both with and without Reebok's INSTAPUMP(TM) technology; a collection of REEBOK infant and toddler apparel; a line of REEBOK team uniforms and jackets; REEBOK watches; and REEBOK fitness videos and audio tapes.

     Pursuant to its licensing program, Reebok has a full line of REEBOK fitness equipment products for the home market, as well as fitness equipment products designed for use in health clubs and other institutional markets. Home fitness products include the REEBOK ACD line of home treadmills, the REEBOK elliptical cross-trainer and the REEBOK home exercise bike collection. Reebok's line of club fitness products include the REEBOK Body Trec(R), REEBOK Body Peak(R), REEBOK Fusion, REEBOK Studio Cycle and REEBOK Ridge Rocker(TM) equipment. Through a licensee, Reebok also markets and sells a line of strength equipment products in Europe and the United States. Reebok has also entered into various license agreements for the sale of the REEBOK fitness equipment products internationally. In addition, through a license agreement entered into in 1999, Reebok expects to market REEBOK heart rate monitors in 2000.

     As part of the Company's licensing program, WEEBOK(R) infant and toddler apparel and footwear are sold by licensees. WEEBOK is a fashion-oriented, kid-specific brand, which offers apparel in sizes 0-7 and footwear in sizes 0-12.

     Reebok is a partner in the REEBOK Sports Club/NY, a premier sports and fitness complex in New York City featuring a wide array of fitness equipment, facilities and services in a luxurious atmosphere. The club utilizes approximately 125,000 square feet and occupies five floors of the Lincoln Square project. REEBOK, ROCKPORT and GREG NORMAN concept stores are located in the building. Reebok has also entered into a license agreement under which its licensee developed a Reebok Sports and Fitness Center in Bologna, Italy, which opened in early 1999.

RETAIL

     The Company operates approximately 186 store fronts in the United States (including REEBOK, ROCKPORT and GREG NORMAN stores and counting multiple store fronts in combination stores as separate store fronts) which sell a variety of footwear, apparel and accessories marketed under the Company's various brands. The Company intends to continue to open additional factory direct stores, although its policy is to locate and operate these retail outlets in such a way as to minimize disruption to its normal channels of distribution.

     The Company also operates a REEBOK "concept" or company retail store in New York City. The store sells a wide selection of current, in-line REEBOK footwear, apparel and accessories. Internationally, there are a number of REEBOK retail stores owned by the Company, its subsidiaries or its independent distributors. The Company continues to open retail stores either directly or through its distributors in numerous international markets. REEBOK retail shops are important means of presenting the brand in markets such as China, India, Korea, Russia and South America, as well as in other international markets.

     In 1999 the Company allowed select retailers to sell REEBOK and GREG NORMAN products to consumers through the Internet. Such e-commerce arrangements are expected to continue in 2000.

THE ROCKPORT COMPANY

     The Company's Rockport subsidiary, headquartered in Marlboro, Massachusetts, designs, produces and distributes specially-engineered comfort footwear for men and women worldwide under the ROCKPORT(R) brand, as well as apparel through a licensee.

     Rockport's net sales decreased by approximately $25.7 million in 1999 to $435.0 million from approximately $460.7 million in 1998. In 1999 the Rockport brand's international revenues grew approximately 4.7% from 1998 international revenues.

     Designed to address the different aspects of consumers' lives, the ROCKPORT product line includes performance, casual and dress shoes. In 1999 Rockport continued to use proprietary technologies in its footwear to further enhance comfort. In 1999 Rockport introduced the Prowalker(R) DMX(R) shoe which incorporates DMX technology into the midsole of the Prowalker shoe. In the men's business, Rockport expanded its waterproof offerings in the casual category with the introduction in the fall of 1999 of its Storm Chasers collection. In 1999 Rockport relocated its women's business to New York City to bring a renewed concentration on this business opportunity. As part of this renewed focus on women's business, Rockport introduced its Enlightened Souls(TM) collection, an ultralight casual women's shoe collection, in the Fall of 1999 featuring soft leather and Rockport's Comfort by DMX removable footbed, which provides relaxation and comfort through a system of air channels that deliver massage-like stimulation.

     During 1999 Rockport continued to expand its offerings on its Internet website located at www.rockportstore.com, growing its business-to-business direct purchase program which enables employees at participating companies to purchase ROCKPORT products through Rockport's website and launching, towards the end of 1999, a direct consumer purchase program that allows consumers to purchase select ROCKPORT products through Rockport's website.

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

     Rockport distributes its products in the United States predominantly through select higher-quality national and local shoe store chains, department stores, independent shoe stores, and outdoor outfitters, emphasizing retailers that provide substantial point-of-sale assistance and carry a full product line. Rockport also sells its products through independently-owned ROCKPORT-dedicated retail shops, as well as ROCK-

PORT concept or company stores. In addition to the concept or company retail stores it already had in San Francisco (California), Newport (Rhode Island), King of Prussia (Pennsylvania), Boston (Massachusetts) and New York City (New
York), in 1999 Rockport opened several new concept stores featuring ROCKPORT footwear in New York City (New York), Santa Monica (California), Boston (Massachusetts), Braintree (Massachusetts) and Las Vegas (Nevada). In addition, there are a number of ROCKPORT shops -- independent stores which sell Rockport products exclusively -- in and outside the United States. Rockport has not pursued mass merchandisers or discount outlets for the distribution of its products.

RALPH LAUREN(R) BRAND

     In 1999 the RALPH LAUREN footwear business, which was acquired in May 1996, continued to grow. Net sales for Ralph Lauren Footwear grew to approximately $96.0 million in 1999 from approximately $73.2 million in 1998. Ralph Lauren Footwear launched the RLX(R) performance product line, consisting of high performance athletic footwear, in the first half of 1999 and launched a new Lauren(TM) by Ralph Lauren product line for women in July 1999. In December 1999, Ralph Lauren Footwear previewed two new product segments to its business, Polo Jeans and a Ralph Lauren childrens' line, for sale in the second half of 2000. Polo Jeans, targeted to males between the ages 16 and 25, is a more fashion forward collection, which Ralph Lauren Footwear plans to sell in major department stores and Polo Jeans stores. Ralph Lauren childrens is targeted to boys and girls between the ages 5 and 12. Its product line features traditional classics in addition to POLO SPORT(R) and dressier fashion silhouettes influenced by the Lauren product line.

     Internationally, in 1999 Ralph Lauren Footwear expanded its business into several new markets and has distributors in Japan and Canada and one in Central America for Central and South America that market RALPH LAUREN footwear products in approximately 8 foreign countries and territories. Ralph Lauren Footwear markets its products to authorized retailers principally through an employee staff, although Ralph Lauren Footwear retained independent sales agencies in 1999 for sales of certain products to specialty distribution points. Products are distributed primarily through higher-quality department stores and, in the case of RLX(R) footwear, through specialty retailers focusing on athletic, running, outdoor and skiing products. Products are also sold through space licensing arrangements at approximately 29 RALPH LAUREN/POLO(R) retail stores. Ralph Lauren Footwear operates "concept" footwear departments in RALPH LAUREN/POLO stores in a number of locations in the United States, including New York City (New York), and Beverly Hills (California) and new departments in Chicago (Illinois), and Palm Beach (Florida). In addition, Ralph Lauren Footwear has footwear retail operations in approximately 17 RALPH LAUREN/POLO factory direct stores and operates one factory direct store in Ellenton (Florida) that opened in February 2000.

GREG NORMAN(R) COLLECTION

     The Company's Greg Norman Division produces a range of men's apparel and accessories marketed under the GREG NORMAN name and logo. Originally a golf apparel line, the Greg Norman Collection has grown to be a complete collection of men's sportswear with products ranging from shearling jackets to swimwear. In the Fall of 1999 the Greg Norman Division introduced for Spring 2000 a line of performance fabric. The Greg Norman Division will continue to offer an expanded variety of lifestyle products and expand into international markets, as well as corporate accounts, through various licensing and distribution arrangements. In 1999 GREG NORMAN belts, small leather goods and hosiery products were sold through licensees of the Company. In the Fall of 1999, Greg Norman Collection's established international business was expanded with the launch of a licensee in Mexico.

     In December 1999 the Greg Norman Division expanded its line of products by assuming responsibility for the golf footwear business from the Reebok Division. In connection with this new responsibility, the Greg Norman Division concentrated its marketing efforts on the DMX Trac technology used in REEBOK golf shoes.

     The GREG NORMAN brand is marketed through its endorsement by professional golfer Greg Norman, and a marketing and advertising campaign designed to emphasize his aggressive, bold, charismatic and "winning" style. The current tag line for the brand and marketing focus is the theme "Attack Life(R)".

     GREG NORMAN products are distributed principally at department and men's specialty stores, on-course pro-shops and golf specialty stores and are sold by a combination of independent and employee sales representatives. The GREG NORMAN Collection is also sold in GREG NORMAN-dedicated shops within independently-owned retail stores, as well as GREG NORMAN concept or company stores. In 1999, two GREG NORMAN stand-alone retail stores opened, one in La Quinta (California) and one in Grand Traverse (Michigan).

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

     As part of its commitment to human rights, the Company has adopted certain human rights standards and a monitoring program which applies to manufacturers of its products. Through its human rights initiatives, Reebok has eliminated the need for toluene from all cold cement shoe production (representing approximately 98% of Reebok athletic shoe production in Asia), has an ongoing program to provide technical assistance to improve air quality in factories producing REEBOK footwear, has implemented a worker communication system to resolve conflicts in such factories and has taken steps to increase certain wages and to reduce overtime hours at such factories. In conjunction with its human rights program, the Company required its supplier of soccer balls in Pakistan to end the use of child labor by centralizing all production, including ball stitching, so that the labor force can be adequately monitored to prevent the use of child labor. REEBOK soccer balls are sold with a guarantee that the balls are made without child labor.

     China, Indonesia and Thailand were the Company's primary sources for footwear, accounting for approximately 44%, 29% and 16%, respectively, of the Company's total footwear production during 1999 (based on the number of units produced). The Company's largest manufacturer, which has several factory locations, accounted for approximately 12% of the Company's total footwear production in 1999.

     Reebok's wholly-owned Hong Kong subsidiary, and a network of affiliates in China, Indonesia, India, Thailand, Taiwan, South Korea and the Philippines, provided quality assurance, quality control, and inspection services with respect to footwear purchased by the Reebok Division's U.S. and International operations. In addition, this network of affiliates inspects certain components and materials purchased by unrelated manufacturers for use in footwear production. This network of affiliates also facilitates the shipment of footwear from the shipping point to the point of destination, as well as arranging for the issuance to the unrelated footwear manufacturers of letters of credit, which are the primary means used to pay manufacturers for finished products. The Company's apparel group utilizes the services of independent third parties, as well as the Company's Hong Kong subsidiary and its network of affiliates in the Far East, to assist in the placement, inspection and shipment of apparel and accessories orders internationally. Production of apparel in the United States is through independent contractors that are retained and managed by the Company's apparel group. ROCKPORT footwear products are produced by independent contractors that are retained and managed through country managers employed by Rockport. The remainder of the Company's order placement, quality control and inspection work abroad is handled by a combination of employees and independent contractors in the various countries in which its products are made.

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

     The footwear products of the Company that are manufactured overseas and shipped to the United States for sale are subject to U.S. Customs duties. Duties on the footwear products imported by the Company range from 6% to 37.5% (plus a unit charge in some cases of 90 cents), depending on the construction and whether the principal component is leather or some other material.

     As with its international sales operations, the Company's footwear and apparel production operations are subject to the usual risks of doing business abroad, such as import duties, quotas and other threats to free trade, foreign currency fluctuations and restrictions, labor unrest and political instability, as more fully described below in the section entitled "TRADE POLICY." The Company believes that it has the ability to develop, over time, adequate substitute sources of supply for the products obtained from present foreign suppliers. If, however, events should prevent the Company from acquiring products from its suppliers in China, Indonesia, Thailand or the Philippines, or significantly increase the cost to the Company of such products, the Company's operations could be seriously disrupted until alternative suppliers were found, with a significant negative financial impact.

TRADE POLICY

     For several years, imports from China to the United States, including footwear, have been threatened with higher or prohibitive tariff rates, either through statutory action or intervention by the Executive Branch, due to concern over China's trade policies, human rights, foreign weapons sales practices and its foreign policy. Further debate on these issues is expected to continue in 2000, a year in which two major developments may occur. First, it is possible that China will be admitted to the World Trade Organization (the "WTO"), which would reduce the likelihood of future trade restrictions on China-sourced products by the United States and other nations. Second, it is also possible that the United States will grant China permanent Normal Trade Relations status, which would eliminate the annual review process regarding trade status and further reduce the likelihood of future trade restrictions on China-sourced products by the United States. Whether or not China is admitted to the WTO and/or granted Normal Trade Relations status, the Company does not currently anticipate that restrictions on imports from China will be imposed by the United States during 2000. If adverse action is taken with respect to imports from China, it could have an adverse effect on some or all of the Company's product lines, which could result in a negative financial impact. The Company has put in place contingency plans which should allow it to diversify some of its sourcing to countries other than China if any such adverse action occurred. In addition, the Company does not believe that it would be more negatively impacted by any such adverse action than its major competitors. The actual effect of any such action will, however, depend on a number of factors, including how reliant the Company, as compared to its competitors, is on production in China and the effectiveness of the contingency plans put in place.

     The European Union (the "EU") imposed import quotas on certain footwear from China in 1994. The effect of such quota scheme on Reebok has not been significant because the quota scheme provides an exemption for certain higher-priced special technology athletic footwear, which exemption is available for most REEBOK products and some ROCKPORT products. The EU continues to review the athletic footwear exemption which applies to both the quota scheme and antidumping duties discussed below. The Company, through relevant trade associations, is working to prevent imposition of a more limited athletic footwear exception. Should revisions be adopted narrowing such exemption, certain of the Company's product lines could be affected adversely, although the Company does not expect that its products would be more severely affected than those of its major competitors.

     In addition to the quotas on China-sourced footwear, the EU has imposed antidumping duties against certain textile upper footwear from China and Indonesia. A broad exemption from the dumping duties is provided for athletic textile footwear which covers most REEBOK models. If the athletic footwear exemption remains in its current form, few REEBOK product lines will be affected by the duties; however, ROCKPORT products would be subject to these duties. Nevertheless, the Company believes that those REEBOK and ROCKPORT products affected by the duties can generally be sourced from other countries not subject to such duties. If, however, the Company were unable to implement such alternative sourcing arrangements, certain of its product lines could be adversely affected by these duties.

     The EU also has imposed antidumping duties on certain leather upper footwear from China, Thailand and Indonesia. These duties apply only to low-cost footwear, below the import prices of most REEBOK and ROCKPORT products. Thus the Company's products have not been significantly impacted by such duties.

     The EU continues to expand the list of restricted substances in consumer products. As individual EU Member States initiate enforcement of these EU Directives, the Company is taking aggressive steps to assure that its suppliers and factories are in full compliance with EU Directives in accordance with the terms of their agreements. Despite these efforts, from time to time the Company may have some product already in the distribution chain which does not comply with the most recent EU Directives. This could cause some disruption to the delivery of product to the market. As a result, it may be necessary to substitute styles, to delay deliveries or even to forego sales. The Company believes that its major competitors are similarly impacted by these EU restrictions.

     The Company is also aware of possible consumer rejection of products containing substances not restricted by the EU or any Member State for environmental, health and human rights concerns. Such consumer action, and the response of retailers, could disrupt Company distribution and cause withdrawal of the product from the market, which would substantially impact the Company's sales of those specific products. To date the Company has not encountered rejection on any of its products, but is aware of such consumer action against certain competitors' products, which has lead to the voluntary recall of such products. While it is impossible to predict such consumer action, the Company is closely monitoring the demands of non-governmental organizations active in Europe. The Company believes that it is no more exposed to such adverse action than its major competitors.

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

PRINCIPAL PRODUCTS

     Sales of the following categories of products contributed more than 10% to the Company's total consolidated revenue in the years indicated: 1999, footwear (approximately 73%) and apparel (approximately 27%); 1998, footwear (approximately 72%) and apparel (approximately 28%); and 1997, footwear (approximately 72%) and apparel (approximately 27%).

TRADEMARKS AND OTHER PROPRIETARY RIGHTS

     The Company believes that its trademarks, especially the REEBOK and ROCKPORT trademarks, and its rights to use GREG NORMAN and RALPH LAUREN names and logos, are of great value, and the Company is vigilant in protecting these marks from counterfeiting or infringement. Loss of the REEBOK, ROCKPORT, RALPH LAUREN or GREG NORMAN trademark rights could have a serious impact on the Company's business. The Company owns the REEBOK and ROCKPORT trademarks and has contractual rights that survive in perpetuity to use the GREG NORMAN name and logo. The Company also has rights to use the RALPH LAUREN name and logo under a 1996 agreement that has an initial term of five years and is subject to two five-year extensions.

     The Company also believes that its technologies and designs are of great value and the Company is vigilant in procuring patents and enforcing its patents and other proprietary rights in the United States and in other countries.

WORKING CAPITAL ARRANGEMENTS

     In conjunction with the Company's repurchase of approximately 17 million shares of its common stock pursuant to a Dutch Auction self-tender offer in 1996, the Company entered into a credit agreement underwritten by Credit Suisse and a syndicate of major banks. The facility included a committed $750 million revolving credit line to replace the Company's previous $300 million revolving credit facility. The balance of the facility is a $640 million six-year term loan which was used to finance the share repurchase. In July 1997, the Company amended and restated this agreement to reduce the revolving credit portion of the facility to $400 million. As part of this amendment, the commitment fees the Company is required to pay on the unused portion of the revolving credit facility, as well as the borrowing margins over the London Interbank Offer Rate paid on the term loan and used portion of the revolving credit facility, were reduced. The amendment further removed or relaxed various covenants including the restrictions on asset acquisitions and sales, capital expenditures, future indebtedness and investments. The Company subsequently amended its credit arrangements in October 1998 to relax the debt coverage ratio covenants in such agreements. The balance of the term loan as of December 31, 1999 was approximately $342 million.

     The Company also has various arrangements with numerous banks which provide an aggregate of approximately $703 million of uncommitted facilities, substantially all of which are available to the Company's foreign subsidiaries. Of this amount, approximately $283 million is available for short-term borrowings and bank overdrafts, with the remainder available for letters of credit for inventory purchases. At December 31, 1999, approximately $195 million was outstanding for open letters of credit for inventory purchases, in addition to approximately $28 million in notes payable to banks and $18.4 million was outstanding under standby letter of credit.

     The Company also has authority to issue up to $200 million of commercial paper which is supported to the extent available by its revolving credit and loan agreements, referred to above. As of December 31, 1999, the Company had no commercial paper obligations outstanding.

     Moody's Investor Service, Inc. ("Moody's") lowered the Company's credit ratings in December 1998 and placed the Company's debt on review for possible downgrade in December 1999; and Standard & Poor's Rating Group ("S&P") lowered the Company's credit rating in January 1999 and, after placing the Company on credit watch in December 1999, reaffirmed its credit rating in February 2000. Although it has not been more difficult for the Company to borrow as a result of these reductions of the Company's credit ratings in late 1998 and early 1999, the costs of borrowing have increased, including the costs the Company incurs under some of its existing credit arrangements. If Moody's were to downgrade the Company's credit rating, it may become more difficult for the Company to borrow and the costs of borrowing will increase.

     With respect to working capital items, the Company must commit to production tooling and in some cases to production in advance of orders because of the relatively long lead times for design and production in the footwear industry. The Company must also maintain inventory to fulfill "at once" shipments. The Company believes its practices with respect to working capital items are consistent with the footwear and apparel industry in general.

SEASONALITY

     Sales by the Company of athletic and casual footwear tend to be seasonal in nature, with the strongest sales occurring in the first and third quarters. Apparel sales also generally vary during the course of the year, with the greatest demand occurring during the Spring and Fall seasons.

SINGLE CUSTOMER

     There was no single customer of the Company that accounted for 10% or more of the Company's net sales in 1999. The Company is not dependent on a single customer, or a few customers, the loss of any one or more of which would have a material adverse impact on the Company.

BACKLOG

     As of December 31, 1999 the Company's backlog of orders that the Company believes to be firm (albeit cancelable by the purchaser) totaled approximately $1.004 billion, compared to $1.097 billion as of December 31, 1998. The 1999 backlog position includes approximately $19.4 million worth of open orders to Just For Feet, Inc. ("Just For Feet"), which filed for bankruptcy and is liquidating its assets. In February 2000, Footstar Inc. entered into an agreement to acquire certain assets of Just For Feet, including the Just For Feet name, approximately 79 Just For Feet superstores and approximately 23 speciality retail stores. The Company believes that a portion of the open orders to Just For Feet will be sold to the acquiring company. In addition, a portion of the orders canceled have been resold to other customers. Other than the open orders for Just For Feet, the Company expects that substantially all of these orders will be shipped in 2000, although, as noted above, many of these orders are cancelable. The 1998 backlog position included open orders of the Company's Germany subsidiary that did not ship in 1999 due to logistical issues, as described below in the section entitled "Global Restructuring Activities." The backlog position is not necessarily indicative of future sales because the ratio of future orders to "at once" shipments and sales by Company-owned retail stores may vary from year to year. In addition, many markets in South America and Asia Pacific are not included in the backlog since sales are made by independent distributors.

COMPETITION AND COMPETITORS

     Competition in sports and fitness footwear and apparel sales is intense. Competitors include a number of sports and fitness footwear and apparel companies, such as Nike, adidas, Fila, Converse, New Balance and others. Competition is very strong in each of the sports and fitness footwear and apparel market segments, with new entrants and established companies providing challenges in every category.

     The casual footwear market into which the ROCKPORT product lines fall is also highly competitive. Due to the diversity of product designs and intended end uses, however, there are very few companies that Rockport competes with directly in every product category. Companies that could be described as competitors in specific product categories include, among others, Timberland, Clarks, Ecco, Mephisto, Bass, Bostonian, Merril, Easy Spirit, Nine West and Gabor. Rockport occupies a strong position in the comfort and walking shoe market. Competition in this area has intensified as the activity of walking has grown in popularity and as athletic shoe companies have entered the market. In addition, Rockport also produces men's and women's dress shoes and competes in this market with other leading makers of dress shoes.

     The Company's other product lines also continue to confront strong competition. The REEBOK apparel line competes with well-known brands such as Nike, adidas and Fila. The GREG NORMAN line competes with Tommy Hilfiger, Ralph Lauren, Nautica, Ashworth, Cutter Buck and other makers of men's casual sportswear and golf apparel and footwear. The RALPH LAUREN footwear brand competes with such brands as Cole Haan, Timberland, Tommy Hilfiger, Prada and Gucci. In addition, the new RLX/POLO SPORT line will compete with major athletic shoe companies.

ISSUES AND UNCERTAINTIES

     This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements with regard to the Company's revenues, earnings, spending, margins, cash flow, orders, inventory, products, actions, plans, strategies and objectives. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words "believe," "anticipate," "expect," "estimate," "intend," "plan," "project," "will be," "will continue," "will result," "could," "may," "might," or any variations of such words or other words with similar meanings. Any such statements are subject to risks and uncertainties that could cause the Company's actual results to differ materially from those discussed in such forward-looking statements. Prospective information is based on management's then current expectations or forecasts. Such information is subject to the risk that such expectations or forecasts, or the assumptions underlying such expectations or forecasts, become inaccurate.

     Risks and uncertainties that could affect the Company's actual results and could cause such results to differ materially from those contained in forward-looking statements made by or on behalf of the Company include, but are not limited to, the following: technological, marketing, product, promotional or other success by one of more of the Company's competitors; changes in consumer preferences; failure by the Company to adequately forecast consumer demand and sales volume, leading to increased spending, inventory risk, tooling and other costs; inability to obtain desired pricing margins and profitability because of industry conditions, production inefficiencies, increased costs of goods, currency trends, the general retail environment or the lack of success of the Company's products or marketing; higher-than-anticipated levels of customer cancellations or returns; lack of success in the Company's retail operations due to general retail market conditions or loss of market share to competitors; failure to meet delivery deadlines because of design, production or distribution problems; currency fluctuations, government actions, import regulations, political instability or general economic factors that negatively impact the Company's business in one or more international regions; interruption or unavailability of sources of supply; inability to make timely payments on the Company's indebtedness or to meet debt covenants; loss of one or more significant customers; inability to protect significant trademarks, patents or other intellectual property of the Company; negative results in litigation; general economic factors impacting consumer purchasing power and preferences; changes in the Company's tax rate or its ability to fully utilize deferred tax assets; the Company's ability to achieve desired operating and logistical efficiencies in the areas of distribution and information systems; disruptions due to Year 2000 non-compliance in the systems of its key suppliers, customers, distributors or other business partners; start-up and software complications related to its global restructuring efforts; and other factors mentioned or incorporated by reference in this report or other reports.

     This list of risk factors is not exhaustive. Certain factors that could affect the Company's actual results and cause actual results to differ materially from those contained in forward-looking statements made by or on behalf of the Company include, but are not limited to, those discussed below as well as those discussed in other reports filed by the Company with the Securities and Exchange Commission (the "SEC"), such as reports on Forms 8-K and 10-Q. In addition, the Company operates in a highly competitive and rapidly changing environment. Therefore, new risk factors can arise, and it is not possible for management to predict all such risk factors, nor to assess the impact of all such risk factors on the Company's business or the extent to which any individual risk factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement. Accordingly, investors should not place undue reliance on forward-looking statements as predictions of actual results.

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

     The athletic footwear and apparel industry has been experiencing some shift in consumer preference away from athletic footwear to "casual" product offerings. This change in preference has adversely affected some of the Company's businesses, as well as that of some of its competitors. The Company has taken and continues to take steps to respond to this shift by focusing on its products and technologies. There is, however, substantial uncertainty as to whether the Company's actions will be effective, especially given recent difficulties faced by certain department store, athletic specialty and sporting goods chains (which are important customers for these brands), and the softness in the branded apparel market in the United States. The outcome will be dependent on a number of factors, including the extent of the change in consumer preference, consumer and retailer acceptance of the Company's products, technologies and marketing, and the ability of the Company to effectively respond to the shift in the marketplace, as well as the other factors described herein.

     Whether the Company's DMX(R) technology will be successful on a long-term basis is dependent on numerous factors, including consumer preference, consumer and retailer acceptance of such technology, competitive product offerings, the Company's ability to utilize such technology and to extend it to other products, as well as other factors described herein.

     In addition, in countries where the athletic footwear market is mature (including the United States), sales growth may depend in part on the Company increasing its market share at the expense of its competitors, which may be difficult to accomplish. The Company also faces strong competition with respect to its other product lines, such as the ROCKPORT product line, the GREG NORMAN Collection and the RALPH LAUREN and POLO SPORT footwear lines.

     Competition in the markets for the Company's products occurs in a variety of ways, including price, quality, product design, brand image, marketing and promotion and ability to meet delivery commitments to retailers. The intensity of the competition faced by the various operating units of the Company and the rapid changes in consumer preference and technology that can occur in the footwear and apparel markets constitute significant risk factors in the Company's operations.

     The Company launched the RLX/Polo Sport(R) performance product line, consisting of high performance athletic footwear, in the first half of 1999 and launched a new Lauren(TM) by Ralph Lauren product line for women in July 1999. The Company also launched the Traxtar children's shoe in the children's market and in late 2000 or early 2001 plans to launch adult footwear with similar smart technology. Investments in product development, advertising, marketing and merchandising have been, and will continue to be, made in conjunction with such launches. The success of such launches will depend on a number of factors including consumer preference, retailer acceptance, competitive product offerings, the effectiveness of the advertising and marketing, as well as other factors described herein.

INVENTORY RISK

     The footwear industry has relatively long lead times for design and production of product and, thus, the Company must commit to production tooling and in some cases to production in advance of orders. If the Company fails to accurately forecast consumer demand or if there are changes in consumer preference or market demand after the Company has made such production commitments, the Company may encounter difficulty in filling customer orders or in liquidating excess inventory, or may find that retailers are canceling orders or returning product, all of which may have an adverse effect on the Company's sales, its margins and brand image. Retailer consolidation may make inventory management more difficult and require more liquidation of excess inventory, as certain retailers may cancel orders. The Company may also be required to pay for certain tooling if it does not satisfy minimum production quantities. Difficulties related to distribution, such as those encountered at the new Rotterdam distribution center (as described above more fully in the section entitled "International Operations"), may have an adverse impact on the Company's business by increasing the amount of inventory and the cost of warehousing inventory.

SALES FORECASTS

     The Company's investment in advertising and marketing and in certain other expenses is based on sales forecasts and is necessarily made in advance of actual sales. The markets in which the Company does business are highly competitive, and the Company's business is affected by a variety of factors, including brand awareness, changing consumer preferences, fashion trends, retail market conditions, currency changes and economic and other factors. There can be no assurance that sales forecasts will be achieved and, to the extent sales forecasts are not achieved, these investments will represent a higher percentage of revenues, and the Company will experience higher inventory levels and associated carrying costs, all of which would adversely impact the Company's financial condition and results. See also discussion below under "Advertising and Marketing Investment."

PRICING AND MARGINS

     The prices that the Company is able to charge for its products depend on the type of product offered and the consumer and retailer response to such product, as well as the prices charged by the Company's competitors. If, for example, the Company's products provide enhanced performance capabilities, the Company should be able to achieve relatively higher prices for such products. The gross margins that the Company earns depend on the prices which the Company can charge for these goods and the costs incurred in acquiring the products for sale. To the extent that the Company has higher costs, such as the higher start-up costs associated with technological products, its margins will be lower unless it can increase its prices or reduce its costs. Recently, the Company has experienced an improving trend in its pricing margins as a result of manufacturing efficiencies and changes in sourcing initiated to take advantage of currency opportunities in the Far East. There can be no assurance that this trend will continue. Pricing and margins may also be adversely affected by liquidation sales by retailers in a consolidating environment. In addition, a shift in the marketplace may occur that produces an over-inventoried promotional retail environment, resulting in the Company encountering increased returns and cancellations from retailers, which may adversely affect its margins. If an over-inventoried environment is produced, retailers may be more reluctant to place future orders for product than they would be otherwise, resulting in fewer future orders for the Company and requiring the Company to take more inventory risk to fulfill "at once" business. The ability of the Company to increase its full margin business is dependent on a number of factors including the success of the Company's products and marketing, the retail environment and general industry conditions. Additionally, fluctuations in foreign currency exchange rates may have an adverse impact on the Company's margins. See the section below entitled "Risk of Currency Fluctuations" for more details.

BACKLOG

     The Company reports its backlog of open orders for the REEBOK(R) brand. However, its backlog position is not necessarily indicative of future sales because the ratio of future orders to "at once" shipments, as well as sales by Company-owned retail stores, may vary from year to year. In addition, many customer orders are cancelable. Any slowdown at retail and consolidation of the retail industry may result in higher cancellations and returns. Additionally, many markets in South America and Asia Pacific are not included in the backlog since sales are made by independent distributors.

ADVERTISING AND MARKETING INVESTMENT

     Because consumer demand for athletic footwear and apparel is heavily influenced by brand image, the Company's business requires substantial investments in marketing and advertising, athlete endorsements and athletic sponsorships, as well as investments in retail presence. In the event that such investments do not achieve the desired effect in terms of increased retailer acceptance and/or consumer purchases of the Company's products, there could be an adverse impact on the Company's financial results. There has been some shift in the marketplace away from certain "icon" athletes and the products they endorse. As a result, the Company has re-evaluated its investment in certain sports marketing deals and has eliminated or restructured certain of its marketing contracts that no longer reflect Reebok's brand positioning.

RETAIL OPERATIONS

     The Company currently operates approximately 186 retail store fronts in the United States (including REEBOK, ROCKPORT and GREG NORMAN stores and counting multiple store fronts in combination stores as separate store fronts) and a significant number of retail stores internationally which are operated either directly or through the Company's distributors or other third parties. The Company has made a significant capital investment in opening these stores and incurs significant expenditures in operating these stores. To the extent the Company continues to expand its retail organization, the Company's performance could be adversely affected by lower-than-anticipated sales at its retail stores. The performance of the Company's retail organization is also subject to general retail market conditions. The recent over-inventoried promotional environment in the United States has resulted in a decline in retail margins, thus adversely affecting the Company's own retail business. Because of the retail environment and increased competition, comparative store sales in 1999 declined in the Company's own retail business.

TIMELINESS OF PRODUCT

     Timely product deliveries are essential in the footwear and apparel business since the Company's orders are cancelable by customers if agreed-upon delivery windows are not met. If as a result of design, production or distribution problems, the Company is late in delivering product, it could have an adverse impact on its sales and/or profitability. For example, in 1999 start-up and software complications that were encountered at the new Rotterdam distribution center delayed shipments to Reebok's German and Austrian customers, adversely affecting those markets (as more fully described above in the section entitled "International Operations"). The Company has taken steps to address these problems, including the addition of a new management team in Germany, but the success of these measures is not certain and depends on a number of factors, including how long the adverse effects of the 1999 delay lasts and how quickly the Company can remedy the start-up and software issues.

INTERNATIONAL SALES AND PRODUCTION

     A substantial portion of the Company's products are manufactured abroad and approximately 40% of the Company's sales are made outside of the United States. The Company's footwear and apparel production and sales operations are thus subject to the usual risks of doing business abroad, such as currency fluctuations, longer payment terms, potentially adverse tax consequences, repatriation of earnings, import duties, tariffs, quotas and other threats to free trade, labor unrest, political instability and other problems linked to local production conditions and the difficulty of managing multinational operations. If such factors limited or prevented the Company from selling products in any significant international market or prevented the Company from acquiring products from its suppliers in China, Indonesia, Thailand or the Philippines, or significantly increased the cost to the Company of such products, the Company's operations could be seriously disrupted until alternative suppliers were found or alternative markets were developed, with a significant negative impact. In addition, the Company's European operations may be impacted by the start-up and software complications encountered at the Rotterdam distribution center which have delayed implementation of the distribution center, forcing the Company to incur significant duplicate distribution costs. See also discussion below under "Economic Factors".

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

RISK ASSOCIATED WITH INDEBTEDNESS

     The Company has a substantial credit facility which consists of a $640 million term loan (as of December 31, 1999, the outstanding balance of such debt was approximately $342 million) and has a $400 million revolving credit line (as of December 31, 1999, there were no borrowings outstanding under the revolving credit line). As a result of this indebtedness, the Company currently faces significant interest expense and debt amortization. The credit arrangement contains certain covenants (including restrictions on liens and the requirements to maintain a minimum interest coverage ratio and a minimum debt to cash flow ratio) which are intended to limit the Company's future actions and which may also limit the Company's financial, operating and strategic flexibility. In addition, the Company's failure to make timely payments of interest and principal on its debt, or to comply with the material covenants applicable thereto, could result in significant negative consequences.

     The Company believes that its cash, short-term investments and access to credit facilities, together with its anticipated cash flow from operations, are adequate for the Company's current and planned needs in 2000. However, the Company's actual experience may differ from the expectations set forth in the preceding sentence. Factors that might lead to a difference include, but are not limited to, the matters discussed herein, as well as future events that might have the effect of reducing the Company's available cash balances (such as unexpected operating losses or increased capital or other expenditures, as well as increases in the Company's inventory or accounts receivable) or future events that might reduce or eliminate the availability of external financial resources.

     As indicated above (see "WORKING CAPITAL ARRANGEMENTS" above), Moody's lowered the Company's credit ratings in December 1998 and placed the Company's debt on review for possible downgrade in December 1999; and S&P lowered the Company's credit rating in January 1999 and, after placing the Company on credit watch in December 1999, reaffirmed its credit rating in February 2000. Although it has not been more difficult for the Company to borrow as a result of these reductions in the Company's credit in late 1998 and early 1999, the costs of borrowing have increased including the costs the Company incurs under some of its existing credit arrangements. If the Company's credit rating is downgraded, it may become more difficult for the Company to borrow and the costs of borrowing will increase.

RISK OF CURRENCY FLUCTUATIONS

     The Company conducts operations in various international countries and a significant portion of its sales are transacted in local currencies. As a result, the Company's revenues are subject to foreign exchange rate fluctuations. The Company enters into forward currency exchange contracts and options to hedge its exposure for merchandise purchased in U.S. dollars that will be sold to customers in other currencies. The Company also uses foreign currency exchange contracts and options to hedge significant inter-company assets and liabilities denominated in other currencies. However, no assurance can be given that fluctuation in foreign currency exchange rates will not have an adverse impact on the Company's revenues, net profits or financial condition. In 1999 the Company's international sales, gross margins and profits were negatively impacted by changes in foreign currency exchange rates.

EURO CONVERSION

     On January 1, 1999, eleven of the fifteen member countries of the European Union adopted a single currency called the "Euro." On this date, fixed conversion rates between the existing currencies of these countries ("the legacy currencies") and the Euro were established and the Euro is now traded in the currency markets and may be used in business transactions. The legacy currencies will remain as legal tender together with the Euro until at least January 1, 2002 (but not later than July 1, 2002). During the transition period, parties may settle transactions using either the Euro or a participating country's legacy currency.

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

     The Company is making the necessary changes in its internal and banking systems in Europe to accommodate introduction of the Euro and can make and receive payments in Europe using the Euro. As part of its global restructuring, the Company is in the process of implementing SAP software on a global basis; the SAP system will be Euro-compatible. Other business functions should be converted for the Euro by the end of the transition period or earlier to meet business needs. The Company does not expect such conversion costs to be material.

     The Company was not materially affected by the Euro conversion in 1999 and does not expect any materially adverse impact in 2000.

CUSTOMERS

     Although the Company has no single customer that represents 10% or more of its sales, the Company has certain significant customers, the loss of which could have an adverse effect on its business. There could also be a negative effect on the Company's business if any such significant customer became insolvent or otherwise failed to pay its debts. For example, Just For Feet, an important customer of the Company, has filed for bankruptcy. Although the impact of its liquidation will be mitigated by its acquisition by Footstar Inc., as described in greater detail above in the section entitled "BACKLOG", Just For Feet's bankruptcy may have a negative impact on the Company's business. See also discussion below under "Economic Factors".

INTELLECTUAL PROPERTY

     The Company believes that its trademarks, patents, technologies and designs are of great value. From time to time the Company has been, and may in the future be, the subject of litigation challenging its ownership of certain intellectual property. Loss of the REEBOK, ROCKPORT, RALPH LAUREN or GREG NORMAN trademark rights could have a serious impact on the Company's business. Because of the importance of such intellectual property rights, the Company's business is subject to the risk of counterfeiting, parallel trade or intellectual property infringement. The Company is, however, vigilant in protecting its intellectual property rights.

LITIGATION

     The Company is subject to the normal risks of litigation with respect to its business operations. See Item 3 below for a further description of litigation involving the Company.

ECONOMIC FACTORS

     The Company's business is subject to economic conditions in the Company's major markets, including, without limitation, recession, inflation, general weakness in retail markets and changes in consumer purchasing power and preferences. Adverse changes in such economic factors could have a negative effect on the Company's business. For example, the slowdown in the athletic footwear and branded apparel markets has had negative effects on the Company's business. The U.S. market has also suffered from over capacity due to significant retail expansion during a period of softening consumer demand. This has resulted in retailer bankruptcy, consolidation and inventory backups and heavy promotional activity which has made it more difficult for the Company to sell its products.

     The financial crisis in the Far East has also had a negative impact on the Company's business. The economic problems in Asia have had an adverse effect on the Company's sales to that region. Such financial difficulties have also increased the risk that certain of the Company's customers in the region will be unable to pay for product orders. In addition, most of the Company's products are manufactured in the Far East by third party manufacturers. The current economic conditions have made it more difficult for such manufacturers to gain access to working capital and there is a risk that such manufacturers could encounter financial problems which could affect their ability to produce products for the Company. Similar problems have also resulted from the financial difficulties in Latin America (especially Brazil) and in Russia.

TAX RATE CHANGES AND DEFERRED TAX ASSETS

     If the Company was to encounter significant tax rate changes in the major markets in which it operates, it could have an adverse effect on its business or profitability. In addition, the tax rate can be affected by the Company's geographic mix of earnings. If more taxable income is earned in markets where the tax rate is relatively higher, the Company's effective tax rate will increase. The Company expects that the full year 2000 tax rate will be slightly higher than the rate for 1999.

     The Company has approximately $132.0 million of net deferred tax assets, of which approximately $91.0 million is attributable to the expected utilization of tax net operating loss carryforwards and tax credit carryforwards. There can be no assurance that the Company will realize the full value of such deferred tax assets, although the Company has tax planning strategies which are designed to utilize at least a portion of the tax net operating loss carryforwards and thereby reduce the likelihood that they expire unused. The Company believes it is more likely than not that its deferred tax assets will be realized. However, realization of the deferred tax assets will be dependent on a number of factors including the level of taxable income generated by the Company, the countries in which such income is generated, as well as the effectiveness of the Company's tax planning strategies. If the Company's estimates of future taxable income are not realized in the near-term, the net carrying value of the deferred tax assets could be reduced, thereby reducing future net income.

GLOBAL RESTRUCTURING ACTIVITIES

     The Company has been in the process of undertaking various global restructuring activities designed to enable the Company to achieve operating efficiencies, improve logistics and reduce expenses. There can be no assurance that the Company will be able to effectively execute on its restructuring plans or that such benefits will be achieved. Moreover, in the short-term the Company has experienced, and may in the future experience, difficulties in product delivery or other logistical operations as a result of its restructuring activities, which have had, and in the future could have, an adverse effect on the Company's business. For example, in 1999 Reebok's German and Austrian subsidiaries began to use the Rotterdam distribution center. These distributors experienced start-up and software complications which contributed to a decline in their business. The Company estimates that this was one factor which accounted for approximately a 40 percent decline in sales in Germany in 1999. In the short term, the Company could also be subject to increased expenditures and charges because of inefficiencies resulting from such restructuring activities. For example, in 1999 the Company decided to defer the consolidation of its warehouse facilities in Europe into its Rotterdam distribution center, as well as to delay implementation of certain aspects of its planned SAP implementation. This decision was made with the intention of removing certain logistical risks from the Company's business in the year 2000. However, as a result of this decision, certain logistical advantages and efficiencies that may result from a complete consolidation of the Company's European distribution facilities and full implementation of SAP will be lost until such time as such consolidation and implementation is completed. In addition, the Company incurred in 1999, and expects to continue to incur in 2000, significant duplicate distribution and start-up expenses, and it is likely that such duplicate expenses will continue into 2001 because of the decision to defer warehouse consolidation and full implementation of SAP. The complete implementation of SAP may also be delayed further and encounter further complications in part because of the nature of the system. The SAP system did not previously have an appropriate application for the footwear and apparel industry, requiring the Company, together with its software vendor and another company in the apparel industry, to develop a new software application for the footwear and apparel industry. This adaptation to the footwear and apparel business may cause future complications that will require the Company to invest additional resources and further delay implementation.

EMPLOYEES

     As of December 31, 1999, the Company had approximately 6,500 employees in all operating units. None of these employees is represented by a labor union. The Company has never suffered a material interruption of business caused by labor disputes with employees. Management considers employee relations to be good.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS

     Financial information about geographic operations appears in Note 14 of the consolidated financial statements on page 50.

RESEARCH AND DEVELOPMENT

     Incorporation of new technologies into its footwear and apparel products is integral to the Company's success. The Company has been, and will continue to be, committed to product research and development that will bring innovative technology to its consumers.

     In 1999 the Company spent approximately $55.4 million on product research, development and evaluation, compared to $65.7 million in 1998, and $62.4 million in 1997.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following information is submitted as to the executive officers of the
Company:

NAME                                    AGE                    OFFICE HELD
----                                    ---                    -----------
Paul B. Fireman.......................  56     President, Chief Executive Officer and
                                               Chairman of the Board of Directors
Angel R. Martinez.....................  44     Executive Vice President, Chief Marketing
                                               Officer of the Reebok Division
Kenneth I. Watchmaker.................  57     Executive Vice President, Chief Financial
                                               Officer and Treasurer
Paul R. Duncan........................  59     Executive Vice President
James R. Jones, III...................  55     Senior Vice President and Chief Human
                                               Resources Officer
Terry R. Pillow.......................  46     Senior Vice President, President and Chief
                                               Executive Officer of The Rockport Company
David A. Perdue.......................  50     Senior Vice President, Executive Vice
                                               President, Global Operating Units of the
                                               Reebok Division
David A. Pace.........................  39...  Vice President, General Counsel and Clerk

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

     Kenneth I. Watchmaker has been an Executive Vice President of the Company since February 1994. He was appointed Chief Financial Officer of the Company in June 1995 and was elected Treasurer in September 1999. Previously, since February 1994, he was an Executive Vice President of the Company with responsibility for finance, footwear production and management information systems. He joined the Company in July 1992 as Executive Vice President, Operations and Finance, Reebok Division. Prior to joining Reebok, Mr. Watchmaker was the partner in charge of audit services in the Boston office of Ernst & Young LLP.

     Paul R. Duncan had been an Executive Vice President of the Company from February 1990 until December 1998. In February 2000, Mr. Duncan rejoined the Company as Executive Vice President and oversees the ROCKPORT, RALPH LAUREN and GREG NORMAN brands. Mr. Duncan has been a Director of the Company since March 1989. From November 1996 until 1999 Mr. Duncan had a part-time position with the Company in which he was responsible for special projects. He was previously President of the Specialty Business Group from October 1995 until November 1996. From June 1995 until October 1995, Mr. Duncan was Chief Operating Officer for the Reebok Division. Prior to June 1995, Mr. Duncan was Executive Vice President and Chief Financial Officer. Mr. Duncan joined the Company in 1985 as Senior Vice President and Chief Financial Officer.

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

     Terry R. Pillow was appointed Senior Vice President of Reebok and President and Chief Executive Officer of Rockport in May 1999. Prior to joining the Company, Mr. Pillow was President of the apparel division of Coach Leatherware, a subsidiary of Sara Lee Corporation. From 1989 to 1994, Mr. Pillow served as President of A/X Armani Exchange, New York.

     David A. Perdue joined the Company in September 1998 as Senior Vice President, Global Supply Chain, and was promoted to Executive Vice President Global Operating Units of the Reebok Division in December 1999. From 1993 until he joined the Company, Mr. Perdue was Senior Vice President of Haggar, Inc., where he was responsible for all aspects of manufacturing, from planning through distribution.

     David A. Pace was appointed Vice President and General Counsel of the Company and was elected Clerk in December 1999. From May 1999 until his promotion, Mr. Pace was Vice President, Global Alliances and Endorsements for the Reebok Division. Prior to this position, Mr. Pace was Assistant General Counsel from January 1997 until May 1999. In June 1995, Mr. Pace joined the Company's legal department as Counsel-Marketing. Prior to joining the Company, Mr. Pace was Vice President and General Counsel of Applied Extrusion Technologies, Inc. from June 1994 to June 1995, prior to which he was an associate at the Boston law firm of Ropes & Gray.

ITEM 2.  PROPERTIES.

     The Company leases most of the properties that are used in its business. Its corporate headquarters and the offices of the Reebok Division and its U.S. Operations are located in office facilities in Stoughton, Massachusetts. At its corporate headquarters, the Company occupies under lease approximately 200,000 square feet of space. This lease expires on June 30, 2000. This facility and two other smaller facilities, each of which is occupied under a lease that expires on June 30, 2000, are located approximately one mile from the Reebok Division's U.S. Operations group's principal warehouse and distribution center in Stoughton, which is owned by the Company and which contains approximately 450,000 total square feet of usable space.

     In order to address the need for additional space at its corporate headquarters, in March 1998 the Company secured, through a leasing arrangement, a 42-acre site in Canton, Massachusetts, which is being developed as a corporate headquarters facility. Construction of the corporate headquarters facility is expected to be complete in March 2000 and the relocation is expected to be finished in June 2000. The facility, which contains approximately 522,000 square feet of space, is leased by the Company through an operating lease agreement entered into for the purpose of financing construction costs for the corporate headquarters facility. Under the agreement, the lessor purchases the property, pays for the construction costs and subsequently leases the facility to the Company. The initial lease term is six years with five two-year renewal options. The lease provides substantial residual value guarantees by the Company and includes a purchase option at original cost of the property. The mailing address of this new facility is 1895 J.W. Foster Boulevard, Canton, Massachusetts 02021.

     In 1994, the Company purchased a building in Avon, Massachusetts containing approximately 430,000 square feet of space which it uses as an office and warehouse. The Company expects to sell this building in 2000. The Company also leases approximately 330,000 square feet of space in Memphis, Tennessee which it uses as a warehouse and distribution center.

     In 1993 Rockport purchased its corporate headquarters facility in Marlboro, Massachusetts, containing approximately 80,000 square feet of floor space. In 1995 Rockport completed construction of a distribution center of approximately 285,000 usable square feet on approximately 140 acres of land in Lancaster, Massachusetts which it purchased in 1992.

     The Company's international operations were previously headquartered in Stockley Park, London where the Company's U.K. subsidiary still leases approximately 37,000 square feet under a fifteen-year lease which is guaranteed by the Company. This property has been subleased to two parties for the term of the lease.

     In June 1998, the Company entered into an operating lease agreement for the purpose of financing construction costs for a new distribution facility in Rotterdam, The Netherlands. Under the agreement, the lessor leased the land pursuant to a 99-year ground lease, paid for the construction costs and subsequently leases the entire facility to the Company. The initial lease term is six years with one five-year renewal option. The lease provides for substantial residual value guarantees by the Company and includes a purchase option at original cost of the property.

     The Company's wholly-owned Canadian distribution subsidiary, Reebok Canada Inc., leases an approximately 145,000-square foot office/warehouse facility in Aurora, Ontario pursuant to a lease that expires in 2001.

     The Company and its subsidiaries own and lease other warehouses, offices, showrooms and retail and other facilities in the United States and in various foreign countries to meet their space requirements. Except as otherwise indicated, the Company believes that these arrangements are satisfactory to meet its needs.

ITEM 3.  LEGAL PROCEEDINGS.

     In 1997, Supracor, Inc. ("Supracor") filed a lawsuit against the Company in the U.S. District Court for the Northern District of California, alleging, among other things that, the Company breached certain exclusive supply rights granted to Supracor under a 1989 License and Purchase Agreement (the "Agreement"), the Company fraudulently induced Supracor to enter into the Agreement, and the Company misappropriated certain Supracor trade secrets. The parties have agreed to dismiss this lawsuit following a settlement between the Company and Supracor pursuant to which the Company will pay Supracor $18.75 million. The Company paid $2.0 million of this settlement amount in 1999 and will pay the remaining portion in 2001. In connection with this settlement, the Company recorded a special charge in the fourth quarter of 1999 for the entire settlement amount, plus other related costs. In connection with this settlement, the Company made no admission of liability.

     In December 1999, Reebok International Limited, a wholly-owned subsidiary of the Company ("Reebok Limited"), filed a lawsuit against the Sydney Organizing Committee for the Olympic Games ("SOCOG") in the Supreme Court of New South Wales, Australia. This lawsuit arises from a 1997 sponsorship agreement (the "Sponsorship Agreement") between Reebok Limited and SOCOG, pursuant to which Reebok Limited was to be the official sports brand of the Sydney 2000 Summer Olympic Games. Among other allegations, Reebok Limited alleges that SOCOG breached the exclusivity provisions of the Sponsorship Agreement by authorizing certain Reebok competitors to produce branded apparel for the Sydney 2000 Summer Olympic Games, and seeks damages for breach of contract. In February 2000, SOCOG counterclaimed, alleging wrongful termination of the Sponsorship Agreement by Reebok Limited. SOCOG has not specified the amount of damages it will claim; however the Company does not believe any adverse judgment will have a material adverse effect on its financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted during the fourth quarter of 1999 to a vote of security holders, through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Reebok's common stock is quoted on the New York Stock Exchange under the symbol RBK. At March 8, 2000 there were 6,630 record holders of the Company's common stock. The following table sets forth the quarterly high and low sales prices during 1999 and 1998:

                                                               1999             1998
                                                           ------------     ------------
QUARTER                                                    HIGH     LOW     HIGH     LOW
-------                                                    ----     ---     ----     ---
First....................................................   19 1/4  14 1/2   33 3/16 25 1/2
Second...................................................   22 3/4  15 3/4   32 1/2  27
Third....................................................   18 5/16 10 3/8   29 1/4  13 1/8
Fourth...................................................   11 1/8   7 7/8   18 1/2  12 9/16

ITEM 6.  SELECTED FINANCIAL DATA.

     The following selected financial data is qualified by reference to, and should be read in conjunction with, the financial statements, including the notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report.

     Amounts in thousands, except per share data.

                                                    YEAR ENDED DECEMBER 31,
                               ------------------------------------------------------------------
                                  1999          1998          1997          1996          1995
                               ----------    ----------    ----------    ----------    ----------
Net sales....................  $2,899,872    $3,224,592    $3,643,599    $3,478,604    $3,481,450
Income before income taxes
  and minority interest......      28,038        37,030       158,085       237,668       275,974
Net income...................      11,045        23,927       135,119       138,950       164,798
Net income excluding special
  charges....................      50,485        47,601       134,280       138,950       209,732
Basic earnings per share.....         .20           .42          2.41          2.06          2.10
Diluted earnings per share...         .20           .42          2.32          2.03          2.07
Dividends per common share...          --            --            --          .225          .300

                                                          DECEMBER 31,
                               ------------------------------------------------------------------
                                  1999          1998          1997          1996          1995
                               ----------    ----------    ----------    ----------    ----------
Working capital..............  $  619,215    $  820,277    $  887,367    $  946,127    $  900,922
Total assets.................   1,564,128     1,684,624     1,756,097     1,786,184     1,651,619
Long-term debt...............     370,302       554,432       639,355       854,099       254,178
Stockholders' equity.........     528,816       524,377       507,157       381,234       895,289

     Financial data for 1999 includes special charges of $39,440 after taxes, or $0.69 per diluted share, pertaining to restructuring activities in the Company's global operations and for the settlement of litigation.

     Financial data for 1998 includes special charges of $23,674 after taxes, or $0.42 per diluted share, in connection with the Company's various business re-engineering efforts and the restructuring or adjustment of certain underperforming marketing contracts.

     On June 7, 1996, Reebok completed the sale of substantially all of the operating assets and business of its subsidiary, Avia Group International, Inc. ("Avia"); accordingly, subsequent to that date, the operations of Avia are no longer included in the Company's financial results. 1997 results include an income tax benefit of $40,000, or $0.69 per diluted share, related to the conclusion in 1997 of outstanding tax matters associated with the sale of Avia. 1997 also includes total special charges of $39,161 after taxes, or $0.67 per diluted share, relating to restructuring activities in the Company's global operations.

     Financial data for 1995 includes total special charges of $44,934 after taxes, or $0.56 per diluted share, of which $33,699 relates to the sale of Avia and $11,235 relates to facilities consolidation, severance and other related costs associated with the streamlining of certain segments of the Company's operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     As discussed above, this Annual Report on Form 10-K, including the material in this Item 7, contains forward-looking statements which are subject to risks and uncertainties that could cause the Company's actual results to differ materially from those discussed in such forward-looking statements. For a more detailed discussion of such risks and uncertainties, refer to the section above entitled "ISSUES AND UNCERTAINTIES".

                             OPERATING RESULTS 1999

     Net sales for the year ended December 31, 1999 were $2.900 billion, a 10.1% decrease from the year ended December 31, 1998 sales of $3.225 billion. The Reebok Division's worldwide sales (including the sales of the Greg Norman Collection) were $2.369 billion in 1999, a 12.0% decrease from sales of $2.691 billion in 1998. U.S. footwear sales of the Reebok Brand decreased 13.5% to $919 million in 1999 from $1.062 billion in 1998. U.S. footwear sales in most categories declined. The Classics category declined partially as a result of the Company's effort to redefine its distribution strategy in anticipation of new Classic product extensions beginning in year 2000. During 2000, the Company will launch its Classic advertising campaign, as well as, add a premier and heritage collection to its existing Classics product offerings. U.S. apparel sales of the Reebok Brand decreased by 29.9% to $253.8 million from $362.2 million in 1998. During 1999, there has been general softness in the U.S. for branded athletic apparel. These market conditions, combined with the Company's efforts to strategically reposition the U.S. business by limiting distribution and eliminating many unprofitable product offerings, has had an adverse impact on U.S. apparel revenues. Sales of Greg Norman apparel also declined in the year. During 1999, the domestic golf and branded apparel market was promotional and overdistributed. For 2000, in an attempt to manage the Company's apparel operations profitably, this division will reduce the number of retail doors in which its products are carried. Also, beginning in 2000, Reebok golf footwear has been integrated with the Greg Norman Collection to create a more complete golf product line.

     International sales of the Reebok Division (including footwear and apparel) were $1.197 billion in 1999, a decrease of 5.5% from International sales of $1.267 billion in 1998. International sales were adversely impacted by start-up issues experienced in the Company's new Distribution and Shared Services Centers in Rotterdam and with various new software systems. The Company estimates that between $15-$20 million of the International sales decline can be directly attributable to these issues. Excluding the countries affected by the new software and distribution center, International sales increased slightly and sales in Europe were approximately the same as in 1998. Sales in Asia Pacific increased 10.6% when compared to 1998. Fluctuations in foreign currency exchange rates accounted for approximately a 1% decline in sales in 1999. Most of the Reebok Brand's International footwear categories declined during the year; however, the men's cross-training category had a sales increase. International apparel sales increased slightly.

     Rockport's sales for 1999 decreased by 5.6% to $435.0 million from $460.7 million in 1998. International revenues, which grew by 4.7%, accounted for approximately 24.2% of Rockport's sales in 1999 as compared to 21.8% in 1998. Domestic sales for the Rockport brand decreased by 9.2%. Domestically, sales decreased in most categories. Sales for many of the Rockport's core dress products for men have declined and Rockport will be updating and refreshing this line over the next year. Also, in 2000, Rockport will introduce a wider selection of DMX technology into many of its new products along with a new and improved "Millennium" fit. Most of these new products will debut at retail in the second half of 2000.

     Ralph Lauren Footwear had a sales increase of 31.1% in 1999 to $96.0 million from $73.2 million in 1998. During the fall of 1999, the "Lauren" line of women's footwear debuted at retail and in 2000 the RLF Division plans to introduce footwear complementing the Polo Jeans and Ralph Lauren Children's apparel categories. During 1999, the Company increased its advertising and marketing commitment for this division and will continue this investment through much of 2000.

     The Company's overall gross margin was 38.5% of sales for 1999, as compared to 36.8% for 1998, an increase of 170 basis points. The increase is primarily attributable to the strengthening of the Company's initial pricing margins due to manufacturing and sourcing efficiencies and to lower markdowns, cancellations and returns for the Reebok Brand.

     Selling, general and administrative expenses for the year ended December 31, 1999 were $971.9 million, or 33.5% of sales, as compared to $1.043 billion, or 32.4% of sales for 1998. While the Company's overall spending declined $71.3 million during 1999 as compared to 1998, spending as a percentage of sales increased slightly. During 1999, the Company incurred start-up expenses for the new Distribution and Shared Services Centers in Rotterdam as well as for its global information systems re-engineering efforts. These start-up expenses, many of which are redundant in nature, amounted to approximately $35.3 million for 1999. The Company has benefited from the various cost reduction programs initiated last year as all other selling, general and administrative expenses declined from last year's levels. Further, the implementation of the Company's new global software solution and further migration to the new Distribution Center has for the most part been postponed until 2001. The Company's intention is to limit its business risk from these initiatives during 2000 allowing the new software and distribution center to mature. For 2000, the Company's overall spending is planned to be at approximately the same level as 1999. Planned cost savings from the Company's restructuring activities and the reduction of start-up expenses in 2000 will be re-invested in marketing and other expenses to support all of the Company's brands.

     The financial results of 1999, included net special charges of $61.6 million ($39.4 million after-tax or $0.69 per diluted share). $38.0 million of the special charges relates to restructuring activities in the Company's global operations and $23.6 million to the settlement of litigation. The portion of the charges that is for restructuring relates primarily to personnel expenses for headcount reductions, asset valuation reserves and accruals related to the abandonment of certain activities. The business re-engineering will result in the elimination of approximately 600 full-time positions. The remainder of this portion of the charge is primarily for lease terminations and the write-down of assets held for sale or no longer in use. During the fourth quarter of 1999 approximately $2.0 million of the legal settlement was paid, with the balance payable during 2001. Approximately $46.0 million of the total charge will require cash payments.

     Details of the special charge activity are as follows:

                                                                                                 TERMINATION
                                                LEGAL      EMPLOYEE    FIXED ASSET   MARKETING    OF LEASES
                                    TOTAL     SETTLEMENT   SEVERANCE   WRITE-DOWNS   CONTRACTS    AND OTHER
                                   --------   ----------   ---------   -----------   ---------   -----------
1997 Charge......................  $ 58,161    $           $  9,200      $16,500     $ 25,000      $ 7,461
1997 Utilization.................   (11,100)                   (800)      (9,600)                     (700)
                                   --------    -------     --------      -------     --------      -------
Balance, December 31, 1997.......    47,061                   8,400        6,900       25,000        6,761
1998 Charge......................    35,000                  14,798                    18,476        1,726
1998 Utilization.................   (51,763)                (15,983)      (1,134)     (28,734)      (5,912)
                                   --------    -------     --------      -------     --------      -------
Balance, December 31, 1998.......    30,298                   7,215        5,766       14,742        2,575
1999 Charge......................    64,125     23,625       20,283       16,104                     4,113
Change in estimates..............    (2,500)                              (2,500)
1999 Utilization.................   (26,366)    (2,201)      (8,581)      (3,836)      (5,651)      (6,097)
                                   --------    -------     --------      -------     --------      -------
Balance, December 31, 1999.......  $ 65,557    $21,424     $ 18,917      $15,534     $  9,091      $   591
                                   ========    =======     ========      =======     ========      =======

     Interest expense decreased in 1999 as compared to 1998 as a result of strong cash flow generation and debt repayments. Other expense was $8.6 million for the twelve months, a decline of $10.5 million from last year. The 1998 amount includes the Company's write-down of its investment in its Brazilian joint venture and losses due to currency devaluation in Russia.

     The effective income tax rate was 36.0% for 1999 as compared to 32.2% for 1998. Looking forward, dependent on the geographic mix of earnings in 2000, the Company expects that the full year 2000 rate will be approximately 37.5% based on current estimates. However, the rate could fluctuate from quarter to quarter depending on where the Company earns income geographically, and, if the Company incurs non-benefitable losses in certain economically troubled regions, the rate could increase further.

     At December 31, 1999, the Company had recorded net deferred tax assets of $132.0 million, of which $65.6 million is attributable to the expected utilization of tax net operating loss carryforwards. The remainder, $66.4 million, is attributable to tax credit carryforwards and the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Although realization is not assured, management believes it is more likely than not that the net deferred tax assets will be realized. The estimate of future taxable income relates to operations of the Company which have, in the past, generated a level of taxable income in excess of amounts of future taxable income necessary to realize the deferred tax assets. In addition, the Company has tax planning strategies which can utilize a portion of the tax net operating loss carryforwards and thereby reduce the likelihood that they will expire unused. However, if the Company's estimates of future taxable income are not realized in the near-term, the net carrying value of the deferred tax assets could be reduced thereby impacting future net income.

                             OPERATING RESULTS 1998

     Net sales for the year ended December 31, 1998 were $3.225 billion, an 11.5% decrease from the year ended December 31, 1997 sales of $3.644 billion. The Reebok Division's worldwide sales (including the sales of the Greg Norman Collection) were $2.691 billion in 1998, a 14.1% decrease from sales of $3.131 billion in 1997. U.S. footwear sales of the Reebok Brand decreased 13.6% to $1.062 billion in 1998 from $1.229 billion in 1997. U.S. footwear sales of the Reebok Brand were adversely impacted by over-capacity in the market due to significant retail expansion during a period of softening consumer demand. This resulted in inventory backups and heavy promotional activity to move the excess quantities.

     Despite the sales decline, U.S. footwear sales of the Reebok Brand generated a 44% sales increase in its running category and increases in its kids and outdoor categories as compared with 1997. U.S. footwear sales in other categories declined in 1998. U.S. apparel sales of the Reebok Brand decreased by 16.1% to $362.2 million from $431.9 million in 1997. Increased sales of apparel in the Company's retail outlet stores and its Greg Norman Collection were more than offset by declines in Reebok branded and licensed apparel. The Company is in the process of repositioning the Reebok U.S. apparel business by upgrading its product offerings and exiting many of its unprofitable licensed apparel contracts. International sales of the Reebok Division (including footwear and apparel) were $1.267 billion in 1998, a decrease of 13.8% from International sales of $1.471 billion in 1997. The European region reported a sales increase during 1998, whereas all other International regions reported sales declines. The Company's sales performance was adversely affected by economic conditions in Asia Pacific, Latin America and Russia. As compared to 1997, sales in Asia Pacific declined 47% or approximately $150 million for the year and footwear sales to unconsolidated Latin American distributors declined by 50% or approximately $60 million.

     During 1998, operations in Latin America, Asia Pacific and Russia negatively impacted the Company's earnings by approximately $50.0 million on a pre-tax basis, as compared to 1997. Another factor affecting International sales comparisons is currency, particularly in Russia and Asia Pacific. Fluctuations in foreign currency exchange rates accounted for approximately a 3% decline in sales in 1998. Most of the Reebok Division's International footwear categories declined during the year, however, the classic and kids categories had sales increases.

     Rockport's sales for 1998 (including sales of Ralph Lauren Footwear) increased by 4.2% to $533.9 million from $512.5 million in 1997. International revenues, which grew by 8.2%, accounted for approximately 20.0% of Rockport's sales (excluding sales of Ralph Lauren Footwear) in both 1998 and 1997. Increased sales in the walking, outdoor and men's categories were partially offset by decreased sales in the women's category. The Company has been strategically repositioning its Rockport women's products in an effort to expand that segment of the business. For 1998, women's products represented only 20% of Rockport's sales. During 1998, Rockport expanded its branded retail presence by opening a number of shop-in-shop and retail concept areas. Ralph Lauren Footwear had a sales increase of 15.0% in 1998 as compared to 1997, with all of the increase coming from the Polo Sport segment.

     The Company's overall gross margin for 1998 was 36.8% of sales which is comparable to the 1997 rate of 37.0%. During the second half of 1998, U.S. footwear pricing margins for the Reebok Brand were restored to levels that the Company was achieving prior to the introduction of its technology products, which is an improvement over 1997. This was the result of manufacturing efficiencies the Company achieved with technology products and from sourcing changes initiated to take advantage of currency opportunities in the Far East. This improvement was offset by a greater percentage of the Company's business being off-price due to the promotional activity in the market. International margins were adversely affected by the strong U.S. dollar.

     Selling, general and administrative expenses for the year ended December 31, 1998 were $1.043 billion, or 32.4% of sales, as compared to $1.069 billion, or 29.4% of sales for 1997. While overall spending declined, the increased spending as a percentage of sales was attributable to additional expansion of retail presence for all of the Company's brands and investments in research, design, development and production. Also included in 1998 results were severance expenses relating to the reorganization of certain business units and start-up expenses for the Company's new Rotterdam Distribution Center and Shared Services Center and global information system re-engineering efforts. These start-up expenses, many of which are redundant in nature, amounted to approximately $43.5 million for 1998. Of this amount, $34.1 million was included in selling, general and administrative expenses and $9.4 million was included in cost of sales. The Company expects to incur additional start-up expenses during most of 1999 or until such time as these business re-engineering efforts are fully implemented. The Company benefited from the various cost reduction programs initiated in 1997 year, as all other selling, general and administrative expenses declined from 1997 levels.

     In the first quarter of 1998, the Company recorded a pre-tax special charge of $35.0 million, amounting to approximately $23.7 million after taxes or $0.42 per diluted share, relating to restructuring activities in the Company's global operations. The charge included personnel-related expenses and other charges associated with certain underperforming marketing contracts. The business re-engineering should enable the Company to achieve greater operating efficiencies. The underperforming marketing contracts were terminated or restructured to focus the Company's spending on those key athletes and teams who are more closely aligned with its core brand positioning.

     Interest expense decreased in 1998 as compared to 1997 as a result of debt repayments. Other expense was $19.2 million for the twelve months, an increase of $13.0 million from last year. This increase is primarily due to the currency devaluation in Russia and the Company's write-down of its investment in its Brazilian joint venture.

     The effective income tax rate was 32.2% for 1998 as compared to 33.2% for 1997 (exclusive of certain one-time tax benefits received in 1997).

                              REEBOK BRAND BACKLOG

     The Reebok Brand backlog (including Greg Norman Collection apparel) of open customer orders scheduled for delivery during the period from January 1, 2000 through June 30, 2000 declined 5.0% as compared to the same period last year. North American backlog for the Reebok Brand, which includes the U.S. and Canada, decreased 5.5% and the International backlog decreased 4.3% but increased 6.1% in constant dollars. Reebok U.S. footwear backlog decreased 1.2% and Reebok U.S. apparel backlog (including Greg Norman Collection apparel) decreased 25.1% as compared to the same period last year. These open backlog comparisons are not necessarily indicative of future sales trends. Many orders are cancelable, sales by Company-owned retail stores can vary from year-to-year, many markets in Latin America and Asia Pacific are not included in the open orders since sales are made by independent distributors and the ratio of orders booked early to at-once shipments can vary from period to period.

                        LIQUIDITY AND SOURCES OF CAPITAL

     Working capital was $619.2 million at December 31, 1999 and $820.3 million at December 31, 1998. The 1999 classification to a current liability of the $100.0 million medium-term note due in May 2000 resulted in a portion of the working capital reduction. The current ratio at December 31, 1999 was 2.0 to 1 compared to 2.5 to 1 at December 31, 1998.

     Accounts receivable decreased by $100.4 million from December 31, 1998, a decrease of 19.4%. The decrease is partially due to the sales decline and partially due to an improvement in average days sales outstanding in the U.S. receivables as compared to last year. Inventory decreased by $120.6 million, or 22.5% from December 31, 1998. U.S. footwear inventories of the Reebok Brand decreased 38.5% at year-end as compared to 1998, Reebok U.S. apparel inventories were down 52.2%, International inventories declined 19.6% and Rockport inventories declined 31.9%.

     During the year ended December 31, 1999, cash and cash equivalents increased $101.7 million and net debt repayments were $107.3 million. Cash provided by operations during 1999 was $281.6 million, as compared to cash provided by operations of $151.8 million during 1998, a $129.8 million improvement despite lower earnings. The change in operating cash flow year-to-year is attributable to improved inventory management practices and improved cash collections on receivables in the U.S. Cash generated from operations, together with the Company's existing credit lines and other financial resources, is expected to adequately finance the Company's planned 2000 cash requirements. However, the Company's actual experience may differ from the expectations set forth in the preceding sentence. Factors that might lead to a difference include, but are not limited to, the matters discussed in this Annual Report on Form 10-K under the heading "ISSUES AND UNCERTAINTIES," as well as future events that might have the effect of reducing the Company's available cash balances (such as unexpected operating losses or increased capital or other expenditures, as well as increases in the Company's inventory or accounts receivable), or future events that might reduce or eliminate the availability of external financial resources.

                 IMPACT OF YEAR 2000 AND IMPLEMENTATION OF SAP

     As part of its strategic information systems plan, the Company has installed the SAP system in some of its business units, as well as in certain other functional areas. These units experienced certain technical difficulties with the system resulting in processing delays and selected integrity of information issues. The Company, together with its software partner, has substantially remedied these deficiencies. However, because of the technical difficulties with the SAP system and the delays resulting therefrom, the Company postponed full implementation of the SAP system. The Company had initially planned to address the year 2000 issue through the implementation of SAP. The Company instead proceeded with its contingency plan and modified existing software to make it year 2000 compliant. These remediation efforts were substantially completed during the fourth quarter of 1999. The costs of such modifications were not material.

     Since the Company is no longer under an accelerated timetable to implement SAP as a Year 2000 solution, the Company has re-evaluated its implementation schedule and postponed most new conversions to SAP until 2001. This should substantially reduce the Company's business risks and allow the Company to better manage the investments in this project over the short-term. The Company expects that the total costs of converting to the global SAP system will be approximately $75 million, of which approximately $60 million has been spent to date. Capitalized costs which are included in this estimate are expected to be approximately $30 million. The Company did not incur significant year 2000 related costs on behalf of its suppliers, customers or other third parties.

     The Company is not aware of any material Year 2000 issues either internally or from outside sources. However, since it may take several additional months before it is known whether the Company or third party suppliers, vendors or customers may have undergone year 2000 problems, no assurances can be given that the Company will not experience losses or disruptions due to year 2000 computer related problems. The Company will continue to monitor its business critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent year 2000 matters that may arise are addressed promptly.

                                 CONTINGENCIES

     As with its international sales operations, the Company's footwear and apparel production operations are subject to the usual risks of doing business abroad, such as import duties, quotas and other threats to free trade, foreign currency fluctuations and restrictions, labor unrest and political instability, as more fully described below in the section entitled "TRADE POLICY." The Company believes that it has the ability to develop, over time, adequate substitute sources of supply for the products obtained from present foreign suppliers. If, however, events should prevent the Company from acquiring products from its suppliers in China, Indonesia, Thailand or the Philippines, or significantly increase the cost to the Company of such products, the Company's operations could be seriously disrupted until alternative suppliers were found, with a significant negative financial impact.

     For several years, imports from China to the United States, including footwear, have been threatened with higher or prohibitive tariff rates, either through statutory action or intervention by the Executive Branch, due to concern over China's trade policies, human rights, foreign weapons sales practices and its foreign policy. Further debate on these issues is expected to continue in 2000, a year in which two major developments may occur. First, it is possible that China will be admitted to the WTO, which would reduce the likelihood of future trade restrictions on China-sourced products by the United States and other nations. Second, it is also possible that the United States will grant China permanent Normal Trade Relations status, which would eliminate the annual review process regarding trade status and further reduce the likelihood of future trade restrictions on China-sourced products by the United States. Whether or not China is admitted to the WTO and/or granted Normal Trade Relations status, the Company does not currently anticipate that restrictions on imports from China will be imposed by the United States during 2000. If adverse action is taken with respect to imports from China, it could have an adverse effect on some or all of the Company's product lines, which could result in a negative financial impact. The Company has put in place contingency plans which should allow it to diversify some of its sourcing to countries other than China if any such adverse action occurred. In addition, the Company does not believe that it would be more negatively impacted by any such adverse action than its major competitors. The actual effect of any such action will, however, depend on a number of factors, including how reliant the Company, as compared to its competitors, is on production in China and the effectiveness of the contingency plans put in place.

     The EU imposed import quotas on certain footwear from China in 1994. The effect of such quota scheme on Reebok has not been significant because the quota scheme provides an exemption for certain higher-priced special technology athletic footwear, which exemption is available for most Reebok products and some Rockport products. The EU continues to review the athletic footwear exemption which applies to both the quota scheme and antidumping duties discussed below. The Company, through relevant trade associations, is working to prevent imposition of a more limited athletic footwear exception. Should revisions be adopted narrowing such exemption, certain of the Company's product lines could be affected adversely, although the Company does not expect that its products would be more severely affected than those of its major competitors.

     In addition to the quotas on China-sourced footwear, the EU has imposed antidumping duties against certain textile upper footwear from China and Indonesia. A broad exemption from the dumping duties is provided for athletic textile footwear which covers most Reebok models. If the athletic footwear exemption remains in its current form, few Reebok product lines will be affected by the duties; however, Rockport products would be subject to these duties. Nevertheless, the Company believes that those Reebok and Rockport products affected by the duties can generally be sourced from other countries not subject to such duties. If, however, the Company were unable to implement such alternative sourcing arrangements, certain of its product lines could be adversely affected by these duties.

     The EU also has imposed antidumping duties on certain leather upper footwear from China, Thailand and Indonesia. These duties apply only to low-cost footwear, below the import prices of most Reebok and Rockport products. Thus the Company's products have not been significantly impacted by such duties.

     The EU continues to expand the list of restricted substances in consumer products. As individual EU Member States initiate enforcement of these EU Directives, the Company is taking aggressive steps to ensure that its suppliers and factories are in full compliance with EU Directives in accordance with the contractual terms of their agreements. Despite these efforts, from time to time the Company may have some product already in the distribution chain which does not comply with the most recent EU Directives. This could cause some disruption to the delivery of product to the market. As a result, it may be necessary to substitute styles, to delay deliveries or even to forego sales. The Company believes that its major competitors are similarly impacted by these EU restrictions.

     The Company is also aware of possible consumer rejection of products containing substances not restricted by the EU or any Member State for environmental, health and human rights concerns. Such consumer action, and the response of retailers, could disrupt Company distribution and cause withdrawal of the product from the market, which would substantially impact the Company's sales of those specific products. To date the Company has not encountered rejection on any of its products, but is aware of such consumer action against certain competitors' products, which has lead to the voluntary recall of such products. While it is impossible to predict such consumer action, the Company is closely monitoring the demands of non-governmental organizations active in Europe. The Company believes that it is no more exposed to such adverse action than its major competitors.

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

     Lawsuits arise during the normal course of business. The Company does not expect the outcome of any existing litigation to have a significant impact on its financial position or future results of operations.

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

     The Company also uses forward currency exchange contracts and options to hedge significant intercompany assets and liabilities denominated in other than the functional currency. Contracts used to hedge intercompany balances are marked to market and the resulting transaction gain or loss is included in the determination of net income.

     Foreign currency losses realized from settlements of transactions included in net income for the years ended December 31, 1999, 1998 and 1997 were $10.0 million, $12.0 million and $8.1 million, respectively. The Company has used forward exchange contracts and options as an element of its risk management strategy for several years.

     At December 31, 1999, the Company had forward currency exchange contracts and options, all having maturities of less than one year, with a notional amount aggregating $194.4 million. The contracts involved fifteen different foreign currencies. The Euro currency represented 31% of the aggregate notional amount. The notional amount of the contracts intended to hedge merchandise purchases was $98.5 million. Deferred gains (losses) on these contracts were not material at December 31, 1999 or 1998.

     The Company uses interest rate swap agreements to manage its exposure to interest rate movements by effectively converting a portion of its variable rate long-term debt from floating to fixed rates. These agreements are also used to manage interest rate exposure under the Company's Rotterdam Distribution Center lease. These agreements involve the exchange of variable rate payments for fixed rate payments without the effect of leverage and without the exchange of the underlying principal amount. Interest rate differentials paid or received under these swap agreements are recognized over the life of the contracts as adjustments to interest expense or rent expense. At December 31, 1999, the notional amount of interest rate swaps outstanding was $227.0 million. Interest expense in 1999, 1998 and 1997 would not have been materially different if these swap agreements had not been used.

     Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, accounts receivable and hedging instruments. The Company places cash equivalents with high credit major financial institutions and, by policy, limits the amount of credit exposure to any one financial institution. Credit risk on trade receivables is somewhat minimized as a result of the Company's worldwide customer base and the fact that no one customer represents 10% or more of the Company's net sales.

     The Company is exposed to credit-related losses in the event of non-performance by counterparties to hedging instruments. The counterparties to these contracts are major financial institutions. The Company continually monitors its positions and the credit ratings of its counterparties and places dollar and term limits on the amount of contracts it enters into with any one party.

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

     The Company's objective in managing its exposure to interest rate changes is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve these objectives, the Company primarily uses interest rate swaps to manage net exposure to interest rate changes related to its portfolio of borrowings. The Company maintains fixed rate debt as a percentage of its net debt between a minimum and maximum percentage, which is set by policy, or as may be required by certain loan agreements.

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

     The Company prepared a sensitivity analysis of its financial instruments to determine the impact of hypothetical changes in interest rates and foreign currency exchange rates on the Company's results of operations, cash flows, and the fair value of its financial instruments. The interest rate analysis assumed a 100 basis point adverse change in interest rates of all financial instruments. The foreign currency rate analysis assumed that each foreign currency rate would change by 10% in the same direction relative to the U.S. dollar on all financial instruments. Based on the results of these analyses of the Company's financial instruments, a 100 basis point adverse change in interest rates from year-end 1999 levels would reduce the fair value of the interest rate swaps by $1.5 million and a 10% adverse change in foreign currency rates would reduce the fair value of the forward currency exchange contracts and options by $9.4 million. In addition, a 100 basis point increase in interest rates from year-end 1999 levels would increase interest expense on floating rate debt (net of hedges) by $1.5 million.

     In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), which the Company is required by FASB's Statement No. 137 to adopt for fiscal year 2001. SFAS 133 requires the Company to record all derivatives on the balance sheet at fair value. Changes in derivative fair values will either be recognized in earnings as offsets to the changes in fair value of related hedged assets, liabilities and firm commitments or, for forecasted transactions, deferred and recorded as a component of other stockholders' equity until the hedged transactions occur and are recognized in earnings. The ineffective portion of a hedging derivative's change in fair value will be immediately recognized in earnings. The impact of SFAS 133 on the Company's financial statements will depend on a variety of factors, including future interpretative guidance from the FASB, the future level of forecasted and actual foreign currency transactions, the extent of the Company's hedging activities, the types of hedging instruments used and the effectiveness of such instruments. However, the Company does not believe the effect of adopting SFAS 133 will be material to its financial position.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                         INDEX TO FINANCIAL STATEMENTS

Consolidated Balance Sheets as of December 31, 1999 and
  1998......................................................   34
Consolidated Statements of Income for the years ended
  December 31, 1999, 1998 and 1997..........................   35
Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 1999, 1998 and 1997..............   36
Consolidated Statements of Cash Flows for the years ended
  December 31, 1999, 1998 and 1997..........................   37
Notes to Consolidated Financial Statements..................   38
Report of Independent Auditors..............................   52
Report of Management........................................   53

                           REEBOK INTERNATIONAL LTD.

                          CONSOLIDATED BALANCE SHEETS

                                                                    DECEMBER 31
                                                              ------------------------
                                                                 1999          1998
                                                              ----------    ----------
                                                               (AMOUNTS IN THOUSANDS,
                                                                 EXCEPT SHARE DATA)
ASSETS
Current assets:
  Cash and cash equivalents.................................  $  281,744    $  180,070
  Accounts receivable, net of allowance for doubtful
     accounts
     (1999, $46,217; 1998, $47,383).........................     417,404       517,830
  Inventory.................................................     414,616       535,168
  Deferred income taxes.....................................      88,127        79,484
  Prepaid expenses and other current assets.................      41,227        50,309
                                                              ----------    ----------
          Total current assets..............................   1,243,118     1,362,861
                                                              ----------    ----------

Property and equipment, net.................................     178,111       172,585
Other non-current assets:
  Intangibles, net of amortization..........................      68,892        68,648
  Deferred income taxes.....................................      43,868        43,147
  Other.....................................................      30,139        37,383
                                                              ----------    ----------
                                                                 142,899       149,178
                                                              ----------    ----------
          Total Assets......................................  $1,564,128    $1,684,624
                                                              ==========    ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable to banks....................................  $   27,614    $   48,070
  Current portion of long-term debt.........................     185,167        86,640
  Accounts payable..........................................     153,998       203,144
  Accrued expenses..........................................     248,822       177,133
  Income taxes payable......................................       8,302        27,597
                                                              ----------    ----------
          Total current liabilities.........................     623,903       542,584
                                                              ----------    ----------

Long-term debt, net of current portion......................     370,302       554,432
Minority interest and other long-term liabilities...........      41,107        46,672
Commitments and contingencies
Outstanding redemption value of equity put options..........                    16,559
Stockholders' equity:
  Common stock, par value $.01; authorized 250,000,000
     shares;
     issued shares 92,985,737 in 1999; 93,306,642 shares in
     1998...................................................         930           933
  Retained earnings.........................................   1,170,885     1,156,739
  Less 36,716,227 shares in treasury at cost................    (617,620)     (617,620)
  Unearned compensation.....................................                       (26)
  Accumulated other comprehensive income (expense)..........     (25,379)      (15,649)
                                                              ----------    ----------
                                                                 528,816       524,377
                                                              ----------    ----------
          Total Liabilities and Stockholders' Equity........  $1,564,128    $1,684,624
                                                              ==========    ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                           REEBOK INTERNATIONAL LTD.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                     YEAR ENDED DECEMBER 31
                                                         -----------------------------------------------
                                                             1999             1998             1997
                                                         -------------    -------------    -------------
                                                          (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales..............................................   $2,899,872       $3,224,592       $3,643,599
Other income (expense).................................       (8,635)         (19,167)          (6,158)
                                                          ----------       ----------       ----------
                                                           2,891,237        3,205,425        3,637,441
                                                          ----------       ----------       ----------
Costs and expenses:
  Cost of sales........................................    1,783,914        2,037,465        2,294,049
  Selling, general and administrative expenses.........      971,945        1,043,199        1,069,433
  Special charges......................................       61,625           35,000           58,161
  Amortization of intangibles..........................        5,183            3,432            4,157
  Interest expense.....................................       49,691           60,671           64,366
  Interest income......................................       (9,159)         (11,372)         (10,810)
                                                          ----------       ----------       ----------
                                                           2,863,199        3,168,395        3,479,356
                                                          ----------       ----------       ----------

Income before income taxes and minority interest.......       28,038           37,030          158,085
Income taxes...........................................       10,093           11,925           12,490
                                                          ----------       ----------       ----------
Income before minority interest........................       17,945           25,105          145,595
Minority interest......................................        6,900            1,178           10,476
                                                          ----------       ----------       ----------
Net income.............................................   $   11,045       $   23,927       $  135,119
                                                          ==========       ==========       ==========
Basic earnings per share...............................   $      .20       $      .42       $     2.41
                                                          ==========       ==========       ==========
Diluted earnings per share.............................   $      .20       $      .42       $     2.32
                                                          ==========       ==========       ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                           REEBOK INTERNATIONAL LTD.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                                     ACCUMULATED
                                                                                                                        OTHER
                                                              COMMON                                                COMPREHENSIVE
                                                              STOCK          RETAINED    TREASURY      UNEARNED        INCOME
                                   SHARES      TOTAL     (PAR VALUE $.01)    EARNINGS      STOCK     COMPENSATION     (EXPENSE)
                                 ----------   --------   ----------------   ----------   ---------   ------------   -------------
                                                                  (DOLLAR AMOUNTS IN THOUSANDS)
Balance, December 31, 1996.....  92,556,295   $381,234         $926         $  992,563   $(617,620)     $(283)        $  5,648
                                 ----------   --------         ----         ----------   ---------      -----         --------
Comprehensive income:
 Net income....................                135,119                         135,119
 Adjustment for foreign
   currency translation........                (26,933)                                                                (26,933)
                                              --------
   Comprehensive income........                108,186
 Issuance of shares to certain
   employees...................       9,532                                        431                   (431)
 Amortization of unearned
   compensation................                    566                                                    566
 Shares repurchased and
   retired.....................        (313)         8                                                      8
 Shares issued under employee
   stock purchase plans........     151,210      4,363            1              4,362
 Shares issued upon exercise of
   stock options...............     399,111     10,044            4             10,040
 Income tax reductions relating
   to exercise of stock
   options.....................                  2,756                           2,756
                                 ----------   --------         ----         ----------   ---------      -----         --------
Balance, December 31, 1997.....  93,115,835    507,157          931          1,145,271    (617,620)      (140)         (21,285)
                                 ----------   --------         ----         ----------   ---------      -----         --------
Comprehensive income:
 Net income....................                 23,927                          23,927
 Adjustment for foreign
   currency translation........                  5,636                                                                   5,636
                                              --------
   Comprehensive income........                 29,563
 Issuance of shares to certain
   employees...................      14,704                                        458                   (458)
 Amortization of unearned
   compensation................                    387                                                    387
 Shares repurchased and
   retired.....................    (114,920)    (3,181)          (1)            (3,365)                   185
 Shares issued under employee
   stock purchase plans........     223,583      3,821            2              3,819
 Shares issued upon exercise of
   stock options...............      67,440      1,187            1              1,186
 Put option contracts
   outstanding.................                (16,559)                        (16,559)
 Premium received from
   unexercised equity put
   options.....................                  2,002                           2,002
                                 ----------   --------         ----         ----------   ---------      -----         --------
Balance, December 31, 1998.....  93,306,642    524,377          933          1,156,739    (617,620)       (26)         (15,649)
                                 ----------   --------         ----         ----------   ---------      -----         --------
Comprehensive income:
 Net income....................                 11,045                          11,045
 Adjustment for foreign
   currency translation........                 (9,730)                                                                 (9,730)
                                              --------
   Comprehensive income........                  1,315
 Issuance of shares to certain
   employees...................       4,449                                        116                   (116)
 Amortization of unearned
   compensation................                    142                                                    142
 Shares repurchased pursuant to
   equity put options..........    (625,000)         0           (6)                 6
 Shares issued under employee
   stock purchase plans........     292,432      2,885            3              2,882
 Shares issued upon exercise of
   stock options...............       7,214         97                              97
                                 ----------   --------         ----         ----------   ---------      -----         --------
Balance, December 31, 1999.....  92,985,737   $528,816         $930         $1,170,885   $(617,620)     $  (0)        $(25,379)
                                 ==========   ========         ====         ==========   =========      =====         ========

     The accompanying notes are an integral part of the consolidated financial statements.

                           REEBOK INTERNATIONAL LTD.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                YEAR ENDED DECEMBER 31
                                                          -----------------------------------
                                                            1999         1998         1997
                                                          ---------    ---------    ---------
                                                                (AMOUNTS IN THOUSANDS)
Cash flows from operating activities:
  Net income............................................  $  11,045    $  23,927    $ 135,119
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization......................     48,643       48,017       47,423
     Minority interest..................................      6,900        1,178       10,476
     Deferred income taxes..............................     (9,364)     (28,074)     (17,285)
     Special charges....................................     61,625       35,000       58,161
     Changes in operating assets and liabilities:
       Accounts receivable..............................     85,698       63,951      (13,915)
       Inventory........................................    109,381       39,134      (47,937)
       Prepaid expenses and other.......................      5,986        8,626       (4,155)
       Accounts payable and accrued expenses............    (18,338)     (65,616)      18,295
       Income taxes payable.............................    (19,951)      25,634      (59,257)
                                                          ---------    ---------    ---------
  Total adjustments.....................................    270,580      127,850       (8,194)
                                                          ---------    ---------    ---------
Net cash provided by operating activities:                  281,625      151,777      126,925
                                                          ---------    ---------    ---------
Cash flows from investing activity:
  Payments to acquire property and equipment............    (51,197)     (53,616)     (23,910)
                                                          ---------    ---------    ---------
Net cash used for investing activity....................    (51,197)     (53,616)     (23,910)
                                                          ---------    ---------    ---------
Cash flows from financing activities:
  Net borrowings (repayments) of notes payable to
     banks..............................................    (22,269)       2,048       27,296
  Repayments of long-term debt..........................    (85,020)    (121,016)    (156,966)
  Proceeds from issuance of common stock to employees...      2,982        5,008       17,163
  Proceeds from premium on equity put options...........                   2,002
  Dividends to minority shareholders....................    (17,966)      (6,649)      (3,900)
  Repurchases of common stock...........................    (16,559)      (3,366)
                                                          ---------    ---------    ---------
Net cash used for financing activities..................   (138,832)    (121,973)    (116,407)
                                                          ---------    ---------    ---------
Effect of exchange rate changes on cash.................     10,078       (5,884)      (9,207)
                                                          ---------    ---------    ---------
Net increase (decrease) in cash and cash equivalents....    101,674      (29,696)     (22,599)
Cash and cash equivalents at beginning of year..........    180,070      209,766      232,365
                                                          ---------    ---------    ---------
Cash and cash equivalents at end of year................  $ 281,744    $ 180,070    $ 209,766
                                                          =========    =========    =========
Supplemental disclosures of cash flow information:
  Interest paid.........................................  $  43,620    $  58,224    $  59,683
  Income taxes paid.....................................     35,147       26,068      115,985

   The accompanying notes are an integral part of the consolidated financial statements.

                           REEBOK INTERNATIONAL LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Business Activity

     The Company and its subsidiaries design and market sports and fitness products, including footwear and apparel, as well as footwear and apparel for non-athletic "casual" use, under various trademarks, including REEBOK, the GREG NORMAN Logo, ROCKPORT and footwear under RALPH LAUREN and POLO SPORT.

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

  Advertising

     Advertising production costs are expensed the first time the advertisement is run. Media (TV and print) placement costs are expensed in the month the advertising appears. Advertising expense (including cooperative advertising) amounted to $106,439, $143,471, and $164,870 for the years ended December 31, 1999, 1998 and 1997, respectively.

  Research and Development

     Product research, development and evaluation expenses amounted to approximately $55,404, $65,717, and $62,411 for the years ended December 31, 1999, 1998 and 1997, respectively.

  Accounting for Stock-Based Compensation

     The Company accounts for its stock-based plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and provides pro forma disclosures of the compensation expense determined under the fair value provisions of Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation."

  Cash Equivalents

     Cash equivalents are defined as highly liquid investments with maturities of three months or less at date of purchase.

  Inventory Valuation

     Inventory, substantially all finished goods, is recorded at the lower of cost (first-in, first-out method) or market.

                           REEBOK INTERNATIONAL LTD.

  Property and equipment and depreciation

     Property and equipment are stated at cost. Depreciation is computed principally on the straight line method over the assets' estimated lives. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful lives of the assets.

  Intangibles

     Excess purchase price over the fair value of assets acquired is amortized using the straight-line method over periods ranging from 5 to 40 years. Other intangibles are amortized using the straight line method over periods ranging from 3 to 40 years. Intangibles are reviewed by the Company for potential impairment periodically to determine if the carrying value exceeds fair value.

  Foreign Currency Translation

     Assets and liabilities of most of the Company's foreign subsidiaries are translated at current exchange rates. Revenues, costs and expenses are translated at the average exchange rates for the period. Translation adjustments resulting from changes in exchange rates are reported as a component of comprehensive income. The cumulative translation adjustment at December 31, 1999, 1998 and 1997 was ($25,379), ($15,649), and ($21,285), respectively. Other foreign currency transaction gains and losses are included in the determination of net income.

     For those foreign subsidiaries operating in a highly inflationary economy or having the U.S. dollar as their functional currency, net nonmonetary assets are translated at historical rates and net monetary assets are translated at current rates. Translation adjustments are included in the determination of net income.

  Income Taxes

     The Company accounts for income taxes in accordance with the liability method. Tax provisions and credits are recorded at statutory rates for taxable items included in the consolidated statements of income regardless of the period for which such items are reported for tax purposes. Deferred income taxes are recognized for temporary differences between financial statement and income tax bases of assets and liabilities.

  Recently Issued Accounting Standards

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("Statement 133"). Statement 133 will require the Company to record all derivatives on the balance sheet at fair value. For derivatives that are hedges, changes in the fair value of derivatives will be offset by changes in the underlying hedged item in earnings in the same period. In June 1999, the Financial Accounting Standards Board delayed the effective date of Statement 133 to the first quarter of fiscal years beginning after June 15, 2000. The Company intends to adopt Statement 133 on January 1, 2001.

     Management of the Company does not expect the adoption of this standard to have a material impact on the Company's financial position or results from operations.

  Reclassification

     Certain amounts in prior years have been reclassified to conform to the 1999 presentation.

                           REEBOK INTERNATIONAL LTD.

2 SPECIAL CHARGES

     The 1999 financial results include net special charges of $61,625 ($39,440 after-tax or $0.69 per diluted share); $38,000 of the special charge relates to restructuring activities in the Company's global operations and $23,625 to the settlement of litigation.

     The portion of the charge that is for restructuring relates primarily to personnel expenses for headcount reductions, asset valuation reserves and accruals related to the abandonment of certain activities. The business re-engineering will result in the elimination of approximately 600 full-time positions. The remainder of this portion of the charge is primarily for lease terminations and the write-down of assets held for sale or no longer in use. During the fourth quarter approximately $2,000 of the legal settlement was paid, with the balance payable during 2001. Approximately $46,000 of the charge will require cash payments.

     In the first quarter of 1998, the Company recorded a special charge of $35,000 ($23,674 after tax, or $0.42 per diluted share) in connection with the Company's ongoing business re-engineering efforts. The charge was for personnel related expenses and certain other charges associated with the restructuring or adjustment of underperforming marketing contracts. The business re-engineering resulted in the termination of approximately 485 full-time positions. The underperforming marketing contracts have been terminated or restructured to focus the Company's spending on those key athletes and teams who are more closely aligned with its brand positioning. The charge consists of certain one-time expenses, substantially all of which were or will be cash payments.

     The financial results for 1997 include special charges of $58,161 ($39,161 after tax or $0.67 per diluted share) relating to restructuring activities in the Company's global operations. The restructuring charge relates to facilities consolidation and elimination, asset write-downs, personnel related expenses and the termination or restructuring of certain underperforming marketing contracts that no longer reflect the Company's brand positioning. The restructuring activities include reducing the number of European warehouses; establishing a Shared Services Center that will centralize European administrative operations; and implementing a global management information system. The charge covers certain one-time costs, of which approximately $40,000 will be cash payments.

     Details of the special charge activity are as follows:

                                                                                                 TERMINATION
                                                LEGAL      EMPLOYEE    FIXED ASSET   MARKETING    OF LEASES
                                    TOTAL     SETTLEMENT   SEVERANCE   WRITE-DOWNS   CONTRACTS    AND OTHER
                                   --------   ----------   ---------   -----------   ---------   -----------
1997 Charge......................  $ 58,161    $           $  9,200      $16,500     $ 25,000      $ 7,461
1997 Utilization.................   (11,100)                   (800)      (9,600)                     (700)
                                   --------    -------     --------      -------     --------      -------
Balance, December 31, 1997.......    47,061                   8,400        6,900       25,000        6,761
1998 Charge......................    35,000                  14,798                    18,476        1,726
1998 Utilization.................   (51,763)                (15,983)      (1,134)     (28,734)      (5,912)
                                   --------    -------     --------      -------     --------      -------
Balance, December 31, 1998.......    30,298                   7,215        5,766       14,742        2,575
1999 Charge......................    64,125     23,625       20,283       16,104                     4,113
Change in estimates..............    (2,500)                              (2,500)
1999 Utilization.................   (26,366)    (2,201)      (8,581)      (3,836)      (5,651)      (6,097)
                                   --------    -------     --------      -------     --------      -------
Balance, December 31, 1999.......  $ 65,557    $21,424     $ 18,917      $15,534     $  9,091      $   591
                                   ========    =======     ========      =======     ========      =======

     The fixed asset write-downs relate to assets that will be abandoned or sold. The remaining accruals will be utilized throughout fiscal 2000 and 2001, as leases expire, consolidations occur and severance payments are made.

                           REEBOK INTERNATIONAL LTD.

3 PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:

                                                             DECEMBER 31
                                                         --------------------
                                                           1999        1998
                                                         --------    --------
Land...................................................  $  8,699    $  8,699
Buildings..............................................    65,863      68,776
Fixtures, equipment and machinery......................   285,533     264,642
Leasehold improvements.................................    61,590      56,701
                                                         --------    --------
                                                          421,685     398,818
Less accumulated depreciation and amortization.........   243,574     226,233
                                                         --------    --------
                                                         $178,111    $172,585
                                                         ========    ========

4 INTANGIBLES

     Intangibles consist of the following:

                                                             DECEMBER 31
                                                         --------------------
                                                           1999        1998
                                                         --------    --------
Excess of purchase price over fair value of assets
  acquired.............................................  $ 39,600    $ 38,900
Other intangible assets:
  Purchased technology.................................    52,827      52,827
  Company tradename and trademarks.....................    51,384      47,678
  Other................................................    12,969      12,969
                                                         --------    --------
                                                          156,780     152,374
Less accumulated amortization..........................    87,888      83,726
                                                         --------    --------
                                                         $ 68,892    $ 68,648
                                                         ========    ========

5 FINANCING AGREEMENTS

     On August 23, 1996, the Company entered into a $1,700,000 Credit Agreement underwritten by a syndicate of major banks of which $950,000 was available in the form of a six-year term loan facility for the purpose of financing the Company's acquisition of common stock pursuant to a Dutch Auction self-tender offer. Under the Dutch Auction self-tender offer, the Company repurchased approximately 17.0 million common shares at a price of $36.00 per share. Based on the number of shares tendered, the Company borrowed $640,000 from this facility. The undrawn portion of $310,000 was immediately canceled upon funding of the share repurchase.

     The Credit Agreement also included a $750,000 revolving credit facility, expiring on August 31, 2002 which replaced the Company's previous $300,000 credit line. The revolving credit facility is available to finance the short-term working capital needs of the Company, if required. As part of the agreement, the Company is required to pay certain commitment fees on the unused portion of the revolving credit facility. The Credit Agreement included various covenants including restrictions on asset acquisitions, capital expenditures and future indebtedness, and the requirement to maintain a minimum interest coverage ratio. Under the terms of the agreement there are various options under which interest is calculated.

     On July 1, 1997, the Company amended and restated the Credit Agreement. This amendment left the remaining portion of the six-year term loan of $522,398 (as of July 1, 1997) on substantially the same

                           REEBOK INTERNATIONAL LTD.

payment schedule, after adjusting for the $100,000 in optional prepayments made in 1997. The amendment also reduced the revolving credit portion of the facility from $750,000 to $400,000. As part of the amendment, the commitment fees the Company is required to pay on the unused portion of the revolving credit facility as well as the borrowing margins over the London Interbank Offer Rate on the used portion of the revolving credit facility were reduced. The amendment also removed or relaxed covenants pertaining to restrictions on asset acquisitions and sales, capital expenditures, future indebtedness and investments and reduced the borrowing margins charged by the banks on the variable rate term loan. All other material terms and conditions of the Credit Agreement remain unchanged.

     On September 30, 1998 the Company further amended the Credit Agreement. The amendment relaxed certain financial covenants through June 2000, at which time they will return to their original levels. At December 31, 1999 and 1998, there were no borrowings outstanding under the revolving credit portion of this agreement.

     At December 31, 1999 and 1998, the effective rate of interest on the variable term loan was approximately 6.2% and 5.9%, respectively. In addition, the Company is amortizing fees and expenses associated with the credit agreement over the life of the agreement.

     Maturities of long-term debt during the five-year period ending December 31, 2004 are $185,167 in 2000, $121,905 in 2001, $147,508 in 2002, $119 in 2003
and $129 in 2004.

     Long-term debt consists of the following:

                                                             DECEMBER 31
                                                         --------------------
                                                           1999        1998
                                                         --------    --------
Variable Rate Term Loan due August 31, 2002 with
  interest payable quarterly...........................  $342,398    $427,398
Medium-term notes, bearing interest at rates
  approximating 6.75%, due May 15, 2000, with interest
  payable semiannually on May 15 and November 15.......   100,000     100,000
6.75% debentures due September 15, 2005, with interest
  payable semiannually on March 15 and September 15....    99,252      99,103
Bank and other notes payable...........................    13,819      14,571
                                                         --------    --------
                                                          555,469     641,072
Less current portion...................................   185,167      86,640
                                                         --------    --------
                                                         $370,302    $554,432
                                                         ========    ========

     The Company has various arrangements with numerous banks which provide an aggregate of approximately $703,000 of uncommitted facilities, substantially all of which are available to the Company's foreign subsidiaries. Of this amount, $283,000 is available for short-term borrowings and bank overdrafts, with the remainder available for letters of credit for inventory purchases. In addition to amounts reported as notes payable to banks, approximately $195,000 was outstanding for open letters of credit for inventory purchases at December 31, 1999 and $18,400 was outstanding for standby letters of credit at December 31, 1999. The weighted average interest rate on notes payable to banks was 8.3% and 8.5% At December 31, 1999 and 1998, respectively.

     The Company utilizes a commercial paper program under which it can borrow up to $200,000 for periods not to exceed 270 days. This program is supported, to the extent available, by the unused portion of the $400,000 revolving credit facility. At December 31, 1999, the Company had no commercial paper obligations outstanding.

                           REEBOK INTERNATIONAL LTD.

6 LEASING ARRANGEMENTS

     The Company leases various offices, warehouses, retail store facilities and certain of its data processing and warehouse equipment under lease arrangements expiring between 2000 and 2006.

     In March 1998, the Company entered into an operating lease agreement for a Worldwide Headquarters and North American Operations facility scheduled to open in 2000. Under the agreement, the lessor purchases the property, pays for the construction costs and subsequently leases the facility to the Company. The initial lease term is six years with five two-year renewal options. Lease payments will commence the earlier of occupancy or March 27, 2001 and the expected annual payments are approximately $10,000. In June 1998, the Company entered into an operating lease agreement for the purpose of financing construction costs for a new distribution facility in the Netherlands. Under the agreement, the lessor leased the land pursuant to a ninety-nine year ground lease, paid for the construction costs and subsequently leased the entire facility to the Company. The initial lease term is six years with one five-year renewal option. These leases provide for substantial residual value guarantees by the Company and include purchase options at the original cost of the properties. The maximum amount of the residual value guarantees relative to the assets under these two leases is projected to be $162,000. As part of these agreements, the Company is required to comply with various financial and other covenants, generally similar to those contained in its other borrowing agreements.

     Minimum annual rentals under operating leases (including the Worldwide Headquarters and North American Operations facility lease discussed above) for the five years subsequent to December 31, 1999 and in the aggregate are as follows:

                                                              LESS: AMOUNTS
                                                  TOTAL       REPRESENTING        NET
                                                  AMOUNT     SUBLEASE INCOME     AMOUNT
                                                 --------    ---------------    --------
2000...........................................  $ 43,984        $2,087         $ 41,897
2001...........................................    42,277         2,107           40,170
2002...........................................    36,574         2,003           34,571
2003...........................................    30,393         1,105           29,288
2004...........................................    25,007           311           24,696
2005 and thereafter............................    20,498         1,088         _ 19,410
                                                 --------        ------         --------
                                                 $198,733        $8,701         $190,032
                                                 ========        ======         ========

     Total rent expense for all operating leases amounted to $46,650, $45,771, and $45,827 for the years ended December 31, 1999, 1998 and 1997, respectively.

7 EMPLOYEE BENEFIT PLANS

     The Company sponsors defined contribution retirement plans covering substantially all of its domestic employees and certain employees of its foreign subsidiaries. Contributions are determined at the discretion of the Board of Directors. Aggregate contributions made by the Company to the plans and charged to operations in 1999, 1998, and 1997 were $18,588, $14,394 and $13,696, respectively. In addition, certain foreign subsidiaries are required to provide benefits pursuant to government regulations.

                           REEBOK INTERNATIONAL LTD.

8 STOCK PLANS

     The Company has stock plans which provide for the grant of options to purchase shares of the Company's common stock to key employees, other persons or entities who make significant contributions to the success of the Company, and eligible members of the Company's Board of Directors. The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its employee stock options. Under APB 25, as long as the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     Under the 1994 Equity Incentive Plan, options may be incentive stock options or "non-qualified options" under applicable provisions of the Internal Revenue Code. The exercise price of any stock option granted may not be less than fair market value at the date of grant except in the case of grants to participants who are not executive officers of the Company and in certain other limited circumstances. The vesting schedule for options granted under the 1994 Equity Incentive Plan is determined by the Compensation Committee of the Board of Directors. The 1994 Equity Incentive Plan also permits the Company to grant restricted stock to key employees and other persons or entities who make significant contributions to the success of the Company. The restrictions and vesting schedule for restricted stock granted under this Plan are determined by the Compensation Committee of the Board of Directors. The Company also has an option plan for its Directors. Under this plan, a fixed amount of options are granted annually to all non-employee Directors. Grants of options under the Directors plan generally vest in equal annual installments over three years. The Directors plan also permits discretionary grants of options to non-employee directors.

     The Company has two employee stock purchase plans. Under the 1987 Employee Stock Purchase Plan, eligible employees are granted options to purchase shares of the Company's common stock through voluntary payroll deductions during two option periods, running from January 1 to June 30 and from July 1 to December 31, at a price equal to the lower of 85% of market value at the beginning or end of each period. Under the 1992 Employee Stock Purchase Plan, for certain foreign-based employees, eligible employees are granted options to purchase shares of the Company's common stock during two option periods, running from January 1 to June 30 and from July 1 to December 31, at the market price at the beginning of the period. The option becomes exercisable 90 days following the date of grant and expires on the last day of the option period. Accordingly, no options were outstanding under these plans at December 31, 1999 and 1998. During 1999, 1998 and 1997, respectively, 292,432, 223,583 and 151,210 shares were issued pursuant to these plans.

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

     At December 31, 1999, 12,444,655 shares of common stock were reserved for issuance under the Company's various stock plans and 68,714,165 shares were reserved for issuance under the shareholders' rights plan.

                           REEBOK INTERNATIONAL LTD.

     The following schedule summarizes the changes in stock options during the three years ended December 31, 1999:

                                                    NUMBER OF SHARES UNDER OPTION
                                         ---------------------------------------------------
                                         NON-QUALIFIED
                                             STOCK         OPTION PRICE     WEIGHTED AVERAGE
                                            OPTIONS         PER SHARE        EXERCISE PRICE
                                         -------------    --------------    ----------------
Outstanding at December 31, 1996.......    9,915,706      $8.75 - $41.63         $27.54
                                          ----------      --------------         ------
Granted................................    1,205,704      33.75 -  49.25          35.51
Exercised..............................     (399,111)      8.75 -  36.75          25.72
Canceled...............................     (534,680)     24.00 -  41.63          33.14
                                          ----------      --------------         ------
Outstanding at December 31, 1997.......   10,187,619      10.63 -  49.25          28.26
                                          ----------      --------------         ------
Granted................................    4,187,889      12.63 -  31.88          13.69
Exercised..............................      (67,440)     10.63 -  28.87          17.60
Canceled...............................   (5,066,327)     12.63 -  49.25          32.21
                                          ----------      --------------         ------
Outstanding at December 31, 1998.......    9,241,741      11.37 -  48.37          19.54
                                          ----------      --------------         ------
Granted................................    1,558,845       9.88 -  21.56          16.44
Exercised..............................       (7,214)     11.37 -  13.75          13.46
Canceled...............................   (2,440,813)     11.37 -  47.75          18.10
                                          ----------      --------------         ------
Outstanding at December 31, 1999.......    8,352,559      $9.88 - $48.37         $19.45
                                          ----------      --------------         ------

     The following information applies to options outstanding at December 31, 1999:

                                            WEIGHTED
                                            AVERAGE
                                           REMAINING          WEIGHTED                       WEIGHTED
                            NUMBER      CONTRACTUAL LIFE      AVERAGE         NUMBER         AVERAGE
RANGE OF EXERCISE PRICE   OUTSTANDING       (YEARS)        EXERCISE PRICE   EXERCISABLE   EXERCISE PRICE
-----------------------   -----------   ----------------   --------------   -----------   --------------
    $ 9.88 - $14.81        2,711,751          8.4              $12.64          917,607        $12.63
    $14.88 - $21.56        3,613,826          4.4              $17.62        2,365,922        $17.30
    $23.50 - $33.25        1,082,311          5.2              $28.41          903,564        $28.50
    $33.75 - $48.37          944,671          6.3              $36.62          711,430        $36.82

     On October 6, 1998, the Board of Directors approved a stock option exchange and restructuring program pursuant to which certain current employees of the Company that held stock options with exercise prices above market could elect to exchange all or none of their then outstanding above market employee stock options for a smaller number of new options, with a new four-year vesting schedule. The number of existing outstanding option shares exchanged for the new option shares was at a ratio of 1.25:1. The new options have an exercise price of $12.625 per share which was the current market price as of October 6, 1998. Executive officers of the Company who were also directors and certain other option holders were not eligible to participate in this program. Of the 9,932,000 option shares outstanding under the Company's stock option programs as of October 6, 1998, approximately 3,900,000 option shares (or approximately 40%) were eligible for this exchange and restructuring program. Substantially all of these options were exchanged by employees under the program.

     At December 31, 1999, 1998 and 1997, options to purchase 4,898,523, 4,220,722, and 4,324,208, shares of common stock were exercisable, and 3,586,283, 3,648,581, and 3,032,790 shares, respectively, were available for future grants under the Company's stock equity plans. Pro forma information regarding net income and earnings per share is required by Statement 123, which requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the

                           REEBOK INTERNATIONAL LTD.

fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1999, 1998 and 1997, respectively: risk-free interest rates ranging from 4.2% to 7.7%; dividend yields of .00%, volatility factors of the expected market price of the Company's common stock of .50 in 1999, .52 in 1998 and .35 in 1997; and a weighted-average expected life of the option of 3.5 years in 1999 and 1998 and 4.2 years in 1997.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands, except for earnings per share information):

                                                         1999      1998        1997
                                                        ------    -------    --------
Pro forma net income..................................  $5,789    $27,008    $127,506
Pro forma basic earnings per share....................  $ 0.11    $  0.49    $   2.31
Pro forma diluted earnings per share..................  $ 0.11    $  0.49    $   2.23

     The weighted average fair value of options granted in 1999, 1998 and 1997 is $7.09, $6.70, and $13.09, respectively.

     Because Statement 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until 2001.

9 ACQUISITION OF COMMON STOCK

     Under various share repurchase programs from 1992 to 1995, the Board of Directors authorized the repurchase of up to $800,000 in Reebok common stock in the open market or privately-negotiated transactions. As of December 31, 1999, the Company had approximately $126,600 available for future repurchases of common stock under these programs (See Note 10).

10 EQUITY PUT OPTIONS

     During 1998, the Company issued equity put options as part of its ongoing share repurchase program. These options provide the Company with an additional source to supplement open market purchases of its common stock. The options were priced based on the market value of the Company's common stock at the date of issuance. The redemption value of the options, which represents the option price multiplied by the number of shares under option, is presented in the accompanying consolidated balance sheet at December 31, 1998 as "Outstanding redemption value of equity put options." At December 31, 1998, 625,000 shares of outstanding common stock were subject to repurchase under the terms and conditions of these options. In January, 1999 the Company purchased the 625,000 shares under the terms of the equity put agreements for a net aggregate purchase price of $16,559. At December 31, 1999, no equity put options were outstanding.

11 FINANCIAL INSTRUMENTS

     The following methods and assumptions were used by the Company to estimate the fair value of its financial instruments:

     Cash and cash equivalents and notes payable to banks: the carrying amounts reported in the balance sheet approximate fair value. Long-term debt: the fair value of the Company's medium-term notes and debentures is estimated based on quoted market prices. The fair value of other long-term debt is estimated using discounted cash flow analyses, based on the Company's incremental borrowing rates for similar types of borrowing arrangements. Unrealized gains or losses on foreign currency exchange contracts and options: the fair value of the Company's foreign currency exchange contracts is estimated based on current foreign exchange rates. Fair market value of interest rate swaps: the fair value of the Company's interest rate swaps is estimated based on current interest rates.

                           REEBOK INTERNATIONAL LTD.

     The carrying amounts and fair value of the Company's financial instruments are as follows:

                                         CARRYING AMOUNT                  FAIR VALUE
                                    --------------------------    --------------------------
                                    DECEMBER 31    DECEMBER 31    DECEMBER 31    DECEMBER 31
                                       1999           1998           1999           1998
                                    -----------    -----------    -----------    -----------
Long-term debt....................   $555,469       $641,072       $538,459       $629,789
Unrealized gains (losses) on
  foreign currency exchange
  contracts and options...........       (133)         2,024          7,270         (2,817)
Interest rate swaps...............          0              0          4,378         (3,622)

  Foreign Exchange Forwards and Options

     The Company enters into forward currency exchange contracts and options to hedge its exposure for merchandise purchased in U.S. dollars that will be sold to customers in other currencies. Realized and unrealized gains and losses on these contracts are included in net income except that gains and losses on contracts which hedge specific foreign currency commitments are deferred and accounted for as a part of the transaction. The Company also uses forward currency exchange contracts and options to hedge significant intercompany assets and liabilities denominated in other than the functional currency. Contracts used to hedge intercompany balances are marked to market and the resulting transaction gain or loss is included in the determination of net income.

     Foreign currency losses realized from settlements of transactions included in other income (expense) for the years-ended December 31, 1999, 1998 and 1997 were $10,000, $12,000 and $8,100, respectively. The Company has used forward exchange contracts and options as an element of its risk management strategy for several years.

     At December 31, 1999, the Company had option and forward currency exchange contracts, all having maturities of less than one year, with a notional amount aggregating $194,411. The contracts involved fifteen different foreign currencies, of which the Euro currency represented 31.0% of the aggregate notional amount. The notional amount of contracts intended to hedge merchandise purchases was $98,474. Deferred gains (losses) on these contracts were not material at December 31, 1999 and 1998.

  Interest Rate Swaps

     The Company uses interest rate swap agreements to manage its exposure to interest rate movements by effectively converting a portion of its variable-rate long-term debt from floating to fixed rates. These agreements involve the exchange of variable rate payments for fixed rate payments without the effect of leverage and without the exchange of the underlying principal amount. Interest rate differentials paid or received under these swap agreements are recognized as adjustments to interest expense.

     During the fourth quarter of 1996, the Company entered into several amortizing interest rate swaps with a group of financial institutions having an initial notional value of $320,000 and expiring on December 31, 2000. The notional amount of the swaps is reduced each year in accordance with the expected repayment schedule of the Company's variable-rate term loan. In January 1998, the Company entered into additional interest rate swaps in the amount of $150,000 with respect to the variable-rate term loan. In June 1999, the Company entered into an interest rate swap in the amount of $37,327, expiring in June 2002, in conjunction with the Company's operating lease for its Rotterdam Distribution Center. The terms of the swaps require the Company to make fixed rate payments on a quarterly basis whereas the Company will receive variable rate payments based on the three-month U.S. dollar LIBOR. At December 31, 1999 and 1998, the notional amount of interest rate swaps outstanding was $227,000 and $295,000 respectively. Interest expense in 1999, 1998 and 1997 would not have been materially different if these swap agreements had not been used.

                           REEBOK INTERNATIONAL LTD.

  Concentrations of Credit Risk

     Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, accounts receivable and hedging instruments.

     The Company places cash equivalents with high credit financial institutions and, by policy, limits the amount of credit exposure to any one financial institution. Credit risk on trade receivables is somewhat minimized as a result of the Company's worldwide customer base and the fact that no one customer represents 10% or more of the Company's net sales.

     The Company is exposed to credit-related losses in the event of non-performance by counterparties to hedging instruments. The counterparties to these contracts are major financial institutions. The Company continually monitors its positions and the credit ratings of its counterparties and places dollar and term limits on the amount of contracts it enters into with any one party.

12 INCOME TAXES

     The components of income before income taxes and minority interest are as follows:

                                                       1999        1998        1997
                                                     --------    --------    --------
Domestic...........................................  $(25,090)   $(54,064)   $(32,783)
Foreign............................................    53,128      91,094     190,868
                                                     --------    --------    --------
                                                     $ 28,038    $ 37,030    $158,085
                                                     ========    ========    ========

     The provision for income taxes consists of the following:

                                                       1999        1998        1997
                                                      -------    --------    --------
Current:
  Federal...........................................  $ 2,088    $  1,028    $(34,314)
  State.............................................    1,080       1,978        (324)
  Foreign...........................................   16,289      36,993      64,413
                                                      -------    --------    --------
                                                       19,457      39,999      29,775
Deferred:
  Federal...........................................   (9,637)    (19,653)     (8,940)
  State.............................................   (2,846)     (1,423)     (1,900)
  Foreign...........................................    3,119      (6,998)     (6,445)
                                                      -------    --------    --------
                                                       (9,364)    (28,074)    (17,285)
                                                      -------    --------    --------
                                                      $10,093    $ 11,925    $ 12,490
                                                      =======    ========    ========

     During 1992, the Company recorded a write-down in the carrying value of its Avia subsidiary in the amount of $100,000 with no corresponding tax benefit recognized in that year due to the uncertainty concerning the ultimate deductibility of the charge. In June 1996, substantially all of the operating assets and business of Avia were sold. After the sale, in December 1996, the Company requested a pre-filing determination from the Internal Revenue Service ("IRS") regarding the deductibility of certain losses pertaining to the sale of Avia. In August 1997, the IRS notified the Company that it had approved the Company's tax treatment concerning the deductibility of the Avia losses and accordingly, a corresponding reduction in income taxes totaling $40,000 was recorded in the third quarter of that year.

                           REEBOK INTERNATIONAL LTD.

     Undistributed earnings of the Company's foreign subsidiaries amounted to approximately $430,057, $409,369, and $405,265 at December 31, 1999, 1998 and
1997, respectively. The Company has provided for the estimated residual U.S. tax on a portion of these earnings which may not be indefinitely reinvested. The remaining earnings are considered to be indefinitely reinvested. Upon distribution of those earnings in the form of dividends or otherwise, some portion of the distribution would be subject to both U.S. income taxes and foreign withholding taxes, less an adjustment for applicable foreign tax credits. Determination of the amount of U.S. income tax liability that would be incurred is not practicable because of the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credits and net operating loss carryforwards may be available to reduce some portion of any U.S. income tax liability.

     Income taxes computed at the federal statutory rate differ from amounts provided as follows:

                                                              1999    1998    1997
                                                              ----    ----    -----
Tax at statutory rate.......................................  35.0%   35.0%    35.0%
State taxes, less federal tax effect........................  (6.3)    1.5      1.5
Effect of tax rates of foreign subsidiaries and joint
  ventures..................................................   2.9    (5.1)    (4.3)
Tax benefit from Avia losses................................                  (25.3)
Effect of expenses with no tax benefit......................   3.9     0.7      0.4
Other, net..................................................   0.5     0.1      0.6
                                                              ----    ----    -----
Provision for income taxes..................................  36.0%   32.2%     7.9%
                                                              ====    ====    =====

     Deferred income taxes reflect the expected utilization of tax net operating loss carryforwards, tax credit carryforwards and the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

     Net deferred tax assets are attributable to the following:

                                                             DECEMBER 31
                                                         --------------------
                                                           1999        1998
                                                         --------    --------
Inventory..............................................  $ 31,011    $ 37,175
Accounts receivable....................................    22,871      26,641
Liabilities............................................    19,377      11,849
Depreciation...........................................    14,327       8,436
Accrued special charges................................    18,415      11,707
Tax net operating loss carryforwards...................    65,626      69,707
Tax credit carryforwards...............................    25,305      16,710
Other, net.............................................        63      (4,594)
Undistributed earnings of foreign subsidiaries.........   (65,000)    (55,000)
                                                         --------    --------
Total..................................................  $131,995    $122,631
                                                         ========    ========

     At December 31, 1999, the Company had U.S. federal and state and local tax net operating loss carryforwards and foreign tax net operating loss carryforwards for certain foreign subsidiaries, the tax effect of which is approximately $65,626. These carryforwards will expire as follows: $4,557 in 2001, $3,772 in 2002, $10,847 in 2003, $1,873 in 2004, and $44,577 thereafter.
The Company also has available tax credit carryforwards of approximately $25,305, which will expire as follows: $5,715 in 2004, and $19,590 thereafter.

                           REEBOK INTERNATIONAL LTD.

13 EARNINGS PER SHARE

     Basic earnings per share excludes dilution and is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if options to acquire common stock were exercised.

     The following table sets forth the computation of basic and diluted earnings per share:

                                                1999       1998        1997
                                               -------    -------    --------
Numerator:
  Net Income.................................  $11,045    $23,927    $135,119
                                               -------    -------    --------
Denominator:
  Denominator for basic earnings per share --
     weighted average shares.................   56,065     56,394      56,162
  Dilutive employee stock options and equity
     put options.............................      465        635       2,147
                                               -------    -------    --------
Denominator for diluted earnings per share --
  adjusted weighted average shares and
  assumed conversions........................   56,530     57,029      58,309
                                               =======    =======    ========
Basic earnings per share.....................  $   .20    $   .42    $   2.41
                                               =======    =======    ========
Diluted earnings per share...................  $   .20    $   .42    $   2.32
                                               =======    =======    ========

14 SEGMENT AND RELATED INFORMATION

     The Company designs and markets footwear and/or apparel products, under various brand names. All products are generally manufactured using similar manufacturing processes. Additionally, these products share similar distribution methods and are marketed and sold to a similar type of customer. Operating results are assessed on an aggregate basis to make decisions about resources to be allocated among the brands.

     Consequently, as permitted by the provisions of Statement 131, "Disclosure About Segments of an Enterprise and Related Information," the Company has one reportable segment for financial statement purposes.

     Net sales to unaffiliated customers and long-lived assets by geographic area are summarized below:

                                                    1999          1998          1997
                                                 ----------    ----------    ----------
Net sales:
  United States................................  $1,609,697    $1,858,316    $2,000,883
  United Kingdom...............................     545,562       522,393       661,358
  Europe.......................................     476,695       585,686       510,981
  Other countries..............................     267,918       258,197       470,377
                                                 ----------    ----------    ----------
                                                 $2,899,872    $3,224,592    $3,643,599
                                                 ==========    ==========    ==========
Long-lived assets:
  United States................................  $  167,068    $  170,537    $  175,744
  United Kingdom...............................      28,149        28,697        23,565
  Europe.......................................      40,737        30,138        14,388
  Other countries..............................      11,049        11,861         9,046
                                                 ----------    ----------    ----------
                                                 $  247,003    $  241,233    $  222,743
                                                 ==========    ==========    ==========

                           REEBOK INTERNATIONAL LTD.

15 CONTINGENCIES

     The Company is involved in various legal proceedings generally incidental to its business. While it is not feasible to predict or determine the outcome of these proceedings, management does not believe that they should result in a materially adverse effect on the Company's financial position, results of operations or liquidity. In April, 1999 the Company settled for $4,000 a lawsuit filed by a former distributor in Brazil in which the plaintiff asserted a claim for damages in excess of $50,000. The settlement was recorded in the Company's second quarter. The Company recorded a special charge in the fourth quarter for the settlement of litigation filed against the Company by Supracor, Inc. (See
Note 2.)

16 SUBSEQUENT EVENTS

     Subsequent to December 31, 1999, the Company acquired the remaining minority interest of certain of its Asia Pacific subsidiaries. The company also sold its Swiss subsidiary to local management. The impact of these events is deemed not material to the consolidated financial statements.

17 QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     A summary of operating results and net income (loss) per share for the quarterly periods in the two years ended December 31, 1999 is set forth below.

                                                    FIRST       SECOND        THIRD       FOURTH
                                                   QUARTER      QUARTER      QUARTER      QUARTER
                                                  ---------    ---------    ---------    ---------
                                                   (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
YEAR ENDED DECEMBER 1999
  Net sales.....................................  $785,784     $697,393     $793,937     $622,758
  Gross profit..................................   298,018      264,801      309,260      243,879
  Net income (loss).............................    17,905        4,568        3,266      (14,694)
  Basic earnings (loss) per share...............       .32          .08          .06         (.26)
  Diluted earnings (loss) per share.............       .32          .08          .06         (.26)
YEAR ENDED DECEMBER 1998
  Net sales.....................................  $880,123     $760,567     $878,335     $705,567
  Gross profit..................................   314,051      280,328      331,994      260,754
  Net income (loss).............................    (3,358)       6,146       28,229       (7,090)
  Basic earnings (loss) per share...............      (.06)         .11          .50         (.13)
  Diluted earnings (loss) per share.............      (.06)         .11          .50         (.13)

     Net income for the fourth quarter of 1999 includes a special charge of $15,120 after taxes, or $0.27 per diluted share, pertaining to the settlement of litigation and for restructuring activities in the Company's global operations.

     Net income for the third quarter of 1999 includes a special charge of $24,320 after taxes, or $0.43 per diluted share, for restructuring activities in the company's global operations.

     Net income for the first quarter of 1998 includes a special charge of $23,674 after taxes, or $0.42 per diluted share, for personnel-related expenses and certain other expenses associated with the restructuring or adjustment of under-performing marketing contracts.

                           REEBOK INTERNATIONAL LTD.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors and Stockholders
Reebok International Ltd.

     We have audited the accompanying consolidated balance sheets of Reebok International Ltd. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Reebok International Ltd. and subsidiaries at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

/s/ ERNST & YOUNG LLP
------------------------------------

Boston, Massachusetts
February 2, 2000

                           REEBOK INTERNATIONAL LTD.

                              REPORT OF MANAGEMENT

FINANCIAL STATEMENTS

     The management of Reebok International Ltd. and its subsidiaries has prepared the accompanying financial statements and is responsible for their integrity and fair presentation. The statements, which include amounts that are based on management's best estimates and judgments, have been prepared in conformity with accounting principles generally accepted in the United States and are free of material misstatement. Management has also prepared other information in the annual report and is responsible for its accuracy and consistency with the financial statements.

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

     The Company maintains an internal auditing program that monitors and assesses the effectiveness of the internal controls system and recommends possible improvements thereto. The Company's accompanying financial statements have been audited by Ernst & Young LLP, independent auditors, whose audit was made in accordance with auditing standards generally accepted in the United States and included a review of the system of internal accounting controls to the extent necessary to determine the audit procedures required to support their opinion on the consolidated financial statements. Management believes that, as of December 31, 1999, the Company's system of internal control is adequate to accomplish the objectives discussed herein.

Reebok International Ltd.,

/s/ PAUL FIREMAN                                  /s/ KENNETH WATCHMAKER
----------------------------------------          ---------------------------------------
Paul Fireman                                      Kenneth Watchmaker
Chairman                                          Executive Vice President,
President and Chief Executive Officer             Chief Financial Officer and Treasurer

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     There has been no change of accountants nor any disagreements with accountants on any matter of accounting principles or practices or financial disclosure required to be reported under this Item.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by this Item with respect to the Registrant's directors is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 2, 2000, which will be filed with the SEC on or before March 30, 2000 (the "2000 Proxy Statement"), under the headings "Information with Respect to Nominees", "Transactions with Management and Affiliates" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934". Information called for by this Item with respect to the Registrant's executive officers is set forth under "Executive Officers of Registrant" in Item 1 of this report.

ITEM 11.  EXECUTIVE COMPENSATION.

     The information required by this Item is incorporated herein by reference from the 2000 Proxy Statement under the headings "Compensation of Directors", "Executive Compensation", "Supplemental Executive Retirement Plan", "Employee Agreements", "Report of Compensation Committee on Executive Compensation" and "Performance Graphs".

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this Item is incorporated herein by reference from the 2000 Proxy Statement under the heading "Beneficial Ownership of Shares".

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this Item is incorporated herein by reference from the 2000 Proxy Statement under the heading "Transactions with Management and Affiliates".

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) The following documents are filed as part of this report:

          1. Financial Statements

          The following consolidated financial statements and financial statement schedule of the Company are included in Item 14(d):

                                                            FORM 10-K
                                                              PAGE
                                                            ---------
Consolidated Balance Sheets at December 31, 1999 and
  1998....................................................      34
For each of the three years ended December 31, 1999, 1998
  and 1997:
  Consolidated Statements of Income.......................      35
  Consolidated Statements of Stockholders' Equity.........      36
  Consolidated Statements of Cash Flows...................      37
Notes to Consolidated Financial Statements................      38

          2. Financial Statement Schedules

Schedule II -- Valuation and Qualifying Accounts..........     S-1

          All other schedules for which provision is made in the applicable accounting regulation of the SEC are not required under the related instructions or are inapplicable, and therefore have been omitted.

          3. Exhibits

          Listed below are all the Exhibits filed as part of this report. Certain Exhibits are incorporated by reference from documents previously filed by the Company with the SEC pursuant to Rule 12b-32 under the Securities Exchange Act of 1934, as amended.

EXHIBIT
-------
  3.1      Restated Articles of Organization of the Company, as
           amended(1)
  3.2      By-laws, as amended(5)(6)(8)(18)
  4.1      Indenture, dated as of September 15, 1988, as amended and
           restated by the First Supplemental Indenture, dated as of
           January 22, 1993, between the Company and Citibank N.A., as
           Trustee(4)(12)
  4.2      Common Stock Rights Agreement dated as of June 14, 1990
           between the Company and The First National Bank of Boston, as Rights Agent, as amended(7)(9)(10)
  4.3      Amendment No. 3 dated as of January 1, 1999 to Common Stock
           Rights Agreement dated as of June 14, 1990 between the
           Company and The First National Bank of Boston, as Rights
           Agent, as amended(21)
 10.1      Distributorship Agreement between Reebok International
           Limited and the Company(2)
 10.2      Trademark License Agreement between Reebok International
           Limited and the Company(2)
 10.3      Lease Agreement, dated March 1, 1988, as amended, between
           the Company and North Stoughton Industrial Park Development
           Trust(5)(13)
 10.4      Purchase and Sale Agreement between the Company and Pentland
           Group plc dated March 8, 1991(8)
 10.5      Agreements with various banks in Hong Kong reflecting
           arrangements for letter of credit facilities(8)
 10.6      Credit Agreement, dated August 23, 1996, among the Company, the Lenders and Co-Agents named therein and Credit Suisse, as Administrative Agent, as amended by the First Amendment dated as of August 23, 1996(15)
 10.7      Amended and Restated Credit and Guarantee Agreement, dated as of July 1, 1997, among the Company, Reebok International
           Limited, the Lenders and Co-Agents named therein, Citibank
           N.A. as Documentation Agent and Credit Suisse, as
           Administrative Agent(17)
 10.8      Amendment No. 2 dated as of September 30, 1998 to the
           Amended and Restated Credit and Guarantee Agreement dated as of July 1, 1997, among the Company, Reebok International
           Limited, the Lenders and Co-Agents named therein, Citibank
           N.A. as Documentation Agent and Credit Suisse, as
           Administrative Agent(22)
 10.9      Participation Agreement dated as of March 27, 1998 among the
           Company, as Lessee and as Guarantor, Credit Suisse Leasing
           92A, L.P., as Lessor, the Lenders named therein, Credit
           Suisse First Boston, as Administrative Agent and Wachovia
           Bank, N.A. as Syndication Agent(19)
 10.10     First Amendment dated as of September 30, 1998 to
           Participation Agreement dated as of March 27, 1998 among the
           Company, as Lessee and Guarantor, Credit Suisse Leasing 92A,
           L.P., as Lessor, the Lenders named therein, Credit Suisse
           First Boston, as Administrative Agent and Wachovia Bank,
           N.A. as Syndication Agent(22)
 10.11     Lease dated as of March 27, 1998 between Credit Suisse
           Leasing 92A, L.P., as Lessor, and the Company, as Lessee(19)
 10.12     Guaranty from the Company dated as of March 27, 1998(19)
 10.13     Reebok International Ltd. 1994 Equity Incentive Plan, as
           amended(16)(17)*
 10.14     Amendment to Reebok International Ltd. 1994 Equity Incentive
           Plan dated April 19, 1999(23)*
 10.15     Reebok International Ltd. Equity and Deferred Compensation
           Plan for Directors, as amended(13)(18)*
 10.16     Amendment to Reebok International Ltd. Equity and Deferred
           Compensation Plan for Directors dated as of April 19,
           1999(23)*

EXHIBIT
-------
 10.17     Reebok International Ltd. 1985 Stock Option Plan, as
           amended(11)*
 10.18     Reebok International Ltd. 1987 Stock Option Plan for
           Directors, as amended(12)*
 10.19     Reebok International Ltd. 1987 Stock Bonus Plan(3)*
 10.20     Reebok International Ltd. Excess Benefits Plan(8)*
 10.21     Reebok International Ltd. Supplemental Executive Retirement
           Plan(14)*
 10.22     Amendment to Supplemental Executive Retirement Plan dated as of February 23, 1999(23)*
 10.23     Reebok International Ltd. Executive Performance Incentive
           Plan, as amended(14)(16)*
 10.24     Stock Option Agreement with Paul B. Fireman(8)*
 10.25     Split-Dollar Life Insurance Agreement with Paul B.
           Fireman(11)*
 10.26     Letter Agreement with Paul R. Duncan dated December 29,
           1997(18)*
 10.27     Employment Agreement with Kenneth Watchmaker(12)*
 10.28     Amended and Restated Change of Control Agreement with
           Kenneth Watchmaker*
 10.29     Supplemental Retirement Program for Kenneth Watchmaker(12)*
 10.30     Change of Control Agreement with Angel Martinez(17)*
 10.31     Employment Agreement dated April 17, 1996 with Roger
           Best(16)*
 10.32     Employment Agreement dated September 11, 1997 with Roger
           Best(18)*
 10.33     Amended and Restated Change of Control Agreement with James
           R. Jones, III*
 10.34     Change of Control Agreement with Barry Nagler(17)*
 10.35     Change of Control Agreement with David A. Pace*
 10.36     Form of Non-Competition Agreements signed by James R. Jones,
           III, Angel Martinez, Robert Meers, Barry Nagler, Kenneth
           Watchmaker, Anthony Tiberii, Terry R. Pillow, Paul R.
           Duncan, David A. Perdue and David A. Pace(18)*
 10.37     Employment Agreement dated September 8, 1998 between Carl J.
           Yankowski and the Company(20)*
 10.38     Promissory Note dated September 11, 1998 by Carl J.
           Yankowski to the Company(20)*
 10.39     Letter Agreement dated July 14, 1998 between Robert Meers
           and the Company(20)*
 10.40     Letter Agreement dated December 23, 1999 between Carl J.
           Yankowski and the Company*
 10.41     Agreement dated as of April 19, 1999 between the Company and
           Paul Fireman(25)*
 10.42     Consent dated as of April 19, 1999 from Paul Fireman to the
           Company(25)*
 10.43     Consent dated as of April 19, 1999 from Ken Watchmaker to
           the Company(25)*
 12.1      Statement Re Computation of Ratio of Earnings to Fixed
           Charges
 21.1      List of Subsidiaries of the Company
 23.1      Consent of Ernst & Young LLP
 27.1      Financial Data Schedule

---------------
* Management Contract or Compensatory Plan or Arrangement.

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

(21) Filed as an Exhibit to Reebok International Ltd. Form 8-A/A filed on February 24, 1999 and incorporated by reference herein.

(22) Filed as an Exhibit to Reebok International Ltd. Form 8-K filed on October 22, 1998 and incorporated by reference herein.

(23) Filed as an Exhibit to Reebok International Ltd. Form 10-K dated March 24, 1999 and incorporated by reference herein.

(24) Filed as an Exhibit to Reebok International Ltd. Form 10-Q for the quarter ended March 31, 1999 and incorporated by reference herein.

(25) Filed as an Exhibit to Reebok International Ltd. Form 10-Q for the quarter ended June 30, 1999 and incorporated by reference herein.

     (b) Reports on Form 8-K.

     The Company did not file any reports on Form 8-K during the last quarter of 1999.

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

                                          REEBOK INTERNATIONAL LTD.

                                          By: /s/  KENNETH WATCHMAKER
                                            ------------------------------------
                                                   Kenneth I. Watchmaker
                                                 Executive Vice President,
                                                  Chief Financial Officer
                                                       and Treasurer

Dated: March 30, 2000

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


                  /s/ PAUL B. FIREMAN                     Director, Chairman of the Board and
--------------------------------------------------------    President (Chief Executive Officer)
                    Paul B. Fireman

               /s/ KENNETH I. WATCHMAKER                  Executive Vice President, Chief Financial
--------------------------------------------------------    Officer (Chief Financial and Accounting
                 Kenneth I. Watchmaker                      Officer) and Treasurer

                   /s/ PAUL R. DUNCAN                     Director and Executive Vice President
--------------------------------------------------------
                     Paul R. Duncan

                 /s/ WILLIAM F. GLAVIN                    Director
--------------------------------------------------------
                   William F. Glavin

                 /s/ MANNIE L. JACKSON                    Director
--------------------------------------------------------
                   Mannie L. Jackson

                 /s/ RICHARD G. LESSER                    Director
--------------------------------------------------------
                   Richard G. Lesser

                   /s/ THOMAS M. RYAN                     Director
--------------------------------------------------------
                     Thomas M. Ryan

                   /s/ GEOFFREY NUNES                     Director
--------------------------------------------------------
                     Geoffrey Nunes

Dated: March 30, 2000

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                           REEBOK INTERNATIONAL LTD.

                                         BALANCE      CHARGED TO   CHARGED TO    DEDUCTIONS      BALANCE
                                       AT BEGINNING   COSTS AND      OTHER          FROM        AT END OF
DESCRIPTION                             OF PERIOD      EXPENSES     ACCOUNTS    ALLOWANCES(A)    PERIOD
-----------                            ------------   ----------   ----------   -------------   ---------
                                                             (AMOUNTS IN THOUSANDS)
YEAR ENDED DECEMBER 31, 1999
Reserves and allowances deducted from
  asset accounts:
  Allowance for doubtful accounts....    $47,383       $17,436         $0          $18,602       $46,217
YEAR ENDED DECEMBER 31, 1998
Reserves and allowances deducted from
  asset accounts:
  Allowance for doubtful accounts....    $44,003       $ 8,228         $0          $ 4,848       $47,383
YEAR ENDED DECEMBER 31, 1997
Reserves and allowances deducted from
  asset accounts:
  Allowance for doubtful accounts....    $43,527       $16,471         $0          $15,995       $44,003

---------------
(A) Uncollectible accounts written off, net of recoveries.

EXHIBIT INDEX


EXHIBIT                                               LOCATION


3.1      Restated Articles of Organization            Incorporated by reference
         of the Company, as amended

3.2      By-laws, as amended                          Incorporated by reference

4.1      Indenture, dated September 15,               Incorporated by reference
         1988, as amended and restated by
         the First Supplemental Indenture,
         dated as of January 22, 1993,
         between the Company and Citibank
         N.A., as Trustee

4.2      Common Stock Rights Agreement                Incorporated by reference
         dated as of June 14, 1990 between
         the Company and The First National
         Bank of Boston, as Rights Agent,
         as amended

4.3      Amendment No. 3 dated as of                  Incorporated by reference
         January 1, 1999 to Common Stock
         Rights Agreement dated as of June
         14, 1990 between the Company and
         The First National Bank of Boston,
         as Rights Agent, as amended

10.1     Distributorship Agreement between            Incorporated by reference
         Reebok International Limited and
         the Company

10.2     Trademark License Agreement                  Incorporated by reference
         between Reebok International
         Limited and the Company

10.3     Lease Agreement, dated March 1,              Incorporated by reference
         1988, as amended, between the
         Company and North Stoughton
         Industrial Park Development Trust

10.4     Purchase and Sale Agreement                  Incorporated by reference
         between the Company and Pentland
         Group plc dated March 8, 1991

10.5     Agreements with banks in Hong Kong           Incorporated by reference
         reflecting arrangements for letter
         of credit facilities

10.6     Credit Agreement, dated August 23,           Incorporated by reference
         1996, among the Company, the
         Lenders and Co-Agents named
         therein and Credit Suisse, as
         Administrative Agent, as amended
         by the First Amendment dated as of
         August 23, 1996

10.7     Amended and Restated Credit and              Incorporated by reference
         Guarantee

         Agreement, dated as of July 1,
         1997, among the Company, Reebok
         International Limited, the Lenders
         and Co-Agents named therein,
         Citibank N.A. as Documentation
         Agent and Credit Suisse, as
         Administrative Agent.

10.8     Amendment No. 2 dated as of                  Incorporated by reference
         September 30, 1998 to the Amended
         and Restated Credit and Guarantee
         Agreement dated as of July 1,
         1997, among the Company, Reebok
         International Limited, the Lenders
         and Co-Agents named therein,
         Citibank N.A. as Documentation
         Agent and Credit Suisse, as
         Administrative Agent

10.9     Participation Agreement dated as             Incorporated by reference
         of March 27, 1998 among the
         Company, as Lessee and as
         Guarantor, Credit Suisse Leasing
         92A, L.P., as Lessor, the Lenders
         named therein, Credit Suisse First
         Boston, as Administrative Agent
         and Wachovia Bank, N.A. as
         Syndication Agent

10.10    First Amendment dated as of                  Incorporated by reference
         September 30, 1998 to
         Participation Agreement dated as
         of March 27, 1998 among the
         Company, as Lessee and Guarantor,
         Credit Suisse Leasing 92A, L.P.,
         as Lessor, the Lenders named
         therein, Credit Suisse First
         Boston, as Administrative Agent
         and Wachovia Bank, N.A. as
         Syndication Agent

10.11    Lease dated as of March 27, 1998             Incorporated by reference
         between Credit Suisse Leasing 92A,
         L.P., as Lessor, and the Company,
         as Lessee

10.12    Guaranty from the Company dated as           Incorporated by reference
         of March 27, 1998

10.13    Reebok International Ltd. 1994               Incorporated by reference
         Equity Incentive Plan, as amended


10.14    Amendment to Reebok International            Incorporated by reference
         Ltd. 1994 Equity Incentive Plan
         dated April 19, 1999

10.15    Reebok International Ltd. Equity             Incorporated by reference
         and Deferred Compensation Plan for
         Directors, as amended

10.16    Amendment to Reebok International            Incorporated by reference
         Ltd. Equity and Deferred
         Compensation Plan for Directors
         dated as of April 19, 1999

10.17    Reebok International Ltd. 1985               Incorporated by reference
         Stock Option Plan, as amended

10.18    Reebok International Ltd. 1987               Incorporated by reference
         Stock Option Plan for Directors,
         as amended

10.19    Reebok International Ltd. 1987               Incorporated by reference
         Stock Bonus Plan

10.20    Reebok International Ltd. Excess             Incorporated by reference
         Benefits Plan

10.21    Reebok International Ltd.                    Incorporated by reference
         Supplemental Executive Retirement
         Plan

10.22    Amendment to Supplemental                    Incorporated by reference
         Executive Retirement Plan dated as
         of February 23, 1999

10.23    Reebok International Ltd.                    Incorporated by reference
         Executive Performance Incentive
         Plan, as amended

10.24    Stock Option Agreement with Paul             Incorporated by reference
         B. Fireman

10.25    Split-Dollar Life Insurance                  Incorporated by reference
         Agreement with Paul B. Fireman

10.26    Letter Agreement with Paul R.                Incorporated by reference
         Duncan dated December 29, 1997

10.27    Employment Agreement with Kenneth            Incorporated by reference
         Watchmaker

10.28    Amended and Restated Change of               Filed herewith
         Control Agreement with Kenneth
         Watchmaker

10.29    Supplemental Retirement Program              Incorporated by reference
         for Kenneth Watchmaker

10.30    Change of Control Agreement with             Incorporated by reference
         Angel Martinez

10.31    Employment Agreement dated April             Incorporated by reference
         17, 1996 with Roger Best

10.32    Employment Agreement dated                   Incorporated by reference
         September 11, 1997 with Roger Best

10.33    Amended and Restated Change of               Filed herewith
         Control Agreement with James R.
         Jones, III

10.34    Change of Control Agreement with             Incorporated by reference
         Barry Nagler

10.35    Change of Control Agreement with             Filed herewith
         David A. Pace

10.36    Form of Non-Competition Agreements           Incorporated by reference
         signed by James R. Jones, III,
         Angel Martinez, Robert Meers,
         Barry Nagler, Kenneth Watchmaker,

         Anthony J. Tiberii, Terry R.
         Pillow, Paul R. Duncan, David A.
         Perdue and David A. Pace

10.37    Employment Agreement dated                   Incorporated by reference
         September 8, 1998 between Carl J.
         Yankowski and the Company

10.38    Promissory Note dated September              Incorporated by reference
         11, 1998 by Carl J. Yankowski


10.39    Letter Agreement dated July 14,              Incorporated by reference
         1998 between Robert Meers and the
         Company

10.40    Letter Agreement dated December              Filed herewith
         23, 1999 between Carl J. Yankowski
         and the Company

10.41    Agreement dated as of April 19,              Incorporated by reference
         1999 between the Company and Paul
         Fireman

10.42    Consent dated as of April 19, 1999           Incorporated by reference
         from Paul Fireman to the Company

10.43    Consent dated as of April 19, 1999           Incorporated by reference
         from Ken Watchmaker to the Company

12.1     Statement Re Computation of Ratio            Filed herewith
         of Earnings to Fixed Charges

21.1     List of Subsidiaries of the                  Filed herewith
         Company

23.1     Consent of Ernst & Young LLP                 Filed herewith

27.1     Financial Data Schedule                      Filed herewith