Form 10-Q
period 2000-03-31
REEBOK INTERNATIONAL LTD
filed 2000-05-15
CIK 770949

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 2000

Commission file number 1-9340


                            REEBOK INTERNATIONAL LTD.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Massachusetts                                     04-2678061
------------------------------------                   --------------------
  (State or other jurisdiction of                      (I.R.S. Employer
  incorporation or organization)                        Identification No.)


  100 Technology Center Drive, Stoughton, Massachusetts         02072
------------------------------------------------------------------------
      (Address of principal executive offices)                 (Zip Code)


                                 (781) 401-5000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  Yes  (X)       No  (  )

  The number of shares outstanding of registrant's common stock, par value $.01 per share, at May 5, 2000 was 56,683,660 shares.

REEBOK INTERNATIONAL LTD.


INDEX

PART I.    FINANCIAL INFORMATION:

Item 1     Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheets -
             March 31, 2000 and 1999, and
             December 31, 1999 . . . . . . . . . . . . . . . . . .      3-4

           Condensed Consolidated Statements of Income - Three
             months Ended March 31, 2000 and 1999. . . . . . . . .        5

           Condensed Consolidated Statements of Cash Flows -
             Three months Ended March 31, 2000 and 1999. . . . . .      6-7

           Notes to Condensed Consolidated Financial
               Statements . . . . . . . . . . . . . . . . . . . .      8-10

Item 2

           Management's Discussion and Analysis of Results
             Of Operations and Financial Condition . . . . . . . .    11-15


Part II.   OTHER INFORMATION:


Items 1-5  Not Applicable  . . . . . . . . . . . . . . . . . . . .       16


Item  6    Exhibits and Reports on Form 8-K  . . . . . . . . . . .       16

                   REEBOK INTERNATIONAL LTD. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (Amounts in thousands, except per share data)


                                              March 31,                December 31,
                                       2000              1999              1999
                                     ----------        ----------        ----------
                                              (Unaudited)               (See Note 1)
Current assets:
  Cash and cash equivalents          $  238,449        $  108,104        $  281,744
  Accounts receivable, net
    of allowance for doubtful
    accounts (March 2000,
    $43,997; March 1999,
    $45,646; December 1999,
    $46,217)                            574,914           611,854           417,404
  Inventory                             370,267           486,573           414,616
  Deferred income taxes                  77,455            77,878            88,127
  Prepaid expenses and other
    current assets                       45,042            57,976            41,227
                                     ----------        ----------        ----------

    Total current assets              1,306,127         1,342,385         1,243,118
                                     ----------        ----------        ----------

Property and equipment, net             161,496           176,470           178,111

Other non-current assets:
  Intangibles, net of
    amortization                         71,474            74,662            68,892
  Deferred income taxes                  46,474            46,782            43,868
  Other                                  23,134            31,611            30,139
                                     ----------        ----------        ----------

                                        141,082           153,055           142,899
                                     ----------        ----------        ----------

Total Assets                         $1,608,705        $1,671,910        $1,564,128
                                     ==========        ==========        ==========

                   REEBOK INTERNATIONAL LTD. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
                  (Amounts in thousands, except per share data)


                                                    March 31,                    December 31,
                                            2000                1999                1999
                                         -----------         -----------         -----------
                                                   (Unaudited)                   (See Note 1)
Current liabilities:
  Notes payable to banks                 $    23,665         $    60,696         $    27,614
  Commercial paper                                                11,274
  Current portion of
    long-term debt                           185,171              91,973             185,167
  Accounts payable                           148,715             138,579             153,998
  Accrued expenses                           277,415             231,562             248,822
  Income taxes payable                        19,829              36,514               8,302
                                         -----------         -----------         -----------
    Total current liabilities                654,795             570,598             623,903
                                         -----------         -----------         -----------
Long-term debt, net of
  current portion                            360,232             534,556             370,302

Minority interest and other
  long-term liabilities                       36,501              32,247              41,107

Commitments and contingencies

Stockholders' equity:
  Common stock, par value
   $.01; authorized 250,000
   shares; issued
   March 31, 2000, 93,426; issued
   March 31, 1999, 92,688;
   issued December 31, 1999,
   92,986                                        934                 927                 930
  Retained earnings                        1,205,754           1,174,782           1,170,885
  Less 36,716 shares
   in treasury at cost                      (617,620)           (617,620)           (617,620)
  Unearned compensation                       (2,928)                (10)
Accumulated other
   Comprehensive loss                        (28,963)            (23,570)            (25,379)
                                         -----------         -----------         -----------
                                             557,177             534,509             528,816
                                         -----------         -----------         -----------
Total liabilities and
  stockholders' equity                   $ 1,608,705         $ 1,671,910         $ 1,564,128
                                         ===========         ===========         ===========


The accompanying notes are an integral part of the condensed consolidated financial statements.

                   REEBOK INTERNATIONAL LTD. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (Amounts in thousands except per share data)
                                   (Unaudited)

                                        Three months Ended
                                              March 31,
                                     ---------------------------
                                       2000              1999
                                     ---------         ---------
Net sales                            $ 769,829         $ 785,784
Other income, net                        4,845             1,168
                                     ---------         ---------

                                       774,674           786,952

Costs and expenses:
  Cost of sales                        478,704           487,766
  Selling, general and
    administrative expenses            234,519           252,254
  Amortization of intangibles            1,120             1,136
  Interest expense                      10,081            13,996
  Interest income                       (4,306)           (1,395)
                                     ---------         ---------
                                       720,118           753,757
                                     ---------         ---------
Income before income
  taxes and minority interest           54,556            33,195

Income tax expense                      20,567            11,950
                                     ---------         ---------

Income before minority
  interest                              33,989            21,245

Minority interest                        2,277             3,340
                                     ---------         ---------

Net income                           $  31,712         $  17,905
                                     =========         =========

Basic earnings per share             $     .56         $     .32
                                     =========         =========

Diluted earnings per share           $     .56         $     .32
                                     =========         =========


The accompanying notes are an integral part of the condensed consolidated financial statements.

                   REEBOK INTERNATIONAL LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)


                                                              Three months Ended
                                                                 March 31,
                                                         ---------------------------
                                                            2000              1999
                                                         ---------         ---------
Cash flows from operating activities:
  Net income                                             $  31,712         $  17,905
  Adjustments to reconcile net income
    to net cash used for
    operating activities:
     Depreciation and amortization                          10,951            11,490
     Minority interest                                       2,277             3,340
     Deferred income taxes                                   8,142            (3,551)
     Net Gain on sale of assets                             (2,515)
     Changes in operating assets and liabilities:
       Accounts receivable                                (160,516)         (111,346)
       Inventory                                            36,215            37,407
       Prepaid expenses                                     (4,610)           (8,501)
       Other                                                 1,710            (2,428)
       Accounts payable and accrued expenses                15,321            (6,917)
       Income taxes payable                                 10,337            10,220
                                                         ---------         ---------
         Total adjustments                                 (82,688)          (70,286)
                                                         ---------         ---------

Net cash used for operating activities                     (50,976)          (52,381)

                                                         ---------         ---------
Cash flows from investing activities:
  Proceeds from the sale of assets                          30,506
  Payments to acquire property and
   equipment                                                (5,728)          (15,775)
  Investments in subsidiaries                               (1,390)
                                                         ---------         ---------


  Net cash provided by (used for)
   investing activities                                     23,388           (15,775)
                                                         ---------         ---------

                   REEBOK INTERNATIONAL LTD. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Cont'd)
                             (Amounts in thousands)
                                   (Unaudited)


                                                                Three months Ended
                                                                    March 31,
                                                          ---------------------------
                                                            2000              1999
                                                          ---------         ---------
Cash flows from financing activities:
  Net borrowings (payments) of notes
    payable to banks                                      $  (3,964)        $  43,733
  Proceeds from issuance of commercial paper                     --            11,274
  Payments of long-term debt                                 (9,959)          (42,569)
  Proceeds from issuance of common stock to
    employees                                                    --               133
  Dividends to minority shareholders                             --           (10,224)
  Repurchases of common stock                                    --           (16,559)
                                                          ---------         ---------

Net cash used for financing activities                      (13,923)          (14,212)
                                                          ---------         ---------

Effect of exchange rate changes on cash
  and cash equivalents                                       (1,784)           10,402
                                                          ---------         ---------

Net decrease in cash and cash equivalents                   (43,295)          (71,966)
                                                          ---------         ---------

Cash and cash equivalents at beginning of
  period                                                    281,744           180,070
                                                          ---------         ---------

Cash and cash equivalents at end of period                $ 238,449         $ 108,104
                                                          =========         =========

Supplemental disclosures of cash flow information:

                                                               2000              1999
                                                          ---------         ---------

Cash paid during the period for:
  Interest                                                $  11,480         $  13,753
  Income taxes                                                  775               920


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


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

Basis of Presentation
---------------------


The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles ("GAAP") for complete financial statements.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and reflect all adjustments (consisting of only normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods. The interim financial information and notes thereto should be read in conjunction with the Company's latest annual report to shareholders. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of results to be expected for the entire year.

Certain amounts in the prior year have been reclassified to conform to the 2000 presentation.


NOTE 2 - SPECIAL CHARGE
-----------------------



Details of the special charge activity are as follows:

                                                                                              Termination of
                                              Legal      Employee    Fixed Asset  Marketing     Leases and
                                 Total      Settlement   Severance   Write-downs  Contracts       Other
                                 -----      ----------   ---------   -----------  ---------       -----
Balance, December 31, 1999      $65,557      $21,424      $18,917      $15,534      $ 9,091      $   591

2000 Utilization                  3,782          315        2,786            0          565          116
                                -------      -------      -------      -------      -------      -------

Balance, March 31, 2000         $61,775      $21,109      $16,131      $15,534      $ 8,526      $   475
                                =======      =======      =======      =======      =======      =======


The fixed asset write-downs relate to assets that will be abandoned or sold. The remaining accruals will be utilized throughout fiscal 2000 and 2001, as leases expire, consolidations occur, contractual obligations come due and severance payments are made.

NOTE 3 - EARNINGS PER SHARE
---------------------------

The following table sets forth the computation of basic and diluted earnings per share (amounts in thousands, except per share data):

                                                  Three Months Ended
                                                       March 31
                                                 ---------------------
                                                   2000         1999
                                                 -------      -------
Numerator:
  Net income                                     $31,712      $17,905
                                                 -------      -------

Denominator for basic earnings per share:
  Weighted average shares                         56,270       56,065

  Dilutive employee stock
  options                                             28          476
                                                 -------      -------

Denominator for diluted earnings per share:
  Weighted average shares
  and assumed conversions                         56,298       56,541
                                                 =======      =======

Basic earnings per share                         $   .56      $   .32

Diluted earnings per share                       $   .56      $   .32


NOTE 4 - COMPREHENSIVE INCOME
-----------------------------

Comprehensive income for the three months ended March 31, 2000 and March 31, 1999 was $28,128 and $9,984 respectively. Comprehensive income for all periods presented represents net income and changes in foreign currency translation adjustments.

NOTE 5 - CONTINGENCIES
----------------------

The Company is involved in various legal proceedings generally incidental to its business. While it is not feasible to predict or determine the outcome of these proceedings, management does not believe that they should result in a materially adverse effect on the Company's financial position, results of operations or liquidity.

NOTE 6 - BUSINESS ACQUISITIONS AND DIVESTITURES
----------------------------------------------

During the first quarter of 2000, the Company acquired the remaining minority interest of certain of its Asia Pacific subsidiaries. The company also sold its Swiss and Russian subsidiaries to local management and disposed of certain non-operating assets. The impact of these events was not material to the consolidated financial statements.

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

Risks and uncertainties that could affect the Company's actual results and could cause such results to differ materially from those contained in forward-looking statements made by or on behalf of the Company include, but are not limited to, the following: technological, marketing, product, promotional or other success by one or more of the Company's competitors; changes in consumer preferences; failure by the Company to adequately forecast consumer demand and sales volume, leading to increased spending, inventory risk, tooling and other costs; inability to obtain desired pricing margins and profitability because of industry conditions, production inefficiencies, increased costs of goods, currency trends, the general retail environment or the lack of success of the Company's products or marketing; higher-than-anticipated levels of customer cancellations or returns; lack of success in the Company's retail operations due to general retail market conditions or loss of market share to competitors; failure to meet delivery deadlines because of design, production or distribution problems; currency fluctuations, government actions, import regulations, political instability or general economic factors that negatively impact the Company's business in one or more international regions; interruption or unavailability of sources of supply; inability to make timely payments on the Company's indebtedness or to meet debt covenants; loss of one or more significant customers; inability to protect significant trademarks, patents or other intellectual property of the Company; negative results in litigation; general economic factors impacting consumer purchasing power and preferences; changes in the Company's tax rate or its ability to fully utilize deferred tax assets; the Company's ability to achieve desired operating and logistical efficiencies in the areas of distribution and information systems; disruptions due to Year 2000 non-compliance in the systems of its key suppliers, customers, distributors or other business partners; and other factors mentioned or incorporated by reference in this report or other reports.

This list of risk factors is not exhaustive. Other risks and uncertainties are discussed elsewhere in this report and in further detail under the caption entitled Issues and Uncertainties included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 which has been filed with the Securities and Exchange Commission and is incorporated herein by reference. In addition, the Company operates in a highly competitive and rapidly changing environment. Therefore, new risk factors can arise, and it is not possible for management to predict all such risk factors, nor to assess the impact of all such risk factors on the Company's business or the extent to which any individual risk factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement. Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

Operating Results
-----------------


First Quarter 2000 Compared to First Quarter 1999
---------------------------------------------------


Net sales for the quarter ended March 31, 2000 were $769.8 million, a 2.0% decrease from 1999's first quarter net sales of $785.8 million. The Reebok Division's worldwide sales (including the sales of the Greg Norman Collection) were $641.5 million, a 1.5% decrease from sales of $651.5 million in the first quarter of 1999. Fluctuation in the Euro is adversely impacting net sales comparisons. On a constant dollar basis, which eliminates the effect of currency fluctuations, worldwide sales for the Reebok Division increased approximately $12.0 million, or 1.9% in the first quarter. U.S. footwear sales of the Reebok Brand decreased 3.0% to $258.2 million in the first quarter of 2000 from $266.3 million in the first quarter of 1999. Despite the sales decline, U.S. footwear sales in most categories increased. U.S. apparel sales of the Reebok Division (including the sales of the Greg Norman Collection) decreased in the first quarter by 15.4% to $57.7 million from $68.2 million in the first quarter of 1999. Despite the sales decline in the quarter, the Company's apparel profits increased, as gross margin improved over 1000 basis points and expenses declined 27%. Sales of Greg Norman apparel decreased 11.7% as compared to the first quarter of 1999, however, gross margins improved by 360 basis points and the division generated a net profit in the current quarter as compared to a loss during the first quarter of 1999.

International sales of the Reebok Brand (including footwear and apparel) were $325.6 million in the first quarter of 2000, an increase of 2.7% from $317.0 million in the first quarter of 1999. On a constant dollar basis, International sales increased by 8.5% in the first quarter of 2000 as compared to the first quarter 1999. International comparisons were also adversely impacted by the changes to the Company's international distribution network. Effective January 1, 2000, the Company's Switzerland and Russia subsidiaries were sold and became independent distributors. European sales increased $5.1 million or 2.1%. However, removing the adverse impact of currency and the effect of the sale of Russia and Switzerland, net sales in Europe increased approximately 11.0% as compared to the first quarter of 1999. The Asia Pacific region reported a sales increase of 10.2% in the quarter. In Latin America, the Company's sales to its independent distributors increased approximately 88% as these distributors increased their purchases to meet local consumer demand. International categories that generated sales increases in the first quarter of 2000 were running, tennis, basketball and cross-training. International apparel sales decreased approximately 3.0%.

Rockport's first quarter 2000 sales were $101.0 million as compared to sales of $109.7 million in the first quarter of 1999. Domestic sales for the Rockport brand decreased by 8.9% and International sales decreased by 7.3%. Domestically, sales decreased in most categories. In the second half of 2000, the Company plans to substantially increase the quantity of new product introductions. The Company's new World Tour shoe collection, which will debut at retail in July, will be the largest product launch in the history of The Rockport Company. International revenues accounted for 27.9% of Rockport's sales in the first quarter of 2000 as compared to 27.7% in the first quarter of 1999.

Sales of the Company's Polo Ralph Lauren Footwear products were $27.3 million in the first quarter of 2000, an increase of 11.0% from $24.6 million in the first quarter of 1999.

During the first quarter of 2000, the Company's overall gross margin was 37.8% of sales, this compares to 37.9% for 1999's first quarter. During the first quarter of 2000, the impact of improved initial pricing margins, lower markdowns and fewer closeout sales in the U.S. was offset by margin erosion in Europe caused by the weakening of the Euro against the U.S. dollar.

Selling, general and administrative expenses for the first quarter of 2000 were $234.5 million, or 30.5% of sales, as compared to $252.3 million, or 32.1% of sales in 1999's first quarter. The Company has benefited from programs initiated in the prior year to reduce general and administrative spending to a lower percentage of sales. The Company plans to continue to work to reduce non-brand building expenses and to invest most of these cost savings into increased marketing and other expenses to support all of the Company's brands.

Net interest expense was $5.8 million for the first quarter of 2000, a decrease of $6.8 million as compared to the first quarter of 1999. The decrease was a result of improved cash flow and debt repayment. Other income is the net effect of foreign exchange losses offset by the gain on sale of certain non-operating assets.

The effective income tax rate was 37.7% in the first quarter of 2000 as compared to 36.0% in the first quarter of 1999. Looking forward, dependent on the geographic mix of earnings in

2000, the Company expects the first quarter 2000 rate to be indicative of the full year 2000 rate. However, the rate could fluctuate from quarter to quarter depending on where the Company earns income geographically, and, if the Company incurs non-benefitable losses in certain jurisdictions, the rate could increase further.

Reebok Brand Backlog of Open Orders
-----------------------------------

The Reebok Brand backlog (including Greg Norman Collection apparel) of open customer orders scheduled for delivery during the period April 1, 2000 through September 30, 2000 declined 1.3% as compared to the same period last year. North American backlog for the Reebok Brand, which includes the U.S. and Canada, decreased 1.6%, and, the International backlog decreased 1.0%. On a constant dollar basis, worldwide Reebok Brand backlog increased 1.8%, and International backlog increased 6.6%. U.S. footwear backlog increased 3.0% and U.S. apparel backlog (including Greg Norman Collection apparel) decreased 29.4% as compared to the same period last year. These backlog comparisons are not necessarily indicative of future sales trends. Many orders are cancelable, sales by Company-owned retail stores can vary from year to year, many markets in Latin America and Asia Pacific are not included in the open orders since sales are made by independent distributors and the ratio of orders booked early to at-once shipments can vary from period to period.

Liquidity and Sources of Capital
--------------------------------

At March 31, 2000 the Company's working capital was $651.3 million as compared with $771.8 million at March 31, 1999. The second quarter 1999 reclassification to a current liability of the $100.0 million medium-term note due in May 2000 resulted in a portion of the working capital reduction. In addition, the Company repaid $64.7 million of debt during the preceding twelve-month period which further reduced working capital. The current ratio at March 31, 2000 and December 31, 1999 was 2.0 to 1 as compared to 2.4 to 1 at March 31, 1999.

Accounts receivable decreased by $36.9 million from March 31, 1999, a decrease of 6.0%. The decrease is due to an improvement in DSO as well as the sales decline. Inventory decreased by $116.3 million or 23.9% from March 31, 1999. This decrease is in line with the Company's plans. In the U.S., the Company's Reebok Brand footwear inventories were down 47.9%. U.S. Reebok Brand apparel inventories were down 18.8% and retail inventories were down 3.6% from last year. Inventories of all brands outside the U.S. decreased 19.9%. The Company believes that the overall condition of its inventory at wholesale and at retail has improved from last year, with more of the inventory being current product.

Cash used for operations during the first quarter of 2000 was $50.9 million, as compared to $52.4 million during the first quarter of 1999. Cash provided by investing activities was $24.1 million as a result of the proceeds of $30.5 million from the sale of certain assets. Capital expenditures for the first quarter of 2000 were $5.7 million, a decrease from 1999 due to the timing of investments in the Company's European Logistics and Shared Service Companies, international retail expansion and other information systems initiatives. Cash generated from operations during the balance of 2000, together with the Company's existing credit lines and other financial resources, is expected to adequately finance the Company's current and planned 2000 cash requirements. However, the Company's actual experience may differ from the expectations set forth in the preceding sentence. Factors that might lead to a difference include, but are not limited to, the matters discussed above and under the caption entitled Issues and Uncertainties included in the Company's Annual Report of Form 10-K as well as future events that might have the effect of reducing the Company's available cash balances (such as unexpected operating losses or increased capital or other expenditures, as well as increases in the Company's inventory or accounts receivable) or future events that might reduce or eliminate the availability of external financial resources.

                           PART II - OTHER INFORMATION


Item 1-5

Not applicable

Item 6

(a)   Exhibits:

10.8.1. Second Amended and Restated Credit and Guarantee Agreement, dated as of March 22, 2000 among the Company, Reebok International Limited, the Lenders and Co-Agents named therein, Citibank N.A. as Documentation Agent and Credit Suisse First Boston as Administrative Agent.

 27.       Financial Data Schedule

(b) Reports on Form 8-K:

    There were no reports on form 8-K filed during the quarter ended March 31, 2000.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  May 12, 2000




                                    REEBOK INTERNATIONAL LTD.


                              BY:   /s/ KENNETH WATCHMAKER
                                    -------------------------
                                    Kenneth Watchmaker
                                    Executive Vice President and
                                    Chief Financial Officer