Form 10-Q
period 2000-06-30
REEBOK INTERNATIONAL LTD
filed 2000-08-14
CIK 770949

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


  For the quarterly period ended June 30, 2000

  Commission file number 1-9340


                            REEBOK INTERNATIONAL LTD.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Massachusetts                                    04-2678061
-------------------------------                         -------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)



1895 J.W. Foster Boulevard, Canton, Massachusetts               02021
--------------------------------------------------------------------------------
    (Address of principal executive offices)                  (Zip Code)


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

  Yes  (X)       No  (  )

The number of shares outstanding of registrant's common stock, par value $.01 per share, at August 4, 2000 was 56,910,348 shares.

REEBOK INTERNATIONAL LTD.


INDEX

PART I.    FINANCIAL INFORMATION:

Item 1     Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheets - June 30, 2000 and 1999,
             and December 31, 1999........................................   3-4

           Condensed Consolidated Statements of Income - Three
             and Six months Ended June 30, 2000 and 1999..................     5

           Condensed Consolidated Statements of Cash Flows -
             Six months Ended June 30, 2000 and 1999......................   6-7

           Notes to Condensed Consolidated Financial
             Statements...................................................  8-12

Item 2

           Management's Discussion and Analysis of Results
             Of Operations and Financial Condition........................ 13-19


Part II.   OTHER INFORMATION:


Item 1    Not Applicable..................................................    20

Item 2    Changes in Securities and Use of Proceeds.......................    20

Item 3    Not Applicable..................................................    20

Item 4    Submission of Matters to a Vote of Security Holders.............    20

Item 5    Not Applicable..................................................    21

Item 6    Exhibits........................................................    21

                   REEBOK INTERNATIONAL LTD. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (Amounts in thousands, except per share data)

                                              June 30,              December 31,
                                        2000           1999            1999
                                    ----------      ----------      ------------
                                           (Unaudited)              (See Note 1)
Current assets:
  Cash and cash equivalents         $  212,572      $  150,111      $  281,744
  Accounts receivable, net
    of allowance for doubtful
    accounts (June 2000, $46,532;
    June 1999, $51,426;
    December 1999, $46,217)            496,625         512,970         417,404
  Inventory                            405,528         502,030         414,616
  Deferred income taxes                 69,331          70,627          88,127
  Prepaid expenses and other
    current assets                      42,919          56,219          41,227
                                    ----------      ----------      ----------

    Total current assets             1,226,975       1,291,957       1,243,118
                                    ----------      ----------      ----------

Property and equipment, net            161,255         181,717         178,111

Other non-current assets:
  Intangibles, net of
    amortization                        71,562          73,017          68,892
  Deferred income taxes                 41,746          49,993          43,868
  Other                                 21,087          31,519          30,139
                                    ----------      ----------      ----------

                                       134,395         154,529         142,899
                                    ----------      ----------      ----------

Total Assets                        $1,522,625      $1,628,203      $1,564,128
                                    ==========      ==========      ==========

                   REEBOK INTERNATIONAL LTD. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
                  (Amounts in thousands, except per share data)

                                                   June 30,                 December 31,
                                           2000              1999               1999
                                        -----------       -----------       ------------
                                                  (Unaudited)               (See Note 1)
Current liabilities:
  Notes payable to banks                $    19,097       $    45,826       $    27,614
  Current portion of
    long-term debt                           85,176           185,172           185,167
  Accounts payable                          171,964           159,747           153,998
  Accrued expenses                          310,199           219,495           241,322
  Income taxes payable                        4,320            28,944             8,302
                                        -----------       -----------       -----------
    Total current liabilities               590,756           639,184           616,403
                                        -----------       -----------       -----------
Long-term debt, net of
  current portion                           339,843           423,619           370,302

Minority interest and other
 long-term liabilities                       34,741            29,518            48,607

Commitments and contingencies

Stockholders' equity:
  Common stock, par value
   $.01; authorized 250,000
   shares; issued June 30,
   2000, 95,604; issued June
   30, 1999, 92,822; issued
   December 31, 1999, 92,986                    956               928               930
  Retained earnings                       1,245,293         1,181,121         1,170,885
  Less shares in treasury
  at cost: June 30, 2000,
  38,716; June 30, 1999,
  36,716; December 31,1999, 36,716         (653,370)         (617,620)         (617,620)
  Unearned compensation                      (2,690)
  Accumulated other
   Comprehensive loss                       (32,904)          (28,547)          (25,379)
                                        -----------       -----------       -----------
                                            557,285           535,882           528,816
                                        -----------       -----------       -----------
Total liabilities and
  stockholders' equity                  $ 1,522,625       $ 1,628,203       $ 1,564,128
                                        ===========       ===========       ===========


The accompanying notes are an integral part of the condensed consolidated financial statements.

                   REEBOK INTERNATIONAL LTD. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (Amounts in thousands except per share data)
                                   (Unaudited)

                                         Three months Ended                 Six months Ended
                                               June 30                           June 30,
                                   -----------------------------       -----------------------------
                                       2000              1999              2000             1999
                                   -----------       -----------       -----------       -----------
Net sales                          $   685,076       $   697,393       $ 1,454,905       $ 1,483,177
Other income (expense), net               (916)           (2,740)            3,929            (1,572)
                                   -----------       -----------       -----------       -----------
                                       684,160           694,653         1,458,834         1,481,605

Costs and expenses:
  Cost of sales                        423,614           432,592           902,318           920,358
  Selling, general and
    administrative expenses            234,799           243,357           469,318           495,611
  Amortization of intangibles            1,059             1,599             2,179             2,735
  Interest expense                      10,940            12,431            21,021            26,427
  Interest income                       (3,774)           (1,582)           (8,080)           (2,977)
                                   -----------       -----------       -----------       -----------
                                       666,638           688,397         1,386,756         1,442,154
                                   -----------       -----------       -----------       -----------
Income before income
  taxes and minority interest           17,522             6,256            72,078            39,451

Income tax expense                       6,606             2,252            27,173            14,202
                                   -----------       -----------       -----------       -----------
Income before minority
  interest                              10,916             4,004            44,905            25,249

Minority interest                          246              (564)            2,523             2,776
                                   -----------       -----------       -----------       -----------

Net income                         $    10,670       $     4,568       $    42,382       $    22,473
                                   ===========       ===========       ===========       ===========

Basic earnings per share           $       .19       $       .08       $       .75       $       .40
                                   ===========       ===========       ===========       ===========

Diluted earnings per share         $       .19       $       .08       $       .74       $       .40
                                   ===========       ===========       ===========       ===========


The accompanying notes are an integral part of the condensed consolidated financial statements.

                   REEBOK INTERNATIONAL LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)

                                                     Six months Ended
                                                          June 30,
                                                  -----------------------
                                                    2000           1999
                                                  --------       --------
Cash flows from operating activities:
  Net income                                      $ 42,382       $ 22,473
  Adjustments to reconcile net income
    to net cash provided by
    operating activities:
     Depreciation and amortization                  21,508         22,622
     Minority interest                               2,523          2,776
     Deferred income taxes                          18,975         (2,767)
     Net gain on sale of assets                     (2,518)
     Changes in operating assets and
      liabilities:
       Accounts receivable                         (84,723)       (15,634)
       Inventory                                    (4,117)        19,649
       Prepaid expenses                             (2,681)        (7,107)
       Other                                         1,562         (3,371)
       Accounts payable and accrued expenses        66,595          2,857
       Income taxes payable                         (4,495)         5,459
                                                  --------       --------
         Total adjustments                          12,629         24,484
                                                  --------       --------

Net cash provided by
 operating activities                               55,011         46,957
                                                  --------       --------
Cash flows from investing activities:

   Proceeds from the sale of assets                 30,506
   Payments to acquire property and
     equipment                                     (15,135)       (29,238)
   Investments in subsidiaries                      (1,390)
                                                  --------       --------


  Net cash provided by (used for)
   investing activities                             13,981        (29,238)
                                                  --------       --------

                   REEBOK INTERNATIONAL LTD. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Cont'd)
                             (Amounts in thousands)
                                   (Unaudited)


                                                            Six months Ended
                                                                June 30,
                                                        -------------------------
                                                          2000            1999
                                                        ---------       ---------
Cash flows from financing activities:
  Net borrowings (payments) of notes
    payable to banks                                    $  (7,715)      $  21,931
  Payments of long-term debt                             (129,976)        (53,060)
  Proceeds from issuance of common stock to
    employees                                               1,667           1,904
  Dividends to minority shareholders                                      (10,224)
  Repurchases of common stock                                             (16,559)
                                                        ---------       ---------

Net cash used for financing activities                   (136,024)        (56,008)
                                                        ---------       ---------

Effect of exchange rate changes on cash
  and cash equivalents                                     (2,140)          8,330
                                                        ---------       ---------

Net decrease in cash and cash equivalents                 (69,172)        (29,959)
                                                        ---------       ---------

Cash and cash equivalents at beginning of
  period                                                  281,744         180,070
                                                        ---------       ---------

Cash and cash equivalents at end of period              $ 212,572       $ 150,111
                                                        =========       =========

Supplemental disclosures of cash flow information:

                                                           2000           1999
                                                        ---------       ---------
Cash paid during the period for:
  Interest                                              $  22,595       $  26,285
  Income taxes                                              9,294           3,559



The accompanying notes are an integral part of the condensed consolidated financial statements.

                   REEBOK INTERNATIONAL LTD. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                (Dollar amounts in thousands, except share data)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles ("GAAP") for complete financial statements.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and reflect all adjustments (consisting of only normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods. The interim financial information and notes thereto should be read in conjunction with the Company's latest annual report to shareholders. The results of operations for the six months ended June 30, 2000 are not necessarily indicative of results to be expected for the entire year.

Certain amounts in the prior year have been reclassified to conform to the 2000 presentation.


NOTE 2 - SPECIAL CHARGE

Details of the special charge activity are as follows:


                                                                                                                   Termination of
                                                     Legal        Employee        Fixed Asset       Marketing        Leases and
                                    Total         Settlement      Severance       Write-downs       Contracts          Other
                                    -----         ----------      ---------       -----------       ---------      -------------
Balance, December 31, 1999         $65,557          $21,424       $  18,917        $  15,534        $   9,091          $591

2000 Utilization                     9,580              691           5,119            2,386            1,131           253
                                   -------          -------       ---------        ---------        ---------          ----

Balance, June 30, 2000             $55,977          $20,733       $  13,798        $  13,148        $   7,960          $338
                                   =======          =======       =========        =========        =========          ====


The fixed asset write-downs relate to assets that will be abandoned or sold. The remaining accruals will be utilized throughout fiscal 2000 and 2001, as leases expire, consolidations occur, contractual obligations come due and severance payments are made.

NOTE 3 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (amounts in thousands, except per share data):

                                 Three Months Ended          Six Months Ended
                                       June 30                   June 30
                                --------------------      --------------------
                                  2000         1999        2000          1999
                                -------      -------      -------      -------
Numerator:
  Net income                    $10,670      $ 4,568      $42,382      $22,473
                                -------      -------      -------      -------
Denominator for basic
earnings per share:
  Weighted average shares        56,688       55,975       56,606       56,020

  Dilutive employee stock
  options                           762          902          494          707
                                -------      -------      -------      -------
Denominator for diluted
earnings per share:
  Weighted average shares
  and assumed conversions        57,450       56,877       57,100       56,727
                                =======      =======      =======      =======

Basic earnings per share        $   .19      $   .08      $   .75      $   .40

Diluted earnings per share      $   .19      $   .08      $   .74      $   .40


NOTE 4 - COMPREHENSIVE INCOME


Comprehensive income (loss) for the quarter ended June 30, 2000 and June 30, 1999 was $6,729 and $(409) respectively. Comprehensive income for the six months ended June 30, 2000 and June 30, 1999 was $34,857 and $9,575 respectively. Comprehensive income for all periods presented represents net income and changes in foreign currency translation adjustments.

NOTE 5 - CONTINGENCIES


The Company is involved in various legal proceedings generally incidental to its business. While it is not feasible to predict or determine the outcome of these proceedings, management does not believe that they should result in a materially adverse effect on the Company's financial position, results of operations or liquidity.

NOTE 6 - ACQUISITION OF TREASURY STOCK


During the second quarter of 2000, the Company acquired 2,000,000 shares of treasury stock in a non cash exchange pursuant to a stock option exercise by a major shareholder. See Item 2.

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

OPERATING RESULTS


SECOND QUARTER 2000 COMPARED TO SECOND QUARTER 1999


Net sales for the quarter ended June 30, 2000 were $685.1 million, a 1.8% decrease from 1999's second quarter net sales of $697.4 million. The Reebok Division's worldwide sales (including the sales of the Greg Norman Collection) were $559.6 million, a 1.8% decrease from sales of $570.1 million in the second quarter of 1999. Sales comparisons are adversely affected by the weakening of the Euro over the past several quarters. On a constant dollar basis, which eliminates the effect of currency fluctuations, worldwide sales for the Reebok Division increased approximately $1.6 million or .3%. U.S. footwear sales of the Reebok Brand increased .9% to $247.3 million in the second quarter of 2000 from $245.1 million in the second quarter of 1999. Consistent with the Company's strategy to focus on certain key franchises, U.S. footwear sales in many categories increased. The Basketball category doubled and the running, men's and women's training and children's categories experienced double digit growth. The Classics category declined, as planned, partially due to the timing of the separate product launches which is in line with the Company's three tiered segmentation strategy. The Company expects the Classics category in the U.S. to grow in the second half of 2000. U.S. apparel sales of the Reebok Division (including the sales of the Greg Norman Collection) decreased in the second quarter by 10.6% to $52.9 million from $59.2 million in the second quarter of 1999. Despite the sales decline in the quarter, the Company's apparel profits increased, as gross margin improved over 710 basis points and expenses declined

17.3%. Sales of Greg Norman apparel decreased 11.3% as compared to the second quarter of 1999, however, gross margins improved by 1310 basis points domestically and operating expenses declined 5.1% in the current quarter as compared to the second quarter of 1999.

International sales of the Reebok Brand (including footwear and apparel) were $259.4 million in the second quarter of 2000, a decrease of 2.4% from $265.8 million in the second quarter of 1999. On a constant dollar basis, International sales increased approximately 2.0% in the second quarter of 2000 as compared to the second quarter 1999. International comparisons were also adversely impacted by the changes to the Company's international distribution network. Effective January 1, 2000, the Company's Switzerland and Russia subsidiaries were sold and became independent distributors. Also, last year at this time, the Company had issues with the opening of its new European Distribution Center which caused shipping delays. This resulted in shipping what should have been first quarter 1999 sales for Germany in the second quarter of 1999. European sales decreased $25.1 million or 12.4%. However, removing the adverse impact of currency, the effect of the sale of Russia and Switzerland and the effect of the timing of Germany shipments last year at this time, net sales in Europe increased $10.4 million or 6.2% as compared to the second quarter of 1999. The Asia Pacific region reported a sales increase of 25.1% in the quarter. In Latin America, the Company's sales to its independent distributors increased approximately 17.9% as these distributors increased their purchases to meet local consumer demand. International categories that generated sales increases in the second quarter of 2000 were basketball, running, tennis, and women's fitness. International footwear sales increased approximately 3.1%, whereas international apparel sales decreased by approximately 7.2%.

Rockport's second quarter 2000 sales were $96.8 million as compared to sales of $104.0 million in the second quarter of 1999. Domestic sales for the Rockport brand decreased by 12.7% ,while International sales increased by 10.7%. Domestically, sales decreased in most categories. In the second half of 2000, the Company plans to substantially increase the quantity of new product introductions. The Company's new World Tour shoe collection, which debuted at retail in July, will be the largest product launch in the history of The Rockport Company. The launch is supported by a fully integrated marketing program, including print and radio advertising. Initial sell-through results for this collection have been encouraging. International revenues accounted for 23.3% of Rockport's sales in the second quarter of 2000 as compared to 19.6% in the second quarter of 1999.

Sales of the Company's Polo Ralph Lauren Footwear products were $28.7 million in the second quarter of 2000, an increase of 23.2% from $23.3 million in the second quarter of 1999. This division continues to expand its product offerings to reach an even broader consumer with the introduction in the second half of this year of a children's and a jeans line of footwear.

During the second quarter of 2000, the Company's overall gross margin was 38.2% of sales, this compares to 38.0% for 1999's second quarter. During the quarter, the Company continued to improve the Reebok Brand margins due to improved inventory management, reduced cancellations and fewer closeout sales. Some of this improvement was offset by margin erosion in Europe caused by the weakening of the Euro against the U.S. dollar.

Selling, general and administrative expenses for the second quarter of 2000 were $234.8 million, or 34.3% of sales, as compared to $243.4 million, or 34.9% of sales in 1999's second quarter. The Company has benefited from programs initiated in the prior year to reduce total general and administrative spending however, the Company recognizes the need to lower general and administrative expenses as a percentage of sales. The Company plans to continue to work to reduce non-brand building expenses and to find additional operating efficiencies within the organization in order to accomplish this. In addition, if revenues increase, the Company could generate operating leverage from such sales improvement.

Net interest expense was $7.2 million for the second quarter of 2000, a decrease of $3.7 million as compared to the second quarter of 1999. The decrease was a result of improved cash flow and debt repayments.

The effective income tax rate was 37.7% in the second quarter of 2000 as compared to 36.0% in the second quarter of 1999. However, the rate could fluctuate from quarter to quarter depending on where the Company earns income geographically, and, if the Company incurs non-benefitable losses in certain jurisdictions, the rate could increase further.

FIRST SIX MONTHS 2000 COMPARED TO FIRST SIX MONTHS 1999


Net sales for the first six months ended June 30, 2000 were $1.455 billion, a 1.9% decrease from 1999's first six months net sales of $1.483 billion. The Reebok Division's worldwide sales (including the sales of the Greg Norman Collection) were $1.201 billion, a 1.7% decrease from sales of $1.222 billion in the first six months of 1999. U.S. footwear sales of the Reebok Brand decreased 1.2% to $505.5 million in the first six months of 2000 from $511.4 million in the first six months of 1999. Sales comparisons are adversely affected by the weakening of the Euro over the past several quarters. On a constant dollar basis, which eliminates the effect of currency fluctuations, worldwide sales for the Reebok Division increased approximately $13.6 million or 2.6%. Consistent with the Company's strategy to focus on certain key franchises, U.S. footwear sales in many categories increased, including basketball, running, men's and women's training and children's. The Classics category declined, as planned, partially due to the timing of the separate product launches which is in line with the Company's three tiered segmentation strategy. The Company expects the Classics category in the U.S. to grow in the second half of 2000. U.S. apparel sales of the Reebok Division (including the sales of the Greg Norman Collection) decreased in the first six months by 13.2% to $110.6 million from $127.4 million in the first six months of 1999. Despite the sales decline in the first six months, the Company's apparel profits increased, as gross margin improved 960 basis points and expenses declined 22.6%. Sales of Greg Norman apparel decreased 11.5% as compared to the first six months of 1999, however, gross margins improved by 860 basis points and operating expenses declined 10.2% in the first six months of 2000 as compared to the first six months of 1999.

International sales of the Reebok Brand (including footwear and apparel) were $585.0 million in the first six months of 2000, an increase of .4% from $582.8 million in the first six months of 1999. On a constant dollar basis, International sales increased approximately 8.9% in the first six months of 2000 as compared to the first six months of 1999. International comparisons were also adversely impacted by the changes to the Company's international distribution network. Effective January 1, 2000, the Company's Switzerland and Russia subsidiaries were sold and became independent distributors. European sales decreased $30.4 million or 6.7%. However, removing the adverse impact of currency and the effect of the sale of Russia and Switzerland, net sales in Europe increased approximately 5.6% as compared to the first six months of 1999. The Asia Pacific region reported a sales increase of 17.8% in the six months ended June 2000. In Latin America, the Company's sales to its independent distributors increased approximately 44% as these distributors increased their purchases to meet local consumer demand. International categories that generated sales increases in the first six months of 2000 were basketball, running, tennis, and women's fitness. International footwear sales increased approximately 6.5%, whereas international apparel sales decreased by approximately 4.8%.

Rockport's sales for the first six months of 2000 were $197.8 million as compared to sales of $213.7 million in the first six months of 1999. Domestic sales for the Rockport brand decreased by 10.8% and International sales were flat. Domestically, sales decreased in most categories. In the second half of 2000, the Company plans to substantially increase the quantity of new product introductions. The Company's new World Tour shoe collection, which debuted at retail in July, will be the largest product launch in the history of The Rockport Company. The launch is supported by a fully integrated marketing program, including print and radio advertising. Initial sell-through results for this collection have been encouraging. International revenues accounted for 25.6% of Rockport's sales in the second quarter of 2000 as compared to 23.6% in first six months of 1999.

Sales of the Company's Polo Ralph Lauren Footwear products were $56.0 million in the first six months of 2000, an increase of 16.9% from

$47.9 million in the first six months of 1999. This division continues to expand its product offerings to reach an even broader consumer with the introduction in the second half of this year of a children's and a jeans line of footwear.

During the first six months of 2000, the Company's overall gross margin was 38.0% of sales, this compares to 37.9% for 1999's first six months. During the first six months of 2000, the Company continued to improve the Reebok Brand margins due to improved inventory management, reduced cancellations and fewer closeout sales. Some of this improvement was offset by margin erosion in Europe caused by the weakening of the Euro against the U.S. dollar.

Selling, general and administrative expenses for the first six months of 2000 were $469.3 million, or 32.3% of sales, as compared to $495.6 million, or 33.4% of sales in 1999's first six months. The Company has benefited from programs initiated in the prior year to reduce total general and administrative spending however, the Company recognizes the need to lower general and administrative expenses as a percentage of sales. The Company plans to continue to work to reduce non-brand building expenses and to find additional operating efficiencies within the organization in order to accomplish this. In addition, if revenues increase, the Company could generate operating leverage from such sales improvement.

Net interest expense was $12.9 million for the first six months of 2000, a decrease of $10.5 million as compared to the first six months of 1999. The decrease was a result of improved cash flow and debt repayments. Other income is the net effect of foreign exchange losses offset by the gain on sale of certain non-operating assets.

The effective income tax rate was 37.7% in the first six months of 2000 as compared to 36.0% in the first six months of 1999. However, the rate could fluctuate from quarter to quarter depending on where the Company earns income geographically, and, if the Company incurs non-benefitable losses in certain jurisdictions, the rate could increase further.


REEBOK BRAND BACKLOG OF OPEN ORDERS


The Reebok Brand backlog (including Greg Norman Collection apparel) of open customer orders scheduled for delivery during the period July 1, 2000 through December 31, 2000 declined 1.5% as compared to the same period last year. North American backlog for the Reebok Brand, which includes the U.S. and Canada, increased 1.9%, and, the International backlog decreased 5.8%. On a constant dollar basis, worldwide Reebok Brand backlog increased .8%, and International backlog decreased .6%. U.S. footwear backlog increased 6.2%, which is the fourth consecutive quarter of improvement. U.S. apparel backlog (including Greg Norman Collection apparel) decreased 17.6% as compared to the same period last year. While the apparel backlog was down, all of that decline is in the third quarter, with the fourth quarter being positive. These backlog comparisons are not necessarily indicative of future sales trends. Many orders are cancelable, sales by Company-owned retail stores can vary from year to year, many markets in Latin America and Asia Pacific are not included in the open orders since sales are made by independent distributors and the ratio of orders booked early to at-once shipments can vary from period to period.


LIQUIDITY AND SOURCES OF CAPITAL

At June 30, 2000 the Company's working capital was $628.0 million as compared with $652.8 million at June 30, 1999. The current ratio at June 30, 2000 was 2.1 to 1, as compared to 2.0 to 1 at December 31, 1999 and June 30, 1999. Outstanding bank indebtedness has been reduced by $210.5 million over the last twelve months whereas the Company's cash position as compared with a year ago has increased $62.5 million.

Accounts receivable decreased by $16.3 million from June 30, 1999, a decrease of 3.2%. Inventory decreased by $96.5 million or 19.2% from June 30, 1999. This decrease is in line with the Company's plans. In the U.S., the Company's Reebok Brand footwear inventories were down 36.5%. U.S. Reebok Brand apparel inventories were down 32.9% and retail inventories were up 2.6% from last year. Inventories of all brands outside the U.S. decreased 20.0%.

Cash provided by operations during the first six months of 2000 was $55.0 million, as compared to $47.0 million the first six months of 1999. Cash provided by investing activities was $14.0 million as a result of the proceeds of $30.5 million from the sale of certain assets. Capital expenditures for the six months ended June 30, 2000 were $15.1 million, a decrease from 1999 due to higher investments in 1999 for the Company's European Logistics and Shared Service Companies, international retail expansion and other information systems initiatives. Cash generated from operations during the balance of 2000, together with the Company's existing credit lines and other financial resources, is expected to adequately finance the Company's current and planned 2000 cash requirements. However, the Company's actual experience may differ from the expectations set forth in the preceding sentence. Factors that might lead to a difference include, but are not limited to, the matters discussed above and under the caption entitled Issues and Uncertainties included in the Company's Annual Report of Form 10-K as well as future events that might have the effect of reducing the Company's available cash balances (such as unexpected operating losses or increased capital or other expenditures, as well as increases in the Company's inventory or accounts receivable) or future events that might reduce or eliminate the availability of external financial resources.

                           PART II - OTHER INFORMATION

ITEM 1

Not Applicable

ITEM 2   CHANGES IN SECURITIES AND USE OF PROCEEDS

The Company hereby incorporates by reference its Current Report on Form 8-K it filed with the Commission June 6, 2000.

ITEM 3

Not Applicable

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Shareholders on May 2, 2000. At the Annual Meeting:

     1. Two Class I members of the Board of Directors were elected by shareholders with no abstentions or broker non-votes.

          Name of Director       Votes For                      Votes Against
          ----------------       ---------                      -------------

          Mannie L. Jackson      41,379,587                       3,702,824
          Geofrey Nunes          41,378,682                       3,703,729

          The terms of office for Paul R. Duncan, William F. Glavin, Richard G. Lesser, Paul B. Fireman, and Thomas M. Ryan as Directors of the Company continued after the Annual Meeting.

     2. A shareholder proposal requesting that the Board of Directors take action to declassify the Board was passed by a vote of 18,595,768 For and 17,937,427 Against, with 276,129 Abstentions and 8,273,087 broker non-votes.

     3. A shareholder proposal requesting that the Board of Directors NOT adopt a shareholder rights agreement unless the Board has first obtained an affirmative vote of the shareholders was passed by a vote of 19,413,664 For and 17,083,040 Against, with 312,619 Abstentions and 8,273,088 broker non-votes.

ITEM 5

Not Applicable

ITEM 6

(a)  EXHIBITS

     10.44. Agreement between Reebok International Ltd. and Paul B. Fireman dated May 2, 2000

     10.45. Stock Option Agreement between Reebok International Ltd. and Paul B. Fireman dated May 9,2000.

     10.46. Promissory Note dated May 9, 2000 made in favor of Reebok International Ltd. by Paul Fireman

     10.47. Stock Option Agreement between Reebok International Ltd. and Paul B. Fireman dated May 24, 2000.

     10.48. Promissory Note dated May 24, 2000 made in favor of Reebok International Ltd. by Paul Fireman.

     27.    Financial Data Schedule

(b)  CURRENT REPORT ON FORM 8-K

     The Company filed a Current Report on Form 8-K with the Commission on June 6, 2000. Under Item 5 of the Report, the Company reported that it had adopted Amendment #5 to the Company's Common Stock Rights Agreement, which
     (a) extends the term thereof by 10 years to June 14, 2010; (b) increases from 10% to 15% the amount of outstanding shares of the Company's common stock that any person or group of persons may acquire by purchase, tender, or exchange before triggering the rights; and (c) establishes a Three-Year Independent Director Evaluation (TIDE) who will review the Agreement at least once every three years to assess whether it continues to be in the best interest of the Company or its stockholders.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  August 14, 2000




                                    REEBOK INTERNATIONAL LTD.

                              BY:   /s/ KENNETH WATCHMAKER
                                    -------------------------
                                    Kenneth Watchmaker
                                    Executive Vice President and
                                    Chief Financial Officer

                                  EXHIBIT INDEX

 10.44. Agreement between Reebok International Ltd. and Paul B. Fireman dated May 2, 2000

 10.45. Stock Option Agreement between Reebok International Ltd. and Paul B. Fireman dated May 9,2000.

 10.46. Promissory Note dated May 9, 2000 made in favor of Reebok International Ltd. by Paul Fireman

 10.47. Stock Option Agreement between Reebok International Ltd. and Paul B. Fireman dated May 24, 2000.

 10.48. Promissory Note dated May 24, 2000 made in favor of Reebok International Ltd. by Paul Fireman.

 27.      Financial Data Schedule