Form 10-Q
period 2000-09-30
REEBOK INTERNATIONAL LTD
filed 2000-11-14
CIK 770949

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


  For the quarterly period ended September 30, 2000

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


             1895 J.W. Foster Boulevard, Canton, Massachusetts 02021
        -----------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)


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

  Yes  (X)       No  (  )

The number of shares outstanding of registrant's common stock, par value $.01 per share, at November 3, 2000 was 57,219,636 shares.

REEBOK INTERNATIONAL LTD.


INDEX

PART I.    FINANCIAL INFORMATION:

Item 1     Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheets -
             September 30, 2000 and 1999, and
                     December 31, 1999. . . . . . . . . . . . . . . . .  .  3-4

           Condensed Consolidated Statements of Income - Three
                     and Nine months Ended September 30, 2000 and 1999. . . . 5

           Condensed  Consolidated  Statements of Cash Flows - Nine months Ended
             September 30, 2000 and 1999. . .  . . . . . .. . . . . . . . . 6-7

           Notes to Condensed Consolidated Financial
                     Statements . . . . . . . . . . . . . . . . . . . .  . 8-11

Item 2

           Management's Discussion and Analysis of Results
             Of Operations and Financial Condition. . . . . . . . . . . . 12-19


Part II.   OTHER INFORMATION:


Item 1-5   Not Applicable  . . . . . . . . . . . . . . . . . . . . . . . .   20


Item 6     Exhibits. . . . . . . . . . . . . . . . . . . . . . . . . . . .   20




                   REEBOK INTERNATIONAL LTD. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (Amounts in thousands, except per share data)


                                    September 30,        December 31,
                                  2000         1999         1999
                                  ----         ----         ----
                                      (Unaudited)       (See Note 1)

Current assets:
  Cash and cash equivalents    $ 211,730   $ 143,060   $  281,744
  Accounts receivable,  net
  of allowance for doubtful
  accounts  (September 2000,
    $49,547; September 1999,
    $49,138; December 1999,
    $46,217)                     522,574     579,859      417,404
  Inventory                      381,042     449,743      414,616
  Deferred income taxes           73,926      79,361       88,127
  Prepaid expenses and other
    current assets                43,027      52,690       41,227
                               ---------   ---------    ---------


    Total current assets       1,232,299   1,304,713    1,243,118
                               ---------   ---------    ---------

Property and equipment, net      142,867     177,449      178,111

Other non-current assets:
  Intangibles, net of
    amortization                  65,607      71,975       68,892
  Deferred income taxes           39,271      51,068       43,868
  Other                           16,671      28,860       30,139
                               ---------   ---------    ---------


                                 121,549     151,903      142,899
                               ---------   ---------    ---------

Total Assets                  $1,496,715  $1,634,065   $1,564,128
                               =========   =========    =========



                   REEBOK INTERNATIONAL LTD. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
                  (Amounts in thousands, except per share data)


                                     September 30,          December 31,
                                  2000          1999           1999
                                  ----          ----           ----
                                      (Unaudited)           (See Note 1)
  Current liabilities:
  Notes payable to banks       $    6,483   $    37,571     $   27,614
  Current portion of
    long-term debt                 95,164       185,186        185,167
  Accounts payable                152,529       144,376        153,998
  Accrued expenses                307,596       261,771        241,322
  Income taxes payable             18,588        25,835          8,302
                               ----------    ----------     ----------
    Total current liabilities     580,360       654,739        616,403
                               ----------    ----------     ----------
Long-term debt, net of
  current portion                 304,472       400,012        370,302

Minority interest and other
 long-term liabilities             31,318        33,552         48,607

Commitments and contingencies

Stockholders' equity:
  Common stock, par value
   $.01; authorized 250,000
   shares; issued
   September  30,  2000,  95,760;
   issued  September  30, 1999,
   92,826;  issued
   December 31, 1999, 92,986          958           928            930
  Retained earnings             1,279,593     1,184,452      1,170,885
  Less shares in treasury
   at cost: September 30, 2000,
   38,716; September 30, 1999,
   36,716; December 31,1999,
   36,716                        (653,370)     (617,620)      (617,620)
  Unearned compensation            (1,651)
  Accumulated other
   Comprehensive loss             (44,965)      (21,998)       (25,379)
                               ----------    ----------     ----------
                                  580,565       545,762        528,816
                               ----------    ----------     ----------
Total liabilities and
  stockholders' equity         $1,496,715    $1,634,065     $1,564,128
                               ==========    ==========     ==========

The accompanying notes are an integral part of the condensed consolidated financial statements.



                   REEBOK INTERNATIONAL LTD. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (Amounts in thousands, except per share data)
                                   (Unaudited)


                                 Three months Ended     Nine months Ended
                                    September 30,         September 30,
                              ----------------------    ----------------
                                 2000        1999       2000       1999
                                 ----        ----       ----       ----

Net sales                    $ 787,821  $ 793,937  $2,242,726  $2,277,114
Other expense, net              (6,621)    (4,650)     (2,692)     (6,222)
                               -------    --------   ---------   ---------

                               781,200    789,287   2,240,034   2,270,892

Costs and expenses:
  Cost of sales                488,984    484,677   1,391,302   1,405,035
  Selling, general and
    administrative expenses    230,703    246,302     700,021     741,913
  Special charge                           38,000                  38,000
  Amortization of intangibles    2,027      1,157       4,206       3,892
  Interest expense               9,656     11,943      30,677      38,370
  Interest income               (3,788)    (2,181)    (11,868)     (5,158)
                               -------    --------   ---------   ---------
                               727,582    779,898   2,114,338   2,222,052
                               -------    --------   ---------   ---------
Income before income
  taxes and minority interest   53,618      9,389     125,696      48,840

Income tax expense              18,203      3,380      45,376      17,582
                               --------   --------   ---------   ---------

Income before minority
  interest                      35,415      6,009      80,320      31,258

Minority interest                3,091      2,743       5,614       5,519
                               --------   --------   ---------   ---------

Net income                    $ 32,324  $   3,266  $   74,706  $   25,739
                               =======   =========   =========   =========

Basic earnings per share      $    .57  $     .06  $    1.32   $      .46
                               ========  =========   =========   =========

Diluted earnings per share    $    .56  $     .06  $    1.30   $      .45
                               ========  =========   =========   =========

The accompanying notes are an integral part of the condensed consolidated financial statements.


                   REEBOK INTERNATIONAL LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)



                                                   Nine months Ended
                                                     September 30,
                                                    ----------------
                                                    2000        1999
                                                    ----        ----
Cash flows from operating activities:
  Net income                                   $   74,706  $   25,739
  Adjustments to reconcile net income
    to net cash provided by
    operating activities:
     Depreciation and amortization                 33,234      32,902
     Minority interest                              5,614       5,519
     Deferred income taxes                         17,576      (9,108)
     Special charge                                            38,000
     Net gain on asset sales and disposals            642
     Changes in operating assets and
      liabilities:
       Accounts receivable                       (124,691)    (71,693)
       Inventory                                    8,909      79,678
       Prepaid expenses                            (3,587)     (2,997)
       Other                                        4,253      (1,536)
       Accounts payable and accrued expenses       57,617      (9,368)
       Income taxes payable                        11,956      (1,896)
                                               ----------  ----------
         Total adjustments                         11,523      59,501
                                               ----------  ----------

Net cash provided by
 operating activities                              86,229      85,240

                                               ----------  ----------
Cash flows from investing activities:

   Proceeds from asset sales                       42,438
   Payments to acquire property and
     equipment                                    (20,276)    (36,291)
   Investments in subsidiaries                     (1,890)
                                               ----------  ----------


  Net cash provided by (used for)
   investing activities                            20,272     (36,291)
                                               ----------  ----------



                   REEBOK INTERNATIONAL LTD. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Cont'd)
                             (Amounts in thousands)
                                   (Unaudited)


                                                   Nine months Ended
                                                     September 30,
                                                    ----------------

                                                     2000       1999
                                                     ----       ----
Cash flows from financing activities:
  Net borrowings (repayments) of notes
    payable to banks                            $ (19,422)  $ (12,265)
  Payments of long-term debt                     (155,059)    (54,945)
  Proceeds from issuance of common stock to
    employees                                       3,649       1,966
  Dividends to minority shareholders                          (10,224)
  Repurchases of common stock                                 (16,559)
                                                 --------    --------

Net cash used for financing activities           (170,832)    (92,027)
                                                 --------    --------

Effect of exchange rate changes on cash
  and cash equivalents                             (5,683)      6,068
                                                 --------    --------

Net decrease in cash and cash equivalents         (70,014)    (37,010)
                                                 --------    --------

Cash and cash equivalents at beginning of
  period                                          281,744     180,070
                                                 --------   ---------

Cash and cash equivalents at end of period      $ 211,730   $ 143,060
                                                 ========   =========

Supplemental disclosures of cash flow information:

                                                    2000       1999
                                                    ----       ----

Cash paid during the period for:
  Interest                                       $ 32,166   $  38,301
  Income taxes                                     15,565      30,966

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


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

Basis of Presentation
---------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and reflect all adjustments (consisting of only normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods. The interim financial information and notes thereto should be read in conjunction with the Company's latest annual report to shareholders. The results of operations for the nine months ended September 30, 2000 are not necessarily indicative of results to be expected for the entire year.

The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles ("GAAP") for complete financial statements.

Certain amounts in the prior year have been reclassified to conform to the 2000 presentation.

Recently Issued Accounting Standards
------------------------------------


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

In December 1999, the Securities and Exchange Commission (SEC) staff issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements", which summarizes the staff's views regarding the application of generally accepted accounting principles to selected revenue recognition issues. In June 2000, the SEC issued SAB 101B, which delayed the implementation date of SAB 101 until no later than the fourth quarter of 2000. The Company believes that the impact of SAB 101 will not have a material effect on the results of operations or financial position of the Company.


NOTE 2 - SPECIAL CHARGES
-----------------------


Details of the special charge activity are as follows:


                                                                                                        Termination of
                                               Legal        Employee      Fixed Asset     Marketing     Leases and
                                Total          Settlement   Severance     Write-downs     Contracts     Other
Balance, 12/31/99               $  65,557      $ 21,424     $ 18,917      $ 15,534        $ 9,091       $   591

2000 Utilization                  (21,112)       (1,059)      (6,328)      (11,385)        (1,698)         (642)

Change in Estimates                 3,289                                   (3,644)         6,210           723
                                  --------      ---------    ----------   ---------        ---------     ---------
Balance, 9/30/00                $  47,734       $ 20,365    $  8,945      $ 10,359        $ 7,393        $  672
                                 ---------      ---------    ----------   ---------        ---------     ---------


The restructuring charge relates to facilities consolidation and elimination, asset write-downs, personnel related expenses and the termination or restructuring of certain underperforming marketing contracts that no longer reflect the Company's brand positioning. During the third quarter of 2000, it was determined that certain amounts which had previously been provided for in the restructuring charges totaling $6,260 were no longer required, as the activity had either been completed or the amount accrued was in excess of current anticipated requirements. In addition, it was determined that an additional provision was required for fixed asset impairments totaling $9,549. The net effect of these changes amounts to a $3,289 charge and is included in "change in estimates" above. This amount has been reported in other expense in the accompanying condensed consolidated financial statements for the quarter and nine months ended September, 2000.

The remaining accruals will be utilized throughout fiscal 2000 and 2001, as leases expire, consolidations occur, contractual obligations come due and severance payments are made.

NOTE 3 - EARNINGS PER SHARE
---------------------------


The following table sets forth the computation of basic and diluted earnings per share (amounts in thousands, except per share data):

                             Three Months Ended      Nine Months Ended
                                September 30           September 30
                            -------------------     -------------------

                                2000        1999         2000       1999
                                ----       ----         ----        ----
Numerator:
  Net income                  $ 32,324   $  3,266     $ 74,706    $ 25,739
                               -------    -------      -------     -------

Denominator for basic
earnings per share:
  Weighted average shares       56,968     56,109       56,729      56,050

  Dilutive employee stock
  options                        1,214         45          756         681
                               -------    -------      -------     -------

Denominator for diluted
earnings per share:
  Weighted average shares
  and assumed conversions       58,182     56,154       57,485      56,731
                               =======    =======      =======     =======

Basic earnings per share      $    .57   $    .06     $   1.32    $    .46

Diluted earnings per share    $    .56   $    .06     $   1.30    $    .45


NOTE 4 - COMPREHENSIVE INCOME
-----------------------------


Comprehensive income for the quarter ended September 30, 2000 and September 30, 1999 was $20,264 and $9,815 respectively. Comprehensive income for the nine months ended September 30, 2000 and September 30, 1999 was $55,121 and $19,390 respectively. Comprehensive income for all periods presented represents net income and changes in foreign currency translation adjustments.

NOTE 5 - CONTINGENCIES
----------------------


The Company is involved in various legal proceedings generally incidental to its business. While it is not feasible to predict or determine the outcome of these proceedings, management does not believe that they should result in a materially adverse effect on the Company's financial position, results of operations or liquidity.


NOTE 6 - ACQUISITION OF TREASURY STOCK
--------------------------------------


During the second quarter of 2000, the Company acquired 2,000,000 shares of treasury stock in a non-cash exchange pursuant to a stock option exercise by a major shareholder. See the Current Report on Form 8-K filed with the Commission June 6, 2000.

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

Operating Results
-----------------


Third Quarter 2000 Compared to Third Quarter 1999
---------------------------------------------------


Net sales for the quarter ended September 30, 2000 were $787.8 million, a slight decrease from 1999's third quarter net sales of $793.9 million. Sales comparisons are being adversely affected by the weakening of the Euro and British Pound Sterling over the past several quarters. On a constant dollar basis, which eliminates the effect of currency fluctuations, net sales for the quarter ended September 30, 2000 increased $21.5 million or 2.8%. The Reebok Division's worldwide sales (including the sales of the Greg Norman Collection) were $645.6 million, a 3.6% increase from constant dollar sales of $623.1 million in the third quarter of 1999.

U.S. footwear sales of the Reebok Brand increased 4.4% to $233.3 million in the third quarter of 2000 from $223.5 million in the third quarter of 1999. Consistent with the Company's strategy to focus on certain key strategic categories, U.S. footwear sales in many categories increased. The basketball category increased 21% and the men's and women's training categories experienced double digit growth. Also, consistent with the Company's strategy, the Classics category increased approximately 3%. The Company believes that its U.S. footwear business is improving and expects continued growth in 2001.

U.S. apparel sales of the Reebok Division (including the sales of the Greg Norman Collection) decreased in the third quarter by 15.9% to $58.8 million from $69.9 million in the third quarter of 1999. Despite the sales decline in the quarter and current market conditions, the Company's apparel division generated an operating profit in the quarter by decreasing its operating expenses by 17.3%. The Company is focusing on building a quality apparel business with an emphasis on men's and women's training. Sales of Greg Norman apparel decreased 24.4% as compared to the third quarter of 1999, however, gross margins improved by 620 basis points domestically and operating expenses declined 8.8% in the current quarter as compared to the third quarter of 1999. During 2001, the Company plans to grow the Greg Norman apparel business by leveraging the success of PlayDry, its moisture management system, and increasing the number of department store and green grass golf doors in which the Company does business.

International sales of the Reebok Brand (including footwear and apparel) were $353.5 million in the third quarter of 2000, an increase of 7.2% from constant dollar sales of $329.7 million in the third quarter of 1999. International comparisons were also adversely impacted by the changes to the Company's international distribution network. Effective January 1, 2000, the Company's Switzerland and Russia subsidiaries were sold and became independent distributors. Removing the adverse impact of currency and after giving effect to the sale of Russia and Switzerland, net sales in Europe increased $2.8 million or 1.0% as compared to the third quarter of 1999. The Asia Pacific region reported a sales increase of 25.7% in the quarter. Currency had a positive impact on these comparisons. On a constant dollar basis, this region reported double digit sales increases. In Latin America, the Company's sales to its independent distributors increased approximately 35.5% as these distributors increased their purchases to meet local consumer demand. International categories that generated sales increases in the third quarter of 2000 were basketball, running, tennis, and women's fitness. In constant dollars, international footwear sales increased approximately 11.5%, whereas international apparel sales decreased by approximately 2.5%.

Rockport's third quarter 2000 sales were $116.2 million as compared to sales of $118.3 million in the third quarter of 1999. On a constant dollar basis, third quarter net sales were flat with the third quarter of 1999. Domestic sales for the Rockport brand decreased by 4.5%, while International sales increased by 6.3% or 10.9% in constant dollars. As planned, the Company increased the number of new product introductions beginning in July, 2000 and, as a result, sales of new men's products increased 20% in the quarter. International revenues accounted for 27.1% of Rockport's sales in the third quarter of 2000 as compared to 25.1% in the third quarter of 1999. During the third quarter 2000, Rockport launched a new lifestyle print ad campaign. Media support for the campaign is currently planned to increase significantly next year. The Company expects to be able to grow sales for the Rockport brand in 2001 by revitalizing its core products and by continuing to introduce new products to the market.

Sales of the Company's Polo Ralph Lauren Footwear products were $26.0 million in the third quarter of 2000, which is flat with sales of $26.2 million in the third quarter of 1999. This division is experiencing growth in various key categories of the business. The Company believes that the Lauren line for women and Polo Sport Rugged product line for men are generating strong sell-throughs this season with improved retail presence and an increase in the number of department store doors. During the quarter, the Company launched Polo Jeans footwear with limited distribution and experienced strong sell-throughs. During 2001, the Company plans to expand Polo Jeans footwear into additional retail doors.

During the third quarter of 2000, the Company's overall gross margin was 37.9% of sales compared to 39.0% for 1999's third quarter. The margin decline was primarily the result of the margin erosion in Europe caused by the weakening of the Euro and British Pound Sterling against the U.S. dollar. In order to mitigate the impact of currency fluctuations on the Company's gross margin in 2001, the Company has implemented selective price increases in various countries in Europe, value engineered certain products to provide greater efficiencies, and changed some of its sourcing strategies in order to take advantage of the strong U.S. dollar.

Selling, general and administrative expenses for the third quarter of 2000 were $230.7 million, or 29.3% of sales, as compared to $246.3 million, or 31.0% of sales in 1999's third quarter. The Company continues to review ways to streamline its operations, achieve greater operating efficiencies and reduce non-brand building expenses. In 2001, the Company plans to increase its spending for advertising and marketing working media in order to generate greater consumer demand throughout 2001. This marketing spend will be funded primarily from anticipated revenue increases, additional operating efficiencies, reallocating funds from non-working to working media and from the elimination of programs which are not critical to the Company's near- term strategic focus.

Net interest expense was $5.9 million for the third quarter of 2000, a decrease of $3.9 million as compared to the third quarter of 1999. The decrease was a result of improved cash flow and debt repayments. Other expense, net of $6.6 million relates to currency losses and gains and losses from the sale or disposal of certain assets primarily related to facilities consolidation and the change in estimates for restructuring charges (See Note 2).

The effective income tax rate was 33.9% in the third quarter of 2000 as compared to 36.0% in the third quarter of 1999. The reduction from the year-to-date rate of 37.7% as of June 30, 2000 is the result of a favorable change in the geographic mix of the total Company's earnings which the Company believes will result in an annual rate of 36.1%. Therefore, the nine month tax rate was adjusted to reflect that estimate. However, the rate could fluctuate depending on where the Company earns income geographically, and, if the Company incurs non-benefitable losses in certain jurisdictions, the rate could increase.

First Nine Months 2000 Compared to First Nine Months 1999
-------------------------------------------------------


Net sales for the first nine months ended September 30, 2000 were $2.243 billion, a 1.5% decrease from 1999's first nine months net sales of $2.277 billion. Sales comparisons are being adversely affected by the weakening of the Euro and British Pound Sterling over the past several quarters. On a constant dollar basis, which eliminates the effect of currency fluctuations, net sales for nine months ended September 30, 2000 increased $19.8 million or approximately 1.0%. The Reebok Division's worldwide sales (including the sales of the Greg Norman Collection) were $1.847 billion, a 1.5% increase from constant dollar sales of $1.819 billion in the first nine months of 1999.

U.S. footwear sales of the Reebok Brand increased slightly to $738.8 million in the first nine months of 2000 from $734.9 million in the first nine months of 1999. Consistent with the Company's strategy to focus on certain key strategic categories, U.S. footwear sales in many categories increased. The basketball category increased 32% and the men's and women's training categories experienced double digit growth. The Company believes that its U.S. footwear business is improving and expects continued growth in 2001.

U.S. apparel sales of the Reebok Division (including the sales of the Greg Norman Collection) decreased in the first nine months by 14.1% to $169.4 million from $197.3 million in the first nine months of 1999. Despite the sales decline in the quarter and current market conditions the division generated an operating profit in the nine months by improving margins 450 basis points and by decreasing its operating expenses by 21.0%. The Company is focusing on building a quality apparel business with an emphasis on men's and women's training. Sales of Greg Norman apparel decreased 15.7% as compared to the first nine months of 1999, however, gross margins improved by 780 basis points and operating expenses declined 9.7% in the first nine months of 2000 as compared to the first nine months of 1999.

International sales of the Reebok Brand (including footwear and apparel) were $938.5 million in the first nine months of 2000, an increase of 5.9% from constant dollar sales of $886.4 million in the first nine months of 1999. International comparisons were also adversely impacted by the changes to the Company's international distribution network. Effective January 1, 2000, the Company's Switzerland and Russia subsidiaries were sold and became independent distributors. Removing the adverse impact of currency and after giving effect to the sale of Russia and Switzerland, net sales in Europe increased $22.1 million or 3.1% as compared to the first nine months in 1999. The Asia Pacific region reported a sales increase of 19.5% in the first nine months as compared with the 1999 period. Currency had a positive impact on these comparisons. On a constant dollar basis, this region reported double digit sales increases. In Latin America, the Company's sales to its independent distributors increased approximately 40.2% as these distributors increased their purchases to meet local consumer demand. International categories that generated sales increases in the first nine months of 2000 were basketball, running, tennis, and women's fitness. In constant dollars, international footwear sales increased approximately 9.6%, whereas international apparel sales decreased by approximately 1.4%.

Rockport's sales for the first nine months of 2000 were $314.0 million as compared to sales of $332.0 million in the first nine months of 1999. On a constant dollar basis, year-to-date net sales decreased 4.9% from 1999. Domestic sales for the Rockport brand decreased by 7.9%, while international sales increased by 2.3% or 4.6% in constant dollars. As planned, the Company increased the number of new product introductions beginning in July, 2000 and, as a result, sales of new men's products increased 20% in the quarter. International revenues accounted for 26.2% of Rockport's sales in the first nine months of 2000 as compared to 24.2% in the first nine months of 1999. During the third quarter 2000, Rockport launched a new lifestyle print ad campaign. Media support for the campaign is currently planned to increase significantly next year. The Company expects to be able to grow sales for the Rockport brand in 2001 by revitalizing its core products and by continuing to introduce new products to the market.

Sales of the Company's Polo Ralph Lauren Footwear products were $82.0 million in the first nine months of 2000, an increase of 10.7% from $74.1 million in the first nine months of 1999. This division is experiencing growth in various key categories of the business. The Company believes that the Lauren line for women and Polo Sport Rugged product line for men are generating strong sell-throughs this season with improved retail presence and an increase in the number of department store doors. During the quarter, the Company launched Polo Jeans footwear with limited distribution and experienced strong sell-throughs. During 2001, the Company plans to expand Polo Jeans footwear into additional retail doors.

During the first nine months of 2000, the Company's overall gross margin was 38.0% of sales compared to 38.3% for 1999's first nine months. The margin decline was primarily the result of the margin erosion in Europe caused by the weakening of the Euro and British Pound Sterling against the U.S. dollar. In order to mitigate the impact of currency fluctuations on the Company's gross margin in 2001, the Company has implemented selective price increases in various countries in Europe, value engineered certain products to provide greater efficiencies, and changed some of its sourcing strategies in order to take advantage of the strong U.S. dollar.

Selling, general and administrative expenses for the first nine months of 2000 were $700.0 million, or 31.2% of sales, as compared to $741.9 million, or 32.6% of sales in 1999's first nine months. The Company continues to review ways to streamline its operations, achieve greater operating efficiencies and reduce non-brand building expenses. In 2001, the Company plans to increase its spending for advertising and marketing working media in order to generate greater consumer demand throughout 2001. This marketing spend will be funded primarily from anticipated revenue increases, additional operating efficiencies, reallocating funds from non-working to working media and from the elimination of programs which are not critical to the Company's near- term strategic focus.

Net interest expense was $18.8 million for the first nine months of 2000, a decrease of $14.4 million as compared to the first nine months of 1999. The decrease was a result of improved cash flow and debt repayments. Other expense, net of $2.7 million relates to currency losses and gains and losses from the sale or disposal of certain assets primarily related to facilities consolidation and the change in estimates for restructuring charges (See Note 2).

The effective income tax rate was 36.1% in the first nine months of 2000 as compared to 36.0% in the first nine months of 1999. The reduction from the year-to-date rate of 37.7% as of June 30, 2000 is the result of a favorable change in the geographic mix of the total Company's earnings which the Company believes will result in an annual rate of 36.1%. Therefore, the nine month tax rate was adjusted to reflect that estimate. However, the rate could fluctuate depending on where the Company earns income geographically, and, if the Company incurs non-benefitable losses in certain jurisdictions, the rate could increase.


Reebok Brand Backlog of Open Orders
-----------------------------------

The Reebok Brand backlog (including Greg Norman Collection apparel) of open customer orders scheduled for delivery during the period October 1, 2000 through March 31, 2001 increased 1.1% as compared to the same period last year. U.S. backlog for the Reebok Brand, increased 6.7%, and, the international backlog which includes Canada decreased 5.9%. On a constant dollar basis, worldwide Reebok Brand backlog increased 7.4% and international backlog increased 8.3%. U.S. footwear backlog increased 7.9%, marking the fifth consecutive quarter of sequential improvement. U.S. apparel backlog (including Greg Norman Collection apparel) increased .5% as compared to the same period last year. This is the first positive backlog position for the U.S. apparel business in three years. These backlog comparisons are not necessarily indicative of future sales trends. Many orders are cancelable, sales by Company-owned retail stores can vary from year to year, many markets in Europe, Latin America and Asia Pacific are not included in the open orders since sales are made by independent distributors and the ratio of orders booked early to at-once shipments can vary from period to period.

Liquidity and Sources of Capital
--------------------------------

At September 30, 2000, the Company's working capital was $651.9 million as compared with $650.0 million at September 30, 1999. The current ratio at September 30, 2000 was 2.1 to 1, as compared to 2.0 to 1 at December 31, 1999 and September 30, 1999. Outstanding bank indebtedness has been reduced by $216.7 million over the last twelve months whereas the Company's cash position as compared with a year ago has increased by $68.7 million.

     Accounts receivable decreased by $57.3 million from September 30, 1999, a decrease of 9.9%. Inventory decreased by $68.7 million or 15.3% from September 30, 1999. These decreases are in line with the Company's plans. In the U.S., the Company's Reebok Brand footwear inventories were down 18.8%. U.S. Reebok Brand apparel inventories increased 9.6% and retail inventories were up 10.2% from last year. Inventories of all brands outside the U.S. decreased 30.2%.
Cash provided by operations during the first nine months of 2000 was $86.1 million, as compared to $85.2 million the first nine months of 1999. Cash provided by investing activities was $20.3 million as a result of the proceeds of $42.4 million from the sale of certain assets. Capital expenditures for the nine months ended September 30, 2000 were $20.3 million, a decrease from 1999 due to higher investments in 1999 for the Company's European Logistics and Shared Service Companies, international retail expansion and other information systems initiatives. Cash generated from operations during the balance of 2000 and 2001, together with the Company's existing and available credit lines, other financial resources and ability to access capital markets given the Company's existing credit ratings, are expected to adequately finance the Company's current and planned 2001 cash requirements. However, the Company's actual experience may differ from the expectations set forth in the preceding sentence. Factors that might lead to a difference include, but are not limited to, the matters discussed above and under the caption entitled Issues and Uncertainties included in the Company's Annual Report on Form 10-K as well as future events that might have the effect of reducing the Company's available cash balances (such as unexpected operating losses or increased capital or other expenditures, as well as increases in the Company's inventory or accounts receivable) or future events that might reduce or eliminate the availability of external financial resources.

                           PART II - OTHER INFORMATION

Item 1 - 5

Not Applicable

Item 6

(a)      Exhibits

         27. Financial Data Schedule

(b)      Current Reports on Form 8-K

         The Company did not file any Current Reports on Form 8-K for the quarter ended September 30, 2000.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  November 13, 2000




                                    REEBOK INTERNATIONAL LTD.

                              BY:   /s/ KENNETH WATCHMAKER
                                    -------------------------
                                    Kenneth Watchmaker
                                    Executive Vice President and
                                    Chief Financial Officer