Form 10-K
period 2000-12-31
REEBOK INTERNATIONAL LTD
filed 2001-03-26
CIK 770949

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                         COMMISSION FILE NUMBER 1-9340
                           REEBOK INTERNATIONAL LTD.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 MASSACHUSETTS                                      04-2678061
        (STATE OR OTHER JURISDICTION OF                           (IRS EMPLOYER
         INCORPORATION OR ORGANIZATION)                        IDENTIFICATION NO.)

          1895 J.W. FOSTER BOULEVARD,                                 02021
             CANTON, MASSACHUSETTS
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                        (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (781) 401-5000

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 16, 2001, the aggregate market value of the registrant's voting stock held by non-affiliates of the registrant was approximately $1,167,580,167.

     As of March 16, 2001, 58,500,829 shares of the registrant's Common Stock were outstanding.
                      DOCUMENTS INCORPORATED BY REFERENCE

     Definitive Proxy Statement dated March 26, 2001 for the Annual Meeting of Shareholders to be held on May 1, 2001 (certain parts as indicated herein in
Part III).
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           REEBOK INTERNATIONAL LTD.

                           ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS

PART I
  Item 1. Business..........................................    1
     General................................................    1
  THE REEBOK DIVISION.......................................    1
     Technology.............................................    2
     Marketing and Promotional Activities...................    3
     U.S. Operations........................................    6
     International Operations...............................    7
     Licensing..............................................    8
     Retail.................................................    9
  THE ROCKPORT COMPANY......................................    9
  RALPH LAUREN BRAND........................................   10
  GREG NORMAN COLLECTION....................................   11
  MANUFACTURING.............................................   12
  SOURCES OF SUPPLY.........................................   13
  TRADE POLICY..............................................   14
  PRINCIPAL PRODUCTS........................................   15
  TRADEMARKS AND OTHER PROPRIETARY RIGHTS...................   15
  WORKING CAPITAL ARRANGEMENTS..............................   16
  SEASONALITY...............................................   17
  SINGLE CUSTOMER...........................................   17
  BACKLOG...................................................   17
  COMPETITION AND COMPETITORS...............................   17
  ISSUES AND UNCERTAINTIES..................................   18
     Competition and Consumer Preferences...................   19
     Inventory Risk.........................................   20
     Sales Forecast.........................................   21
     Pricing and Margins....................................   21
     Backlog................................................   21
     Advertising and Marketing Investment...................   22
     Retail Operations......................................   22
     Timeliness of Product..................................   22
     International Sales and Production.....................   22
     Sources of Supply......................................   23
     Risk Associated with Indebtedness......................   23
     Risk of Currency Fluctuations..........................   24
     Euro Conversion........................................   24
     Customers..............................................   24
     Intellectual Property..................................   25

     Litigation.............................................   25
     Economic Factors.......................................   25
     Tax Rate Changes and Deferred Tax Assets...............   25
     Global Restructuring Activities........................   26
  EMPLOYEES.................................................   27
  FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC
     OPERATIONS.............................................   27
  RESEARCH AND DEVELOPMENT..................................   27
  EXECUTIVE OFFICERS OF THE REGISTRANT......................   27
  Item 2. Properties........................................   29
  Item 3. Legal Proceedings.................................   30
  Item 4. Submission of Matters to a Vote of Security
     Holders................................................   30
PART II
  Item 5. Market for Registrant's Common Equity and Related
     Stockholder Matters....................................   31
  Item 6. Selected Financial Data...........................   31
  Item 7. Management's Discussion and Analysis of Financial
     Condition and Results of Operations....................   32
  Item 7A. Quantitative and Qualitative Disclosures About
     Market Risk............................................   42
  Item 8. Financial Statements and Supplementary Data.......   43
  Item 9. Changes in and Disagreements with Accountants on
     Accounting and Financial Disclosure....................   67
PART III
  Item 10. Directors and Executive Officers of the
     Registrant.............................................   67
  Item 11. Executive Compensation...........................   67
  Item 12. Security Ownership of Certain Beneficial Owners
     and Management.........................................   67
  Item 13. Certain Relationships and Related Transactions...   67
PART IV.....................................................   67
  Item 14. Exhibits, Financial Statement Schedules and
     Reports on Form 8-K....................................   67

                                     PART I

     This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements with regard to Reebok's revenues, earnings, spending, margins, cash flow, orders, inventory, products, actions, plans, strategies and objectives. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words "believe," "anticipate," "expect," "estimate," "intend," "plan," "project," "will be," "will continue," "will result," "could," "may," "might," or any variations of such words or other words with similar meanings. Any such statements are subject to risks and uncertainties that could cause Reebok's actual results to differ materially from those discussed in such forward-looking statements. Prospective information is based on management's then current expectations or forecasts. Such information is subject to the risk that such expectations or forecasts, or the assumptions underlying such expectations or forecasts, become inaccurate. For a description of such risks, see the section below entitled ISSUES AND UNCERTAINTIES.

ITEM 1. BUSINESS.

GENERAL

     Reebok International Ltd., a Massachusetts corporation organized on July 26, 1979, is a global company engaged primarily in the design and marketing of sports and fitness products, including footwear and apparel, as well as the design and marketing of footwear and apparel for non-athletic "casual" use. Reebok has four major brand groups: (1) the Reebok Division, which is primarily responsible for Reebok's REEBOK(R) brand; (2) The Rockport Company, LLC (successor in interest to The Rockport Company, Inc.), a subsidiary of Reebok ("Rockport"), which is primarily responsible for the ROCKPORT(R) brand; (3) Ralph Lauren Footwear Co., Inc., a subsidiary of Reebok ("Ralph Lauren Footwear"), which is responsible for footwear sold under the RALPH LAUREN(R) and POLO(R) brands; and (4) the Greg Norman Division, which is responsible for the GREG NORMAN(R) brand. (Reebok International Ltd. is referred to herein, together with its subsidiaries, as "Reebok" or "the Company" unless the context requires otherwise.)

     During calendar year 2000, net income for Reebok increased to $80.9 million, or $1.40 per diluted share from $11.0 million, or $.20 per diluted share (inclusive of $39.4 million (after-tax) special charges in connection with Reebok's global restructuring efforts and for Reebok's settlement of its lawsuit with Supracor, Inc.) for the calendar year 1999. Net sales for Reebok decreased by 1.2%, from $2.899 billion in 1999 to $2.865 billion in 2000.

THE REEBOK DIVISION

     The Reebok Division designs, produces and markets sports, fitness and casual footwear, apparel and accessories that combine the attributes of athletic performance and style, as well as related sports and fitness products. The Reebok Division's products include footwear for a variety of sports and fitness categories, lifestyle footwear marketed under the Reebok Classic brand, and sports and fitness apparel and accessories. The Reebok Division's products also include footwear and apparel for children sold under both the REEBOK and WEEBOK(R) brands. The Reebok Division continues to expand its product scope through its strategic licensing program, pursuant to which Reebok's technologies and/or trademarks are licensed to third parties for fitness equipment, sporting goods, accessories, sports and fitness videos and related products and services.

     The Reebok Division is structured into five strategic business units ("SBU's"), each of which has responsibility for the development and marketing of particular REEBOK products in line with Reebok's overall brand strategy. The SBU's are:

      The Lifestyle Business Unit, which is responsible for Classic footwear and children's footwear, including Reebok's Traxtar children's shoe, and other lifestyle-oriented products;

      The Sports Business Unit, which is responsible for Basketball, Cross-Training, Running, Adventure/Outdoor, Soccer, U.S. Cleated Sports (Football and Baseball), and Tennis;

      The Fitness Business Unit, which is responsible for Walking and Women's Fitness footwear categories;

      The Apparel Business Unit, which is responsible for sports and fitness apparel worldwide; and

      The Retail Operations Business Unit, which is responsible for retail and factory direct stores selling REEBOK, ROCKPORT and GREG NORMAN products as well as certain RALPH LAUREN footwear products.

     Since 1999 the Global Marketing Services Group of the Reebok Division has added responsibility for the Reebok licensing business, which includes offerings of both commercial and home REEBOK fitness equipment, related performance enhancement sports and fitness products and accessories sold by licensees, REEBOK UNIVERSITY(R) videos and programs and REEBOK Sports Clubs and infant and toddler clothing and footwear sold under the REEBOK or WEEBOK brands.

     During 2000, the Reebok Division focused its efforts on increasing the fashion of its products by introducing new designs and collections, as well as new technologies. The Reebok Division strives to broaden its customer base beyond athletes, to include consumers of all ages who seek sports, fitness, and lifestyle products that will help them lead healthier and happier lives. By building upon its heritage and strengths in the women's fitness and lifestyle categories, the Reebok Division's strong technology platform and its reputation as an authentic performance brand, Reebok plans to offer products that appeal to a broad segment of the marketplace.

TECHNOLOGY

     Reebok places a strong emphasis on technology and has continued to incorporate various proprietary performance technologies in its products, focusing on cushioning, stability and lightweight features.

     As part of its commitment to offer leading footwear technologies, the Reebok Division engages in product research, development and design activities in Reebok's Massachusetts headquarters, where it has a state-of-the-art product development facility which is dedicated to the design and development of technologically advanced athletic and fitness footwear. Reebok also has product development centers in Korea, China and Taiwan to enable its development activities to be more closely integrated with production.

     Reebok's most significant proprietary technology is its DMX(R) technology, which provides superb cushioning utilizing a heel-to-forefoot, active airflow system that delivers cushioning when and where it is needed. Originally introduced in 1995, Reebok has enhanced and expanded this technology by developing multiple versions of DMX to meet the performance demands of various activities to take into account performance attributes, aesthetics, and price among the various versions, which include: a six-pod system (the DMX(6)), a ten-pod system (the DMX(10)), two two-pod systems (the DMX(2) and DMX(2x)), a DMX sockliner, and the DMX "Stimpak." In late 2000, Reebok introduced the latest iteration of its DMX technology with Viz-DMX, in both six- and ten-pod systems, with pods that are exposed at the perimeter of the midsole and outsole, allowing for a greater amount of compression and cushioning while maintaining stability. Throughout 2000, Reebok continued to increase the range of products featuring DMX technology with the introduction of numerous new shoe models. Reebok also continued to incorporate 3D ULTRALITE, Reebok's proprietary material allowing midsole and outsole to be combined in a single injection molded unit, in its performance footwear. 3D ULTRALITE provides a unique blend of lightweight, flexible, and durable properties.

     During 2000, Reebok also introduced an enhanced version of its Traxtar shoe for children, which utilizes "smart" technology to measure a wearer's athletic performance and provides interactive feedback through a sound and light display unit on the shoe's tongue. Reebok continues to develop this technology and expects to introduce additional products, including those for adult use, during 2001.

     Finally, Reebok has incorporated advanced technologies into certain of its apparel products with its HYDROMOVE(R) moisture-management system. This moisture-wicking technology help to keep athletes dry, and thereby facilitates regulation of the wearer's body temperature. Performance apparel incorporating the HYDROMOVE technology first became available at retail at the end of 1996, and Reebok plans to expand the range of its apparel products incorporating moisture-management technology going forward.

MARKETING AND PROMOTIONAL ACTIVITIES

     The Reebok Division devotes significant resources to advertising its products to a variety of audiences through television, radio, print and other media and utilizes its relationships with major sports figures to maintain and enhance visibility for the REEBOK brand. During 2000, Reebok's marketing centered on a return to its heritage, re-focusing on the women's and fitness markets and updating its Classic products, while continuing to promote its DMX technology. Reebok's strategy involved a combination of advertising, PR and in-store merchandising support to increase its "share of voice" and consumer demand.

     In January 2000, the Reebok Division implemented a product segmentation strategy for its Classic products which included certain new product introductions. These included a Premier Collection, a high-end line with superior comfort technology; a Heritage Collection, featuring the original styles of Classic footwear updated with new materials and contemporary treatments; and a Fashion Athletics Collection, which features new interpretations of bring-back and retro styles in fashion-forward colors and sporty fabrics. To support this new Classic product introduction, the Reebok Division launched in February 2000 a new print advertising campaign featuring a series of twelve black and white photographs by photographer Bert Stern depicting both celebrities and non-celebrities wearing REEBOK Classic footwear. The portraits, which appeared in leading style publications including W, Mademoiselle, Vogue, GQ, InStyle, and Vanity Fair, were designed to evoke the clean, timeless style of the Classic designs.

     In addition, the Reebok Division established new retail relationships with fashion boutiques Fred Segal and Madison in Los Angeles, and Gimme Shoes in San Francisco, enabling Reebok to debut its Fashion Athletics Collection and capitalize on the growing popularity of retro footwear and fashion sneakers.

     Reebok sponsored the highly successful CBS television show "Survivor," which aired in the Summer 2000. As the exclusive title sponsor of all footwear and apparel to the show's cast and crew, Reebok gained significant brand exposure through product placement on the show. In conjunction with its sponsorship, Reebok also ran a popular series of "spoof" advertisements on "Survivor" featuring Nate and Brian, two would-be survivalists who find themselves in seemingly harrowing, yet ultimately humorous, survival situations. To leverage its sponsorship, Reebok entered into an exclusive relationship with one of its key retailers. Reebok utilized in-store support, including a consumer sweepstakes, tied to offerings of product appearing on the series and in the ads. In particular, Reebok showcased its Mistral running shoe, worn by Nate and Brian, which uses Reebok's DMX Lite technology. Reebok has signed on as the exclusive footwear and apparel title sponsor for Survivor II, which began airing in January 2001. In addition to further product placement and a new series of commercials, Reebok's relationship to the show will be highlighted on the "Survivor II" section of the CBS website, CBS.com.

     While in 2000 the Reebok Division focused on fewer key athlete, team, and league sponsorships to achieve a greater balance in its marketing activities and to promote fitness and other activities in addition to sports, the Reebok Division remains involved in athletic endorsements and sport sponsorships, including those highlighted below.

     In December 2000, Reebok re-signed tennis star Venus Williams, winner of Wimbledon, the U.S. Open, and the Olympic gold medal in singles and doubles, to an endorsement contract. This endorsement relationship reaffirms Reebok's heritage of commitment to women's sports and fitness. Reebok plans to showcase Venus as a lifestyle icon by featuring her in its advertising campaign entitled "Defy Convention," which launched in January 2001. In addition, Reebok currently plans for Venus to promote two distinct footwear and apparel lines scheduled to debut in 2002, and for Venus, who is currently also studying fashion design, to help co-design these collections.

     In 2000, athlete endorsements to promote the sale of basketball shoes included an endorsement arrangement with Allen Iverson of the Philadelphia 76ers in the NBA, with whom Reebok markets a signature line of footwear and apparel; and an endorsement arrangement with Steve Francis of the Houston Rockets, co-winner of the 2000 Rookie of the Year award, whom Reebok featured in an integrated marketing program including TV, radio, and print advertising to support the re-launch of its BLACKTOP(R) product line of basketball shoes. In addition, Reebok has sponsorship arrangements with Jalen Rose of the Indiana Pacers, winner of the 2000 Most Improved Player award, and a number of college basketball programs, including those at the University of Utah, University of Virginia, University of Wisconsin, University of Arkansas, University of Memphis, and Xavier University.

     To promote the sale of cross training and cleated baseball and football footwear in 2000, Reebok used sponsorship arrangements with universities such as the University of Texas, Boston College, and the Air Force Academy, and endorsements by prominent athletes such as National Football League Pro Bowl players Edgerin James and Jevon Kearse, as well as Major League Baseball players Andy Pettite, Kevin Brown, and five-time Cy Young and 1986 MVP winner Roger Clemens.

     In soccer, Reebok has a number of sponsorship agreements including contracts with Ryan Giggs of current English league champion Manchester United; Dennis Bergkamp of Arsenal and the Netherlands; goalkeeper Iker Casillas, who plays for Real Madrid and Spain; and Gabriel Batistuta of Italian Serie A club Roma. In 2000, Reebok re-signed Liverpool FC, one of the world's best-known club soccer teams, and has a major sponsorship agreement with the Argentina Football Association, a two-time World Cup winner. In addition, Reebok has a sponsorship arrangement with the Colombian national team, and sponsors other club teams including Sporting Lisbon, which in May 2000 won the Portuguese league championship for the first time in over 20 years, and Bolton Wanderers of England which includes the naming rights to the team's soccer arena, the "Reebok Stadium."

     To gain further visibility for the REEBOK brand, Reebok outfitted approximately 2,500 athletes, coaches, and officials in training apparel and footwear at the 2000 Summer Olympic Games in Sydney, Australia. Reebok sponsored several National Olympic Committees, including Russia, Jamaica, Poland, New Zealand, South Africa, and Trinidad and Tobago. In addition, Reebok supported many of the world's greatest athletes, among whom were Stacy Dragila (USA, Pole Vault) and Michellie Jones (Australia, Triathlon). Ms. Dragila won the gold medal in the first women's pole vault competition, and Ms. Jones captured the silver medal in the first women's triathlon. Reebok-sponsored athletes won a total of 127 medals at the Games. The Olympic apparel with which Reebok provided its athletes featured Reebok's proprietary HYDROMOVE technology, and many of the athletes trained in footwear incorporating DMX and 3D ULTRALITE technologies (see TECHNOLOGY, above). Certain Reebok athletes also debuted the Joe Foster line of track and field spikes, which are designed for superior comfort and performance.

     To further promote the REEBOK brand in general as well as specific products, Reebok has entered into additional endorsement arrangements. Such endorsements and sponsorships include professional tennis players Patrick Rafter and Andy Roddick, one of the game's rising young players; runners such as Abel Anton and Christine Arron; and U.S. national soccer team member Julie Foudy. To promote the Traxtar children's athletic shoe, Reebok utilized its endorsement arrangement with the Harlem Globetrotters.

     The Reebok Division continued its promotional and educational efforts in 2000 in the fitness area seeking to leverage and expand Reebok's position as a leading source of fitness programming and education. Reebok formed a Fitness and Interactive Marketing Group in March 2000 to fulfill these goals. Specifically, Reebok initiated a multi-tiered Global Fitness Program, created by REEBOK UNIVERSITY and driven by Reebok's website. The Program encompasses strategic alliances, retail partnerships, interactive fitness programming, e-commerce, interactive marketing, consumer initiatives, and product offerings. Central to the development of the Global Fitness Program is the latest Reebok fitness program, called Core Training. Core Training launched during the summer of 2000 and is designed to improve cardiovascular performance and enhance functional strength, balance and flexibility. The training utilizes the REEBOK Core Board, the first exercise board that tilts, twists, torques, and recoils 360(LOGO) in three dimensions in response to a user's movements. To promote Core Training, Reebok conducted a twenty city tour between September and November of 2000 designed to bring REEBOK Core Training and the REEBOK Core Board to local facilities for the education of club owners, fitness instructors, personal trainers, and club members on the techniques and benefits of Core Training.

     In addition, through REEBOK UNIVERSITY, its network of Master Trainers (including Gin Miller and Petra Kolber), and its Alliance fitness instructors, the Reebok Division continues to develop and promote numerous other fitness programs. These programs were complemented by the marketing and sale of a line of REEBOK fitness videos, as well as the marketing and sale of REEBOK fitness equipment products such as the STEP REEBOK(R) exercise platform, the REEBOK BODY TREC(R), the REEBOK ACD line of home treadmills and the REEBOK home exercise bike collection. The REEBOK Professional Alliance Program is a membership organization consisting of more than 50,000 fitness professionals in the United States alone. Although the Alliance has existed for over 15 years, Reebok saw a membership expansion in 2000 of approximately 15% in the United States. Key markets outside of the United States have their own Alliance program with over 150,000 fitness professional members. These Alliance members now access industry news, register for REEBOK UNIVERSITY seminars, and purchase REEBOK product through Reebok's website, www.reebok.com.

     The Reebok Division also runs marketing promotions and brand extension programs on its website. Reebok shifted its internet strategy in 2000 from selling direct to consumers to driving sales to Reebok's retail partners. Reebok now uses the website as a relationship building platform through the delivery of fitness-based information and services. In 2000, Reebok focused its online brand marketing on training and fitness through an on-line platform for REEBOK UNIVERSITY programs and instructions. The unique content of the REEBOK UNIVERSITY site on reebok.com was developed in partnership with the American College of Sports Medicine. Reebok also had great success on its internet site with material focused on the "Survivor" show. In the month of August 2000 alone, over 490,000 people viewed Reebok commercials from Reebok's "Nate and Brian" advertising campaign, which aired during "Survivor" broadcasts, and approximately 2.5 million page views occurred on the website.

U.S. OPERATIONS

     The Reebok Division's U.S. operations unit is responsible for all footwear and apparel products that the Reebok Division sells in the United States. This unit is also responsible for operations in Canada, which are managed by a wholly owned subsidiary of Reebok. Sales of footwear in the United States totaled approximately $926.4 million in 2000 compared to $908.8 million in 1999. REEBOK brand apparel sales (including GREG NORMAN apparel) in the United States in 2000 totaled approximately $233.7 million, compared to approximately $263.6 million in 1999.

     In the United States, the Reebok Division uses both an employee sales force as well as independent sales representatives to sell its products. Reebok's U.S. national sales staff and locally-based sales employees and sales representatives are supported by retail marketing representatives employed by Reebok who travel to assist in retail merchandising efforts and provide information to consumers and retailers regarding the features of Reebok's products. The Reebok Division's U.S. distribution strategy emphasizes high-quality retailers and seeks to avoid lower-margin mass merchandisers and discount outlets. REEBOK footwear and apparel products are distributed primarily through athletic retailers, sporting goods stores and department stores, with specialty products also being distributed in certain specialty channels. The Reebok Division also sells its products through REEBOK concept or company stores and factory direct stores, as described below in the section entitled RETAIL.

INTERNATIONAL OPERATIONS

     The Reebok Division's international sales are coordinated from Reebok's corporate headquarters in Canton, Massachusetts, which is also where the Reebok Division's regional operations responsible for Latin America are located. There are also regional offices in Lancaster and London, England, which are responsible for operations in Europe, the Middle East and Africa, and in Hong Kong and Tokyo, which are responsible for Far East operations. The Canadian operations of the Reebok Division are managed through its wholly owned subsidiary headquartered outside of Toronto, Canada. The Reebok Division markets REEBOK products internationally through its wholly owned subsidiaries in Austria, Belgium, Canada, France, Germany, Ireland, The Netherlands, Italy, Poland, Portugal, Sweden (covering Sweden, Denmark and Norway), the United Kingdom, Japan and South Korea; and through majority-owned subsidiaries in India, Spain and South Africa. As of December 2000, Reebok agreed to sell its South African distributor. The Company also markets product internationally through thirty-three independent distributors and joint ventures in which Reebok holds a minority interest. Reebok or its wholly owned U.K. subsidiary holds partial ownership interests in four of these international distributors, with its percentage of ownership ranging from 30 to 35 percent. Through this international distribution network, products bearing the REEBOK brand are actively marketed in approximately 170 countries and territories.

     For the past several years, Reebok has undertaken various global restructuring activities designed to enable Reebok to achieve operating efficiencies, improve logistics and reduce expenses. These restructuring activities support Reebok's decision to: (i) transition globally to SAP enterprise software, a global management information system; (ii) consolidate certain of Reebok's European logistics operations into a 700,000 square-foot distribution center in Rotterdam; and (iii) consolidate financial and administrative operations in a new Rotterdam shared-services center and a new corporate facility in Canton, Massachusetts. The implementation of a new version of SAP software specifically designed to support the footwear and apparel industries generated some technical issues that had to be resolved before the system could be implemented Company-wide. During 2000 most of these issues were resolved. Ralph Lauren Footwear implemented SAP enterprise software in January 2001. The Company's current intention is to implement SAP software at the Rockport Company in January 2002, followed by Reebok North America in Spring/Summer 2002. Dependent upon various factors, such as the performance of new system upgrades, this schedule could be accelerated or delayed. The timing of the remaining installations will depend on the general business climate and the organization's ability to manage the changes required when implementing SAP.

     During 2000 the contribution of the Reebok Division's international operations unit to overall sales of REEBOK products (including GREG NORMAN apparel) decreased to $1.176 billion from $1.196 billion in 1999. The Reebok Division's 2000 international sales were adversely impacted by the weakening of various foreign currencies, particularly the Euro and British Pound Sterling, and by changes to Reebok's international distribution network. Effective January 1, 2000 Reebok's Switzerland and Russia subsidiaries were sold and became independent distributors. These sales figures do not reflect the full wholesale value of all REEBOK products sold outside the United States in 2000 or 1999 because some of the Division's distributors are not subsidiaries and thus their sales to retailers are not included in the calculation of the Division's international sales. If the full wholesale value of all international sales of REEBOK products are included, total sales of REEBOK products outside the United States represent approximately $1.330 billion in wholesale value, consisting of approximately 29.1 million pairs of shoes totaling approximately $719.6 million in wholesale value of footwear sold outside the United States in 2000 (compared with approximately 25.8 million pairs totaling approximately $692.0 million in 1999) and approximately $610.0 million in wholesale value of REEBOK apparel (including GREG NORMAN apparel) sold outside the United States in 2000 (compared with approximately $584.5 million in 1999).

LICENSING

     Reebok has continued to pursue its strategic trademark and technology licensing program begun in 1991. This program is designed to pursue opportunities for licensing Reebok's trademarks, patents and other intellectual property to third parties for sporting goods, equipment, apparel, and related products and services. The licensing program is designed to expand the REEBOK brand into new sports and fitness markets, to grow the REEBOK brand in new non-sports and fitness markets, and to enhance the reputation of Reebok's brands and technologies. Reebok believes that its licensing program reinforces Reebok's reputation as a market leader.

     Pursuant to its licensing program, Reebok has a full line of REEBOK fitness equipment products for the home market, as well as fitness equipment products designed for use in health clubs and other institutional markets. Home fitness products include the REEBOK ACD line of home treadmills, the REEBOK elliptical cross-trainer and the REEBOK home exercise bike collection, as well as a line of portable products including weights and resistance bands. Reebok's line of health club fitness products include various REEBOK elliptical cross-trainers, the REEBOK Studio Cycle, a REEBOK stationary cycle and a line of portable products. In January 2001, Reebok launched in the club market the REEBOK Core Board, an innovative multi-dimensional cross-training system, and expects to launch the Core Board in the home market later this year. Through a licensee, Reebok also markets and sells a line of strength equipment products in Europe and the United States, including REEBOK weights, weight machines and weight belts, both with and without Reebok's INSTAPUMP(R) technology. In addition, Reebok has entered into various license agreements for the sale of the REEBOK fitness equipment products internationally. Through a license agreement entered into in 1999, Reebok also began selling REEBOK heart rate monitors in December 2000.

     As part of Reebok's licensing program, WEEBOK infant and toddler apparel and footwear are sold by licensees. WEEBOK is a fashion-oriented, kid-specific brand, which offers apparel in sizes 0-7 and footwear in sizes 0-12. Additionally, the license program features a collection of REEBOK infant and toddler apparel, as well as a line of kids apparel.

     Reebok's licensing program also includes such products as REEBOK team uniforms and jackets, athletic gloves featuring the REEBOK trademark and Reebok's Vector Logo, REEBOK performance sport sunglasses, REEBOK watches, and REEBOK fitness videos and audio tapes.

     Reebok is a partner in the REEBOK Sports Club/NY, a premier sports and fitness complex in New York City featuring a wide array of fitness equipment, facilities and services in a luxurious atmosphere. The club utilizes approximately 125,000 square feet and occupies five floors of the Lincoln Square project. Reebok has also entered into a license agreement under which its licensee developed a Reebok Sports and Fitness Center in Bologna, Italy, which opened in early 1999. Reebok also has REEBOK Sports Clubs in Madrid, Spain and Sao Paolo, Brazil, both of which opened in 2000.

RETAIL

     Reebok operates approximately 204 store fronts in the United States (including REEBOK, ROCKPORT, RALPH LAUREN footwear, and GREG NORMAN stores and counting multiple store fronts in combination stores as separate store fronts) that sell a variety of footwear, apparel and accessories marketed under Reebok's various brands. Reebok does not anticipate any significant expansion in the number of its factory direct stores in the United States for either REEBOK or ROCKPORT. Reebok believes there is the potential for additional RALPH LAUREN footwear and GREG NORMAN factory direct stores, although its policy is to locate and operate these retail outlets in such a way as to minimize disruption to its normal channels of distribution.

     Reebok also operates a Reebok "concept" or Company retail store in New York City and a multi-branded store located in its new world headquarters campus. The store located at the new world headquarters, which is only available for purchases by employees and visitors to the building, opened in October 2000. In addition to the Reebok concept stores, Reebok also operates ROCKPORT concept stores. These concept stores sell a wide selection of current, in-line Reebok or Rockport footwear, apparel and accessories. Internationally, there are a number of Reebok retail stores owned by Reebok, its subsidiaries or its independent distributors. Reebok continues to open retail stores either directly or through its distributors in numerous international markets. Reebok retail shops are important means of presenting the brand in markets such as China, India, Korea, Russia and South America, as well as in other international markets.

     In 2000, Reebok allowed select retailers to sell REEBOK and GREG NORMAN products to consumers through the Internet. Such e-commerce arrangements are expected to continue in 2001.

THE ROCKPORT COMPANY

     Reebok's Rockport subsidiary, currently headquartered in Marlborough, Massachusetts, designs, produces and distributes specially-engineered comfort footwear for men and women worldwide under the ROCKPORT brand, as well as apparel through a licensee. In 2001, Rockport intends to move its corporate headquarters to Reebok's new facilities in Canton, Massachusetts. Rockport expects to sell the Marlborough building during 2001.

     Rockport's net sales decreased by approximately $12.6 million in 2000 to $422.4 million from approximately $435.0 million in 1999. In 2000 the Rockport brand's international revenues increased approximately 2.4% from 1999 international revenues.

     Designed to address the different aspects of consumers' lives, the ROCKPORT product line includes performance, casual and dress shoes. In 2000, Rockport focused on updating its core product offerings to address the modern consumer and relocated its men's product management group to New York City to further focus its efforts on product offerings with contemporary styling. One result of this effort was the launch in Fall 2000 of its World Tour 2000, an expansion into more contemporary styles based upon Rockport's World Tour Classic shoe. Rockport has continued its renewed focus on its women's business which commenced in the Fall of 1999, resulting in updated styling and incremental growth in the women's side of the business. Rockport also continued to use proprietary technologies to enhance comfort by expanding its product offerings in men's PROWALKER(R) DMX styles (which incorporate DMX technology) and incorporating into a broader range of men's and women's products the Rockport "Comfort by DMX" footbed, which provides relaxation and comfort through a system of air channels that deliver massage like stimulation.

     Rockport's direct consumer purchase program allows consumers to purchase select ROCKPORT products through Rockport's website located at www.rockport.com. The Rockport website was re-launched in 2000 to incorporate its modern comfort position and appeal to a broader consumer base.

     Rockport markets its products to authorized retailers throughout the United States primarily through a locally-based employee sales staff, although Rockport utilizes independent sales agencies for certain products. Internationally, Rockport markets its products through approximately 30 distributors in approximately 50 foreign countries and territories. Many of the international distributors are subsidiaries of Reebok, or are otherwise joint venture partners or independent distributors which also sell REEBOK brand products.

     Rockport distributes its products in the United States predominantly through select higher-quality national and local shoe store chains, department stores, independent shoe stores, and outdoor outfitters, emphasizing retailers that provide substantial point-of-sale assistance and carry a full product line. Rockport also sells its products in ROCKPORT concept or company stores in San Francisco (California), Newport (Rhode Island), King of Prussia (Pennsylvania), Boston (Massachusetts), New York City (New York), Santa Monica (California), Braintree (Massachusetts) and Las Vegas (Nevada). In addition, there are a number of ROCKPORT shops -- independent stores which sell Rockport products exclusively -- in and outside the United States. Rockport has not pursued mass merchandisers or discount outlets for the distribution of its products.

RALPH LAUREN BRAND

     In 2000, the RALPH LAUREN footwear business, which was acquired in May 1996, continued to grow. Net sales for Ralph Lauren Footwear increased to approximately $106.7 million in 2000 from approximately $96.0 million in 1999. Ralph Lauren Footwear launched a children's line and POLO JEANS CO.(R) line in the Fall 2000 season. POLO JEANS CO., targeted to males between the ages of 16 and 25, is a more fashion forward collection, which Ralph Lauren Footwear sells in major department stores and POLO JEANS CO. stores. Ralph

Lauren children's is targeted to boys and girls between the ages of 5 and 12. Its product line features traditional classics in addition to POLO SPORT(R) and dressier fashion silhouettes influenced by the LAUREN(R) product line.

     Internationally, Ralph Lauren Footwear has distributors in Japan and Canada and one in Central America for Central and South America that market RALPH LAUREN footwear products in approximately 8 foreign countries and territories. Ralph Lauren Footwear markets its products to authorized retailers principally through an employee staff. Products are distributed primarily through higher-quality department stores and, in the case of RLX(R) footwear, through specialty retailers focusing on athletic, running, outdoor and skiing products. Products are also sold through space licensing arrangements at approximately 29 RALPH LAUREN/POLO retail stores. Ralph Lauren Footwear operates concept footwear departments in POLO RALPH LAUREN stores in a number of locations in the United States, including New York City (New York), Beverly Hills (California), Chicago (Illinois), and Palm Beach (Florida). In addition, Ralph Lauren Footwear has footwear retail operations in approximately 17 POLO RALPH LAUREN factory direct stores and operates three factory direct stores, which all opened in 2000:
Ellenton (Florida), Orlando (Florida), and Wrentham (Massachusetts).

GREG NORMAN COLLECTION

     Reebok's Greg Norman Division produces a range of men's apparel and accessories marketed under the GREG NORMAN name and logo. Originally a golf apparel line, the GREG NORMAN Collection has grown to be a complete collection of men's sportswear with products ranging from leather jackets and sweaters to activewear and swimwear. In addition, the Greg Norman Division offers GREG NORMAN belts, small leather goods and hosiery products, which are sold through licensees of Reebok. Products are sold principally at upper-end price points in department and men's specialty stores, on-course pro shops and golf specialty stores, as well as in GREG NORMAN-dedicated shops.

     In December 1999, the Greg Norman Division expanded its line of products by assuming responsibility for the golf footwear business from the Reebok Division. In connection with this new responsibility, the Greg Norman Division has concentrated its marketing efforts on the DMX Trac technology used in REEBOK golf shoes. A new line of golf footwear was launched in October 2000 and is being followed up with a new fixturing and point of sale program in Spring 2001. The new line features an update to the proprietary Trac sole technology as well as improved styling of the uppers.

     In the Spring of 2000, the Greg Norman Division introduced a line of moisture management golf shirts marketed under the trademark PLAY DRY(TM). The Greg Norman Division plans to launch additional PLAY DRY branded products, including shorts, socks, hats, and outerwear in Spring 2001.

     During 2000, the Greg Norman Division entered into licensing arrangements for three categories of products: hats and accessories, leather goods and travel goods, and corporate sales. Licensing its corporate sales business offers the Greg Norman Division an opportunity to gain royalties and increase brand exposure without incurring the risk of maintaining a large inventory, as would typically be required in this channel. Additionally, the Greg Norman Division utilizes a combination of distributors and licensees to market and distribute GREG

NORMAN branded product internationally. The brand is currently represented in Australia, Singapore, Malaysia, and Indonesia in the Far East; in several Middle East countries; in England, Ireland, Scotland, Portugal, Germany, France, and the Benelux countries in Europe; in Canada; and in Mexico. The Greg Norman Division plans to further develop the Far East and Latin American markets.

     During 2001, the Greg Norman Division will continue to offer a broad variety of lifestyle products and to expand into international markets, as well as corporate accounts, through various licensing and distribution arrangements.

     The GREG NORMAN brand is marketed through its endorsement by professional golfer Greg Norman, and a marketing and advertising campaign designed to reflect his multi-faceted, powerfully active and elegant lifestyle. Marketing activities include print advertising in consumer and trade periodicals, retail in-store promotions, trade shows, and a worldwide merchandise fixturing program, which ensures a consistent aesthetic presentation on a global basis. GREG NORMAN Collection products are sold by a combination of independent sales representatives and employee account executives. In 2000, the GREG NORMAN Collection opened its third free-standing GREG NORMAN store in the United States, located at the Doral golf resort and spa in Miami, Florida.

MANUFACTURING

     Reebok's products are produced by independent manufacturers, virtually all of which are located outside the United States (some of Reebok's apparel and some of the component parts used in Reebok's footwear are sourced from independent manufacturers located in the United States). Each of Reebok's operating units generally contracts with its manufacturers on a purchase order basis, subject in most cases to the terms of a formal manufacturing agreement between Reebok and such manufacturers. All contract manufacturing is performed in accordance with detailed specifications furnished by the operating unit, subject to strict quality control standards, with a right to reject products that do not meet specifications. To date, Reebok has not encountered any significant problem with product rejection or customer returns due to quality problems. Reebok generally considers its relationships with its contract manufacturers to be good.

     As part of its commitment to human rights, Reebok requires agents and/or manufacturers of its products to adopt Reebok's human rights standards, which set forth acceptable factory policies and workplace conditions. Reebok uses a global monitoring program to implement these standards. Through its human rights initiatives, Reebok has eliminated the need for toluene from all cold cement shoe production (representing approximately 98% of Reebok athletic shoe production in Asia), has an ongoing program to provide technical assistance to improve air quality in factories producing REEBOK footwear, has implemented a worker communication system to resolve conflicts in such factories and has taken other steps to improve workplace conditions consistent with Reebok's human rights standards. In conjunction with its human rights program, Reebok required its supplier of soccer balls in Pakistan to end the use of child labor by centralizing all production, including ball stitching, so that the labor force can be adequately monitored to prevent the use of child labor. REEBOK soccer balls are sold with a guarantee that the balls are made without child labor.

     China, Indonesia and Thailand were Reebok's primary sources for footwear, accounting for approximately 48%, 28% and 15%, respectively, of Reebok's total footwear production during 2000 (based on the number of units produced). Reebok's largest manufacturer, which has several factory locations, accounted for approximately 16% of Reebok's total footwear production in 2000.

     Reebok's wholly-owned Hong Kong subsidiary and a network of affiliates in China, Indonesia, India, Thailand, Taiwan, and South Korea, provide quality assurance and inspection services with respect to footwear purchased by the Reebok Division's U.S. and International operations. In addition, this network of affiliates inspects certain components and materials purchased by unrelated manufacturers for use in footwear production. This network of affiliates also facilitates the shipment of footwear from the shipping point to the point of destination, and helps to arrange for the issuance of letters of credit or wire transfers, the primary means used to pay the unrelated footwear manufacturers for finished products. ROCKPORT footwear products are produced by independent contractors that are retained and managed through country managers employed by Rockport. Reebok's apparel group utilizes the services of independent third parties, as well as Reebok's Hong Kong subsidiary and its affiliates in the Far East, to assist in the placement, inspection and shipment of apparel and accessories orders internationally. Reebok's apparel group retains and manages those independent contractors responsible for production of apparel in the United States. The remainder of Reebok's order placement, quality assurance and inspection work is handled by a combination of employees and independent contractors for the various countries in which its products are made.

SOURCES OF SUPPLY

     The principal materials used in Reebok's footwear products are leather, nylon, rubber, ethylvinyl acetate and polyurethane. Most of these materials can be obtained from a number of sources, although a loss of supply could temporarily disrupt production. For example, Reebok believes that if the effects of mad cow and foot-and-mouth diseases in Europe and Great Britain continue, there is a likelihood that the supply of hides will become limited, resulting in cost increases for the leather used in some of Reebok's footwear. Some of the components used in Reebok's technologies are obtained from only one or two sources, and thus a loss of supply could disrupt production. The principal materials used in Reebok's apparel products are cotton, fleece, nylon and spandex. These materials can be obtained from a number of sources.

     The footwear products of Reebok that are manufactured overseas and shipped to the United States for sale are subject to U.S. Customs duties. Duties on the footwear products imported by Reebok range from 5.1% to 66% (plus a unit charge in some cases of $1.58), depending on the construction and whether the principal component is leather or some other material.

     As with its international sales operations, Reebok's footwear and apparel production operations are subject to the usual risks of doing business abroad, such as import duties, quotas and other threats to free trade, foreign currency fluctuations and restrictions, labor unrest and political instability, as more fully described below in the section entitled TRADE POLICY. Reebok believes that it has the ability to develop, over time, adequate substitute sources of supply for the products obtained from present foreign suppliers. If, however, events should prevent Reebok from acquiring products from its suppliers in China, Indonesia, or Thailand, or significantly increase the cost to Reebok of such products, Reebok's operations could be seriously disrupted until alternative suppliers were found, with a significant negative financial impact.

TRADE POLICY

     For several years, imports from China to the United States, including footwear, have been threatened with higher or prohibitive tariff rates, either through statutory action or intervention by the Executive Branch, due to concern over China's trade policies, human rights, foreign weapons sales practices, and foreign policy. Further debate on these issues is expected to continue in 2001. If China is admitted to the World Trade Organization (the "WTO"), the likelihood of future trade restrictions on China-sourced products by the United States and other nations would be reduced. If China joins the WTO by the 3rd quarter of 2001, it will be granted Permanent Normal Trade Relations (PNTR) status, eliminating the annual review process regarding trade status and further reducing the likelihood of future trade restrictions on China-sourced products by the United States. Should China not join the WTO, Congress will again debate PNTR. Whether or not China is admitted to the WTO and/or granted Permanent Normal Trade Relations status, Reebok does not currently anticipate that restrictions on imports from China will be imposed by the United States during 2001. If adverse action is taken with respect to imports from China, it could have an adverse effect on some or all of Reebok's product lines, which could result in a negative financial impact. Reebok has put in place contingency plans that should allow it to diversify some of its sourcing to countries other than China if any such adverse action occurred. In addition, Reebok does not believe that it would be more negatively impacted by any such adverse action than its major competitors. The actual effect of any such action will, however, depend on a number of factors, including how reliant Reebok, as compared to its competitors, is on production in China, and the effectiveness of the contingency plans put in place.

     The European Union (the "EU") imposed import quotas on certain footwear from China in 1994. The effect of such quota scheme on Reebok has not been significant because the quota scheme provides an exemption for certain higher-priced special technology athletic footwear, which exemption is available for most REEBOK products and some ROCKPORT products. The EU and individual EU member states continue to review the athletic footwear exemption, which applies to both the quota scheme and antidumping duties discussed below. Reebok, on its own as well as through relevant trade associations, is working to prevent imposition of a more limited athletic footwear exception. Should revisions be adopted narrowing such exemption, certain of Reebok's product lines could be affected adversely, requiring sourcing from countries other than China, or minor design modification. Should any narrowing of the exemption be imposed, Reebok does not expect that its products would be more severely affected than those of its major competitors.

     In addition to the quotas on China-sourced footwear, the EU has imposed antidumping duties against certain textile upper footwear from China and Indonesia. A broad exemption from the dumping duties is provided for athletic textile footwear, which covers most REEBOK models. If the athletic footwear exemption remains in its current form, few REEBOK product lines will be affected by the duties; however, ROCKPORT products would be subject to these duties. Nevertheless, Reebok believes that those REEBOK and ROCKPORT products affected by the duties can generally be sourced from other countries not subject to such duties. If, however, Reebok were unable to implement such alternative sourcing arrangements, certain of its product lines could be adversely affected by these duties.

     The EU also has imposed antidumping duties on certain leather upper footwear from China, Thailand and Indonesia. These duties apply only to low-cost footwear, below the import prices of most REEBOK and ROCKPORT products. Thus Reebok's products have not been significantly impacted by such duties.

     The EU continues to expand the list of restricted substances in consumer products. Reebok has taken aggressive steps to assure that its suppliers and factories are in full compliance with EU Directives and enforcement initiatives of EU member states in accordance with the terms of their agreements. Despite these efforts, from time to time Reebok may have some product already in the distribution chain which does not comply with the most recent EU Directives. This could cause some disruption to the delivery of product to the market. As a result, it may be necessary to substitute styles, to delay deliveries or even to forego sales. Reebok believes that its major competitors are similarly impacted by these EU restrictions.

     Reebok is also aware of possible consumer rejection of products containing substances not restricted by the EU or any Member State for environmental, health and human rights concerns. Such consumer action, and the response of retailers, could disrupt Company distribution and cause withdrawal of the product from the market, which would substantially impact Reebok's sales of those specific products. To date Reebok has not encountered rejection on any of its products, but is aware of such consumer action against certain competitors' products, which has led to the voluntary recall of such products. While it is impossible to predict such consumer action, Reebok is closely monitoring the demands of non-governmental organizations active in Europe. Reebok believes that it is no more exposed to such adverse action than its major competitors.

     Various other countries have taken or are considering steps to restrict footwear imports or impose additional customs duties or other impediments, which actions affect Reebok as well as other footwear importers. Reebok, in conjunction with other footwear importers, is aggressively challenging such restrictions and is attempting to develop new production capacity in countries not subject to those restrictions. Nevertheless, such restrictions have in some cases had a significant adverse effect on Reebok's sales in some such countries, most notably Argentina, although they have not had a material adverse effect on Reebok as a whole.

PRINCIPAL PRODUCTS

     Sales of the following categories of products contributed more than 10% to Reebok's total consolidated revenue in the years indicated: 2000, footwear (approximately 73%) and apparel (approximately 27%); 1999, footwear (approximately 71%) and apparel (approximately 29%); and 1998, footwear (approximately 72%) and apparel (approximately 28%).

TRADEMARKS AND OTHER PROPRIETARY RIGHTS

     Reebok believes that its trademarks, especially the REEBOK and ROCKPORT trademarks, and its rights to use GREG NORMAN and RALPH LAUREN names and logos, are of great value, and Reebok is vigilant in protecting these marks from counterfeiting or infringement. Loss of the REEBOK, ROCKPORT, RALPH LAUREN or GREG NORMAN trademark rights could have a serious impact on Reebok's business. Reebok owns the REEBOK and ROCKPORT trademarks and has contractual rights that survive in perpetuity to use the GREG NORMAN name and logo. Reebok also has rights to use the RALPH LAUREN name and logo under a 1996 agreement that has an initial term of five years and is subject to two five-year extensions.

     Reebok also believes that its technologies and designs are of great value and Reebok is vigilant in procuring and enforcing its patents and other proprietary rights in the United States and other countries.

WORKING CAPITAL ARRANGEMENTS

     In conjunction with Reebok's repurchase of approximately 17 million shares of its common stock pursuant to a Dutch Auction self-tender offer in 1996, Reebok entered into a credit agreement underwritten by Credit Suisse and a syndicate of major banks. The facility included a committed $750 million revolving credit line to replace Reebok's previous $300 million revolving credit facility. The balance of the facility is a $640 million six-year term loan that was used to finance the share repurchase. In July 1997, Reebok amended and restated this agreement to reduce the revolving credit portion of the facility to $400 million. As part of this amendment, the commitment fees Reebok is required to pay on the unused portion of the revolving credit facility, as well as the borrowing margins over the London Interbank Offer Rate paid on the term loan and used portion of the revolving credit facility, were reduced. The amendment further removed or relaxed various covenants including the restrictions on asset acquisitions and sales, capital expenditures, future indebtedness and investments. Reebok subsequently amended its credit arrangements in October 1998 to relax the debt coverage ratio covenants in such agreements. In March 2000, Reebok amended and restated this agreement to reduce the revolving credit portion of the facility to $300 million. As part of this amendment, the commitment fees Reebok is required to pay on the unused portion of the revolving credit facility as well as the borrowing margins over the London Interbank Offer Rate paid on the term loan and used portion of the revolving credit facility, were increased. The amendment established a Letter of Credit sub-facility in the amount of $200 million and relaxed various covenants, including restrictions on future indebtedness. The balance of the term loan as of December 31, 2000 was approximately $258 million. On February 28, 2001 Reebok sold $250 million in 20-Year Convertible Debentures in the 144A private placement market. The sale was completed with a coupon of 4.25%, payable in cash semi-annually. The Debentures are convertible into shares of Reebok common stock at a price of $38.56. Reebok intends to use the net proceeds to re-pay its existing term loan due August 31, 2002.

     Reebok also has various arrangements with numerous banks which provide an aggregate of approximately $531 million of uncommitted facilities, substantially all of which are available to Reebok's foreign subsidiaries. Of this amount, approximately $200 million is available for short-term borrowings and bank overdrafts, with the remainder available for letters of credit for inventory purchases. At December 31, 2000, approximately $161 million was outstanding for open letters of credit for inventory purchases, in addition to approximately $9 million in notes payable to banks, and $18 million was outstanding under standby letter of credit.

     Reebok also has authority to issue up to $200 million of commercial paper which is supported to the extent available by its revolving credit and loan agreements, referred to above. As of December 31, 2000, Reebok had no commercial paper obligations outstanding.

     In February 2001, Standard & Poor's Rating Group ("S&P") removed its negative credit watch from Reebok's credit rating. As a result of Reebok selling $250 million in 20-Year Convertible Debentures in the 144A private placement market, Moody's Investor Service, Inc. ("Moody's") and S&P reaffirmed Reebok's credit ratings

     With respect to working capital items, Reebok must commit to production tooling and in some cases to production in advance of orders because of the relatively long lead times for design and production in the footwear industry. Reebok must also maintain inventory to fulfill "at once" shipments. Reebok believes its practices with respect to working capital items are consistent with the footwear and apparel industry in general.

SEASONALITY

     Sales by Reebok of athletic and casual footwear tend to be seasonal in nature, with the strongest sales occurring in the first and third quarters. Apparel sales also generally vary during the course of the year, with the greatest demand occurring during the Spring and Fall seasons.

SINGLE CUSTOMER

     There was no single customer of Reebok that accounted for 10% or more of Reebok's overall net sales in 2000. Reebok is not dependent on a single customer, nor a few customers, the loss of any of which would have a material adverse impact on Reebok.

BACKLOG

     As of December 31, 2000 Reebok's backlog of orders that Reebok believes to be firm (albeit cancelable by the purchaser) totaled approximately $1.034 billion, compared to $1.004 billion as of December 31, 1999. The backlog position is not necessarily indicative of future sales because the ratio of future orders to "at once" shipments and sales by Company-owned retail stores may vary from year to year. In addition, many markets in South America and Asia Pacific are not included in the backlog since sales are made by independent distributors.

COMPETITION AND COMPETITORS

     Competition in sports and fitness footwear and apparel sales is intense, with new entrants and established companies providing challenges in every category. Footwear competitors include a number of sports and fitness footwear and apparel companies, such as Nike, adidas, Fila, New Balance and others. Apparel competitors include numerous brands such as Nike, adidas, Fila, FUBU, Mecca, and 2NYCE.

     Reebok's other product lines also continue to confront strong competition. The casual footwear market into which the ROCKPORT product lines fall is also highly competitive. Due to the diversity of product designs and intended end uses, however, there are very few companies that Rockport competes with directly in every product category. Companies that could be described as competitors in specific product categories include, among others,

Timberland, Clarks, Ecco, Mephisto, Bass, Bostonian, Merrell, Easy Spirit, Nine West and Gabor. ROCKPORT occupies a strong position in the comfort and walking shoe market. Competition in this area has intensified as the activity of walking has grown in popularity and as athletic shoe companies have entered the market. In addition, ROCKPORT also produces men's and women's dress shoes and competes in this market with other leading makers of dress shoes.

     The GREG NORMAN line competes with Tommy Hilfiger, Ralph Lauren, Nautica, Ashworth, Cutter & Buck and other makers of men's casual sportswear and golf apparel and footwear. The RALPH LAUREN footwear brand competes with such brands as Cole Haan, Timberland, Tommy Hilfiger, Prada and Gucci. In addition, the RLX/POLO SPORT line competes with major athletic shoe companies, including Reebok.

ISSUES AND UNCERTAINTIES

     This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements with regard to Reebok's revenues, earnings, spending, margins, cash flow, orders, inventory, products, actions, plans, strategies and objectives. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words "believe," "anticipate," "expect," "estimate," "intend," "plan," "project," "will be," "will continue," "will result," "could," "may," "might," or any variations of such words or other words with similar meanings. Any such statements are subject to risks and uncertainties that could cause Reebok's actual results to differ materially from those discussed in such forward-looking statements. Prospective information is based on management's then current expectations or forecasts. Such information is subject to the risk that such expectations or forecasts, or the assumptions underlying such expectations or forecasts, become inaccurate.

     Risks and uncertainties that could affect Reebok's actual results and could cause such results to differ materially from those contained in forward-looking statements made by or on behalf of Reebok include, but are not limited to, the following: technological, marketing, product, promotional or other success by one of more of Reebok's competitors; changes in consumer preferences; failure by Reebok to adequately forecast consumer demand and sales volume, leading to increased spending, inventory risk, tooling and other costs; inability to obtain desired pricing margins and profitability because of industry conditions, production inefficiencies, increased costs of goods, currency trends, the general retail environment or the lack of success of Reebok's products or marketing; higher-than-anticipated levels of customer cancellations or returns; lack of success in Reebok's retail operations due to general retail market conditions or loss of market share to competitors; failure to meet delivery deadlines because of design, production or distribution problems; the inability to successfully negotiate and enter into a definitive agreement with the NFL, currency fluctuations, government actions, import regulations, political instability or general economic factors that negatively impact Reebok's business in one or more international regions; interruption or unavailability of sources of supply; the lack of an active trading market for its Convertible Debentures; inability to raise funds necessary to finance a change in control purchase or a purchase at the option of the holder under the Debentures; inability to make timely payments on Reebok's indebtedness or to meet debt covenants; loss of one or more significant customers; inability to protect significant trademarks, patents or other intellectual property of Reebok; negative results in litigation; general economic factors impacting consumer purchasing power and preferences; changes in Reebok's tax rate or its ability to fully utilize deferred tax assets; Reebok's ability to achieve desired operating and logistical efficiencies in the areas of distribution and information systems; start-up and software complications related to its global restructuring efforts; and other factors mentioned or incorporated by reference in this report or other reports.

     This list of risk factors is not exhaustive. Certain factors that could affect Reebok's actual results and cause actual results to differ materially from those contained in forward-looking statements made by or on behalf of Reebok include, but are not limited to, those discussed below as well as those discussed in other reports filed by Reebok with the Securities and Exchange Commission (the "SEC"), such as reports on Forms 8-K and 10-Q. In addition, Reebok operates in a highly competitive and rapidly changing environment. Therefore, new risk factors can arise, and it is not possible for management to predict all such risk factors, nor to assess the impact of all such risk factors on Reebok's business or the extent to which any individual risk factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement. Accordingly, investors should not place undue reliance on forward-looking statements as predictions of actual results.

COMPETITION AND CONSUMER PREFERENCES

     The footwear and apparel industry is intensely competitive. Competition in the markets for Reebok's products occurs in a variety of ways, including price, quality, product design, brand image, marketing and promotion, and ability to meet delivery commitments to retailers. The footwear and apparel industry is also subject to rapid changes in consumer preference and technology development. An unanticipated shift in consumer preferences could negatively affect Reebok's sales and financial results. A major marketing or promotional success, or technological innovation, by one of Reebok's competitors could also adversely impact Reebok's competitive position. The intensity of the competition faced by the various operating units of Reebok and the rapid changes in consumer preference and technology that can occur in the footwear and apparel markets constitute significant risk factors in Reebok's operations.

     Consumer demand for athletic footwear and apparel is heavily influenced by "brand image." In 2000, Reebok took several steps to strengthen the REEBOK brand image, including extensive market research, the introduction of new designs emphasizing fashion, and an advertising campaign focused on communicating a consistent brand message (see MARKETING AND PROMOTIONAL ACTIVITIES, above). 2000 saw a shift in the athletic footwear industry from "casual" or "brown shoe" product offerings to "fashion athletic" footwear: comfortable, stylish shoes that function in athletic contexts yet can be worn in social settings. Reebok was well positioned with respect to this shift, introducing a new range of styles to its Classic line and debuting its Diamond Collection of premium footwear.

     While the significance of "performance" as a factor influencing consumer choice has recently diminished somewhat in relation to comfort and style, authenticity of sports performance remains an important bedrock in the athletic footwear industry. Reebok introduced in 2000 the latest iteration of its premier technology, DMX, in Viz DMX (see TECHNOLOGY, above). Reebok also launched the Traxtar 2.0, the latest version of its interactive children's shoe, and plans to launch adult footwear with similar smart technology in 2001. Whether

Reebok's technologies will be successful on a long-term basis is dependent on numerous factors, including Reebok's ability to utilize such technology and to extend it to other products, competitive product offerings, as well as other factors described herein.

     In countries where the athletic footwear market is mature (including the United States), sales growth may depend in part on Reebok increasing its market share at the expense of its competitors, which may be difficult to accomplish. During 2000, the athletic footwear market in the United States improved overall, as consumer demand experienced a positive turnaround. This trend in consumer preferences may have been bolstered by promotional activities surrounding the Summer Olympics competition. The Rockport Company in 2000 focused on updating its core product offerings with more contemporary styling, and expanded its PROWALKER DMX offerings. Ralph Lauren Footwear introduced a children's line and its POLO JEANS CO. line during 2000.

     Reebok also faces strong competition with respect to its apparel lines, including the GREG NORMAN Collection. Key competitors include Ashworth and Cutter & Buck. Both companies enjoyed significant growth in 2000, with Ashworth growing 17% and Cutter & Buck rising 42%. Growth came primarily through corporate sales, new distribution and geographic expansion. Notably, a slow-down began to occur at Cutter & Buck during the fourth quarter due to softening of their retail sell-throughs. Golf apparel growth for 2001 is estimated at 5-8%.

     Reebok continues to take steps to meet market conditions in the athletic footwear and apparel industry. Investments in product development, advertising, marketing and merchandising have been, and will continue to be, made in conjunction with such conditions. The success of such efforts, however, will depend on a number of factors including the extent of changes in consumer preference, consumer and retailer acceptance of Reebok's products and technologies, the effectiveness of Reebok's advertising and marketing, as well as other factors described herein.

INVENTORY RISK

     The footwear industry has relatively long lead times for the design and production of product and thus, Reebok must commit to production tooling and in some cases to production in advance of orders. If Reebok fails to forecast consumer demand accurately or if there are changes in consumer preference or market demand after Reebok has made such production commitments, Reebok may encounter difficulty in filling customer orders or in liquidating excess inventory, or may find that retailers are canceling orders or returning product, all of which may have an adverse effect on Reebok's sales, margins and brand image. Retailer consolidation may make inventory management more difficult and require more liquidation of excess inventory, as certain retailers may cancel orders. Reebok may also be required to pay for certain tooling if it does not satisfy minimum production quantities. Difficulties related to distribution, such as those encountered at the new Rotterdam distribution center in 1999 (as described above more fully in the section entitled INTERNATIONAL OPERATIONS), may have an adverse impact on Reebok's business by increasing the amount of inventory and the cost of warehousing inventory.

SALES FORECAST

     Reebok's investment in advertising and marketing and in certain other expenses is based on sales forecasts and is necessarily made in advance of actual sales. The markets in which Reebok does business are highly competitive, and Reebok's business is affected by a variety of factors, including brand awareness, changing consumer preferences, fashion trends, retail market conditions, currency changes and economic and other factors. There can be no assurance that sales forecasts will be achieved and, to the extent sales forecasts are not achieved, these investments will represent a higher percentage of revenues, and Reebok will experience higher inventory levels and associated carrying costs, all of which would adversely impact Reebok's financial condition and results. See also the discussion below under ADVERTISING AND MARKETING INVESTMENT.

PRICING AND MARGINS

     The prices that Reebok is able to charge for its products depend on the type of product offered and the consumer and retailer response to such product, as well as the prices charged by Reebok's competitors. If, for example, Reebok's products provide enhanced performance capabilities, Reebok should be able to achieve relatively higher prices for such products. The gross margins that Reebok earns depend on the prices that Reebok can charge for these goods and the costs incurred in acquiring the products for sale. To the extent that Reebok has higher costs, such as the higher start-up costs associated with technological products, its margins will be lower unless it can increase its prices or reduce its costs. The Company expects margin pressures in 2001, due to the adverse impact of foreign currency fluctuations, an increase in the price of leather and the costs associated with technology product. These factors are expected to be somewhat offset by manufacturing efficiencies and reduced pricing on various components such as midsole technology. Pricing and margins may also be adversely affected by liquidation sales by retailers in a consolidating environment. In addition, a shift in the marketplace may occur that produces an over-inventoried promotional retail environment, resulting in Reebok encountering increased returns and cancellations from retailers, which may adversely affect its margins. If an over-inventoried environment is produced, retailers may be more reluctant to place future orders for product than they would be otherwise, resulting in fewer future orders for Reebok and requiring Reebok to take more inventory risk to fulfill "at once" business. The ability of Reebok to increase its full margin business is dependent on a number of factors including the success of Reebok's products and marketing, the retail environment and general industry conditions. Additionally, fluctuations in foreign currency exchange rates may have an adverse impact on Reebok's margins. See the section below entitled RISK OF CURRENCY FLUCTUATIONS for more details.

BACKLOG

     Reebok reports its backlog of open orders for the REEBOK brand. However, its backlog position is not necessarily indicative of future sales because the ratio of future orders to "at once" shipments, as well as sales by Company-owned retail stores, may vary from year to year. In addition, many customer orders are cancelable. Any slowdown at retail and consolidation of the retail industry may result in higher cancellations and returns. Additionally, many markets in South America and Asia Pacific are not included in the backlog since sales are made by independent distributors.

ADVERTISING AND MARKET INVESTMENT

     Because consumer demand for athletic footwear and apparel is heavily influenced by brand image, Reebok's business requires substantial investments in marketing and advertising, athlete endorsements and athletic sponsorships, as well as investments in retail presence. In the event that such investments do not achieve the desired effect in terms of increased retailer acceptance and/or consumer purchases of Reebok's products, there could be an adverse impact on Reebok's financial results. There has been some shift in the marketplace away from certain "icon" athletes and the products they endorse. As a result, Reebok has re-evaluated its investment in certain sports marketing deals and has eliminated or restructured certain of its marketing contracts that no longer reflect Reebok's brand positioning.

RETAIL OPERATIONS

     Reebok currently operates approximately 204 retail storefronts in the United States (including REEBOK, ROCKPORT, GREG NORMAN and RALPH LAUREN footwear stores and counting multiple store fronts in combination stores as separate store fronts) and a significant number of retail stores internationally that are operated either directly or through Reebok's distributors or other third parties. Reebok has made a significant capital investment in opening these stores and incurs significant expenditures in operating these stores. To the extent Reebok continues to expand its retail organization, Reebok's performance could be adversely affected by lower-than-anticipated sales at its retail stores. The performance of Reebok's retail organization is also subject to general retail market conditions. The difficult climate at full price retail in the fourth quarter of 2000 has resulted in an increased amount of promotional activity in traditionally full price retail channels. This promotional activity has temporarily diminished the comparative values found in factory outlet stores. However, the retail unit still reported a 1.8% comparative store growth for 2000, while meeting or exceeding their profit objectives for the year.

TIMELINESS OF PRODUCT

     Timely product deliveries are essential in the footwear and apparel business since Reebok's orders are cancelable by customers if agreed-upon delivery windows are not met. If Reebok is late in delivering product as a result of design, production or distribution problems, it could have an adverse impact on its sales and/or profitability.

INTERNATIONAL SALES AND PRODUCTION

     A substantial portion of Reebok's products are manufactured abroad and approximately 44% of Reebok's sales are made outside of the United States. Reebok's footwear and apparel production and sales operations are thus subject to the usual risks of doing business abroad, such as currency fluctuations, longer payment terms, potentially adverse tax consequences, repatriation of earnings, import duties, tariffs, quotas and other threats to free trade, labor unrest, political instability and other problems linked to local production conditions and the difficulty of managing multinational operations. If such factors limited or prevented Reebok from selling products in any significant international market or prevented Reebok from acquiring products from its suppliers in China, Indonesia, Thailand or the Philippines, or significantly increased the cost to Reebok of such products, Reebok's operations could be seriously disrupted until alternative suppliers were found or alternative markets were developed, with a significant negative impact. In addition, Reebok's European operations may be impacted by the start-up and software complications encountered at the Rotterdam distribution center which have delayed implementation of the distribution center, forcing Reebok to incur significant duplicate distribution costs. See also discussion below under ECONOMIC FACTORS.

SOURCES OF SUPPLY

     Reebok depends upon independent manufacturers to manufacture high-quality product in a timely and cost-efficient manner and relies upon the availability of sufficient production capacity at its existing manufacturers or the ability to utilize alternative sources of supply. A failure by one or more of Reebok's significant manufacturers to meet established criteria for pricing, product quality or timeliness could negatively impact Reebok's sales and profitability. In addition, if Reebok were to experience significant shortages in raw materials or components used in its products, it could have a negative effect on Reebok's business, including increased costs or difficulty in delivering product. Some of the components used in Reebok's technologies are obtained from only one or two sources and thus a loss of supply could disrupt production.

RISK ASSOCIATED WITH INDEBTEDNESS

     Reebok has a substantial credit facility which consists of a $640 million term loan (as of December 31, 2000, the outstanding balance of such debt was approximately $258 million) and has a $300 million revolving credit line (as of December 31, 2000, there were no borrowings outstanding under the revolving credit line). On February 28, 2001 Reebok sold $250.0 million in 20-Year Convertible Debentures in the 144A private placement market. Reebok intends to use the net proceeds to re-pay its existing term loan due August 31, 2002. As a result of this indebtedness, Reebok currently faces significant interest expense and debt amortization. The credit arrangement contains certain covenants (including restrictions on liens and the requirements to maintain a minimum interest coverage ratio and a minimum debt to cash flow ratio) which are intended to limit Reebok's future actions and which may also limit Reebok's financial, operating and strategic flexibility. In addition, Reebok's failure to make timely payments of interest and principal on its debt, or to comply with the material covenants applicable thereto, could result in significant negative consequences.

     Reebok believes that its cash, short-term investments and access to credit facilities, together with its anticipated cash flow from operations, are adequate for Reebok's current and planned needs in 2001. However, Reebok's actual experience may differ from the expectations set forth in the preceding sentence. Factors that might lead to a difference include, but are not limited to, the matters discussed herein, as well as future events that might have the effect of reducing Reebok's available cash balances (such as unexpected operating losses or increased capital or other expenditures, as well as increases in Reebok's inventory or accounts receivable) or future events that might reduce or eliminate the availability of external financial resources.

     As indicated above (see WORKING CAPITAL ARRANGEMENTS), In February 2001, Standard & Poor's Rating Group ("S&P") removed its negative credit watch from Reebok's credit rating. As a result of Reebok selling $250 million in 20-Year Convertible Debentures in the 144A private placement market, Moody's Investor Service, Inc. ("Moody's") and S&P reaffirmed Reebok's credit ratings.

RISK OF CURRENCY FLUCTUATIONS

     Reebok conducts operations in various international countries and a significant portion of its sales are transacted in local currencies. As a result, Reebok's revenues are subject to foreign exchange rate fluctuations. Reebok enters into forward currency exchange contracts and options to hedge its exposure for merchandise purchased in U.S. dollars that will be sold to customers in other currencies. Reebok also uses foreign currency exchange contracts and options to hedge significant inter-company assets and liabilities denominated in other currencies. However, no assurance can be given that fluctuation in foreign currency exchange rates will not have an adverse impact on Reebok's revenues, net profits or financial condition. In 2000, Reebok's international sales, gross margins and profits were negatively impacted by changes in foreign currency exchange rates.

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

     The use of a single currency in the eleven participating countries may result in increased price transparency that may affect Reebok's ability to price its products differently in various European markets. Although it is not clear what the result of this price harmonization might be, one possible result is lower average prices for products sold in certain of these markets. Conversion to the Euro is not expected to have a significant impact on the amount of Reebok's exposure to changes in foreign exchange rates since most of Reebok's exposure is incurred against the U.S. dollar, as opposed to other legacy currencies. Reebok's foreign exchange hedging costs should also not change significantly. Nevertheless, because there will be less diversity in Reebok's currency exposures, changes in the Euro's value against the U.S. dollar could have a more pronounced effect, whether positive or negative, on Reebok.

     Reebok is making the necessary changes in its internal and banking systems in Europe to accommodate introduction of the Euro and can make and receive payments in Europe using the Euro. As part of its global restructuring, Reebok is in the process of implementing SAP software on a global basis; the SAP system will be Euro-compatible. Other business functions should be converted for the Euro by the end of the transition period or earlier to meet business needs. Reebok does not expect such conversion costs to be material.

     Although Reebok was not materially affected in 1999 or 2000 by the conversion to the Euro, it has incurred a substantial loss of purchasing power because of the devaluation of the Euro since its introduction.

CUSTOMERS

     Although Reebok has no single customer that represents 10% or more of its sales, Reebok has certain significant customers, the loss of which could have an adverse effect on its business.

There could also be a negative effect on Reebok's business if any such significant customer became insolvent or otherwise failed to pay its debts. See also discussion below under ECONOMIC FACTORS.

INTELLECTUAL PROPERTY

     Reebok believes that its trademarks, patents, technologies and designs are of great value. From time to time Reebok has been, and may in the future be, the subject of litigation challenging its ownership of certain intellectual property. Loss of the REEBOK, ROCKPORT, RALPH LAUREN or GREG NORMAN trademark rights could have a serious impact on Reebok's business. Because of the importance of such intellectual property rights, Reebok's business is subject to the risk of counterfeiting, parallel trade or intellectual property infringement. Reebok is, however, vigilant in protecting its intellectual property rights.

LITIGATION

     Reebok is subject to the normal risks of litigation with respect to its business operations. See Item 3 below for a further description of litigation involving Reebok.

ECONOMIC FACTORS

     Reebok's business is subject to economic conditions in Reebok's major markets, including, without limitation, recession, inflation, general weakness in retail markets and changes in consumer purchasing power and preferences. Adverse changes in such economic factors could have a negative effect on Reebok's business. For example, an economic slowdown in the United States during 2000 saw poor performance in the equity market, consolidations throughout the workforce, and decreases in disposable income and personal spending. These factors could have negative effects on Reebok's business despite improvements for the U.S. athletic footwear market in 2000 (see COMPETITION AND CONSUMER PREFERENCES, above).

     Although financial conditions in the Far East appeared to have stabilized following the crisis of the late 1990s, and Reebok's sales in that region increased 13.8% during 2000, this region again is experiencing economic problems. The financial climate improved in Latin America, and Reebok's sales to its independent distributors in the region grew 37% to meet local consumer demand. However, net sales by Reebok in Europe decreased by 9.2%, largely due to devaluation of the Euro and the British Pound. Although Reebok enters into forward currency exchange contracts and options to manage fluctuations in the value of foreign currencies, such fluctuations cannot be predicted with certainty and Reebok's recorded earnings have been and may be adversely impacted by unanticipated moves in a particular region's currency.

TAX RATE CHANGES AND DEFERRED TAX ASSETS

     If Reebok was to encounter significant tax rate changes in the major markets in which it operates, it could have an adverse effect on its business or profitability. In addition, the tax rate can be affected by Reebok's geographic mix of earnings. If more taxable income is earned in markets where the tax rate is relatively higher, Reebok's effective tax rate will increase. Reebok expects that the full year 2001 tax rate will be somewhat lower than the rate for 2000.

     Reebok has approximately $120 million of net deferred tax assets, of which approximately $71 million is attributable to the expected utilization of tax net operating loss carryforwards and tax credit carryforwards. There can be no assurance that Reebok will realize the full value of such deferred tax assets, although Reebok has tax planning strategies which are designed to utilize at least a portion of the tax net operating loss carryforwards and thereby reduce the likelihood that they expire unused. Reebok believes it is more likely than not that its deferred tax assets will be realized. However, realization of the deferred tax assets will be dependent on a number of factors including the level of taxable income generated by Reebok, the countries in which such income is generated, as well as the effectiveness of Reebok's tax planning strategies. If Reebok's estimates of future taxable income are not realized in the near-term, the net carrying value of the deferred tax assets could be reduced, thereby reducing future net income.

GLOBAL RESTRUCTURING ACTIVITIES

     Reebok has been in the process of undertaking various global restructuring activities designed to enable Reebok to achieve operating efficiencies, improve logistics and reduce expenses. There can be no assurance that Reebok will be able to effectively execute on its restructuring plans or that such benefits will be achieved. Moreover, in the short-term Reebok has experienced, and may in the future experience, difficulties in product delivery or other logistical operations as a result of its restructuring activities, which have had, and in the future could have, an adverse effect on Reebok's business. For example, in 1999 Reebok's German and Austrian subsidiaries began to use the Rotterdam distribution center. These distributors experienced start-up and software complications which contributed to a decline in their business. Reebok estimates that this was one factor which accounted for approximately a 40 percent decline in sales in Germany in 1999. In the short term, Reebok could also be subject to increased expenditures and charges because of inefficiencies resulting from such restructuring activities. For example, in 1999 Reebok decided to defer the consolidation of its warehouse facilities in Europe into its Rotterdam distribution center, as well as to delay implementation of certain aspects of its planned SAP implementation. This decision was made with the intention of removing certain logistical risks from Reebok's business in the year 2000. However, as a result of this decision, certain logistical advantages and efficiencies that may result from a complete consolidation of Reebok's European distribution facilities and full implementation of SAP will be lost until such time as such consolidation and implementation is completed. In addition, Reebok incurred significant duplicate distribution and start-up expenses in 1999 and 2000, and it is likely that such duplicate expenses will continue into 2001 because of the decision to defer warehouse consolidation and full implementation of SAP. The complete implementation of SAP may also be delayed further and encounter further complications in part because of the nature of the system. The SAP system did not previously have an appropriate application for the footwear and apparel industry, requiring Reebok, together with its software vendor and another company in the apparel industry, to develop a new software application for the footwear and apparel industry. This adaptation to the footwear and apparel business may cause future complications that will require Reebok to invest additional resources and further delay implementation.

EMPLOYEES

     As of December 31, 2000, Reebok had approximately 6,000 employees in all operating units. None of these employees is represented by a labor union. Reebok has never suffered a material interruption of business caused by labor disputes with employees. Management considers employee relations to be good.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS

     Financial information about geographic operations appears in Note 13 of the consolidated financial statements on page 63.

RESEARCH AND DEVELOPMENT

     Incorporation of new technologies into its footwear and apparel products is integral to Reebok's success. Reebok has been, and will continue to be, committed to product research and development that will bring innovative technology to its consumers.

     In 2000 Reebok spent approximately $49.8 million on product research, development and evaluation, compared to $55.4 million in 1999, and $65.7 million in 1998.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following information is submitted as to the executive officers of
Reebok:

NAME                                                 AGE                    OFFICE HELD
----                                                 ---                    -----------
Paul B. Fireman....................................   57  President, Chief Executive Officer and Chairman
                                                          of the Board of Directors
Paul R. Duncan.....................................   60  Executive Vice President
Jay M. Margolis....................................   51  Executive Vice President and President of the
                                                          Specialty Business Groups
Angel R. Martinez..................................   45  Executive Vice President, Chief Marketing
                                                          Officer
Kenneth I. Watchmaker..............................   58  Executive Vice President, Chief Financial
                                                          Officer and Treasurer
James R. Jones, III................................   56  Senior Vice President and Chief Human Resources
                                                          Officer
David A. Pace......................................   40  Senior Vice President, General Counsel and Clerk
David A. Perdue....................................   51  Senior Vice President, President and Chief
                                                          Executive Officer of the Reebok Division
Terry R. Pillow....................................   47  Senior Vice President, President and Chief
                                                          Executive Officer of The Rockport Company

     Officers hold office until the first meeting of the Board of Directors following the annual meeting of stockholders, or special meeting in lieu thereof, and thereafter until their respective successors are chosen and qualified.

     Paul B. Fireman is the founder of Reebok and has served as its Chief Executive Officer since Reebok's founding in 1979 and its Chairman of the Board since 1986. Mr. Fireman served as President of Reebok from 1979 to 1987 and was appointed again to that position in 1989.

Mr. Fireman has been a Director since 1979. Mr. Fireman also served as the President of the Reebok Division in 2000.

     Paul R. Duncan resigned as a full-time employee on January 2, 2001. In February 2000, Mr. Duncan had rejoined Reebok as Executive Vice President and oversaw the Rockport, Ralph Lauren and Greg Norman brands. Mr. Duncan has been a Director of Reebok since March 1989. He had been an Executive Vice President of Reebok from February 1990 until December 1998. From November 1996 until 1999, Mr. Duncan had a part-time position with Reebok in which he was responsible for special projects. He was previously President of the Specialty Business Groups from October 1995 until November 1996. From June 1995 until October 1995, Mr. Duncan was Chief Operating Officer for the Reebok Division. Prior to June 1995, Mr. Duncan was Executive Vice President and Chief Financial Officer. Mr. Duncan joined Reebok in 1985 as Senior Vice President and Chief Financial Officer.

     Jay M. Margolis was hired as Executive Vice President and President of the Specialty Business Groups in December 2000. Mr. Margolis is responsible for overseeing the management of the following operating units: The Greg Norman Division, Ralph Lauren Footwear Co., and The Rockport Company. Prior to joining Reebok, he served as the Chairman and CEO of E7th.com, a business-to-business supply solution for the footwear industry that links wholesalers with retailers. Mr. Margolis also served as Chairman and CEO of Esprit de Corporation (1995-1999). From 1992-1994, he was President and Vice Chairman of the Board of Directors of Tommy Hilfiger. Mr. Margolis spent nine years at Liz Claiborne, Inc. where he held several positions including Vice Chairman of the Board of Directors (1989-1992), President of Liz Claiborne Sportswear (1986-1989) and President of Liz Claiborne Menswear (1983-1986).

     Angel R. Martinez was appointed Chief Marketing Officer in October 1998. He has been an Executive Vice President of Reebok since February 1994. Previously, he was President and Chief Executive Officer of The Rockport Company, Inc. from August 1994 to October 1998. Prior to that, Mr. Martinez was the President of the Fitness Division of Reebok from September 1992 to January 1994 and Executive Vice President of Marketing Services from January 1994 to August 1994, and prior to that he was Vice President for Business Development of Reebok for several years. Mr. Martinez joined Reebok in 1980.

     Kenneth I. Watchmaker has been an Executive Vice President of Reebok since February 1994. He was appointed Chief Financial Officer of Reebok in June 1995 and was elected Treasurer in September 1999. Previously, since February 1994, he was an Executive Vice President of Reebok with responsibility for finance, footwear production and management information systems. He joined Reebok in July 1992 as Executive Vice President, Operations and Finance, Reebok Division. Prior to joining Reebok, Mr. Watchmaker was a Senior Partner of Ernst & Young LLP.

     James R. Jones, III has been Senior Vice President and Chief Human Resources Officer for Reebok since May 1998. Mr. Jones joined Reebok as Senior Vice President of Human Resources for the Reebok Division in April 1997. Prior to that, Mr. Jones was Vice President of Human Resources of Inova Health System from May 1996 through April 1997. From July 1995 through May 1996, Mr. Jones was the Senior Vice President of Human Resources of Franciscan Health System. Prior to that, since 1991, Mr. Jones was the Vice President of Human Resources of The Johns Hopkins University.

     David A. Pace became a Senior Vice President of Reebok in February 2001, having been appointed Vice President and General Counsel, and elected Clerk, in December 1999. From May 1999 until his promotion, Mr. Pace was Vice President, Global Alliances and Endorsements for the Reebok Division. Prior to this position, Mr. Pace was Assistant General Counsel from January 1997 until May 1999. In June 1995, Mr. Pace joined Reebok's legal department as Counsel-Marketing. Prior to joining Reebok, Mr. Pace was Vice President and General Counsel of Applied Extrusion Technologies, Inc. from June 1994 to June 1995, prior to which he was an associate at the office of the law firm of Ropes & Gray.

     David A. Perdue was appointed President and Chief Executive Officer of the Reebok Division in January 2001. Mr. Perdue joined Reebok in September 1998 as a Senior Vice President of Reebok and as Senior Vice President, Global Supply Chain. He was promoted to Executive Vice President, Global Operating Units of the Reebok Division in December 1999. From 1994 until he joined Reebok, Mr. Perdue was Senior Vice President of Haggar, Inc., where he was responsible for all aspects of manufacturing, from planning through distribution. From 1992 until 1994, he was based in Hong Kong as Senior Vice President of operations for Sara Lee.

     Terry R. Pillow was appointed Senior Vice President of Reebok and President and Chief Executive Officer of Rockport in May 1999. Prior to joining Reebok, Mr. Pillow was President of the apparel division of Coach Leatherware, a subsidiary of Sara Lee Corporation. From 1989 to 1994, Mr. Pillow served as President of A/X Armani Exchange, New York.

ITEM 2. PROPERTIES.

     Reebok leases most of the properties that are used in its business. In 2000, Reebok moved its corporate headquarters, including the principal offices of the Reebok Division and its U.S. Operations, to newly built facilities in Canton, Massachusetts. The headquarters building contains approximately 522,000 square feet of space sited on a 42-acre campus incorporating several outdoor fields, tracks, and testing areas. Construction was completed in March 2000 and employee relocation was finished in June 2000. Reebok entered into an operating lease agreement in 1998 for the purpose of financing construction of the new facility. Under the agreement, the lessor purchased the property and paid for the construction costs, and is currently leasing the facility to Reebok. The initial lease term is six years with five two-year renewal options. The lease provides substantial residual value guarantees by Reebok and includes a purchase option at the original cost of the property. The mailing address of this new facility is 1895 J.W. Foster Boulevard, Canton, Massachusetts 02021.

     As a result of the move to new corporate headquarters, Reebok was able to consolidate operations previously housed in several buildings at various locations. In 2000, Reebok sold a building it had purchased in 1994, in Avon, Massachusetts, containing approximately 430,000 square feet of space that was used as an office and warehouse. Reebok maintains the Reebok Division's principal U.S. warehouse and distribution center, which contains approximately 450,000 square feet of usable space, in Stoughton, Massachusetts, approximately five miles from the new headquarters facility. Reebok also leases approximately 330,000 square feet of space in Memphis, Tennessee that it uses as a warehouse and distribution center.

     In 1993, Rockport purchased its corporate headquarters facility in Marlborough, Massachusetts, containing approximately 80,000 square feet of floor space. In 2001, Rockport intends to move its corporate headquarters to Reebok's new facilities in Canton, Massachusetts. Rockport expects to sell the Marlborough building during 2001. In 1995 Rockport completed construction of a distribution center of approximately 285,000 usable square feet on approximately 140 acres of land it had purchased in 1992 in Lancaster, Massachusetts.

     Reebok's international operations were previously headquartered in Stockley Park, London, where Reebok's U.K. subsidiary still leases approximately 37,000 square feet under a fifteen-year lease which is guaranteed by Reebok. This property has been subleased to two parties for the term of the lease.

     In June 1998, Reebok entered into an operating lease agreement for the purpose of financing construction costs for a new distribution facility in Rotterdam, The Netherlands. Under the agreement, the lessor leased the land pursuant to a 99-year ground lease, paid for the construction costs and subsequently leases the entire facility to Reebok. The initial lease term is six years with one five-year renewal option. The lease provides for substantial residual value guarantees by Reebok and includes a purchase option at the original cost of the property.

     Reebok's wholly-owned Canadian distribution subsidiary, Reebok Canada Inc., leases an approximately 145,000-square foot office/warehouse facility in Aurora, Ontario pursuant to a lease that expires in 2001.

     Reebok and its subsidiaries own and lease other warehouses, offices, showrooms and retail and other facilities in the United States and in various foreign countries to meet their space requirements. Except as otherwise indicated, Reebok believes that these arrangements are satisfactory to meet its needs.

ITEM 3. LEGAL PROCEEDINGS.

     In December 1999, Reebok International Limited, a wholly-owned subsidiary of Reebok ("Reebok Limited"), filed a lawsuit against the Sydney Organizing Committee for the Olympic Games ("SOCOG") in the Supreme Court of New South Wales, Australia. This lawsuit arises from a 1997 sponsorship agreement (the "Sponsorship Agreement") between Reebok Limited and SOCOG, pursuant to which Reebok Limited was to be the official sports brand of the Sydney 2000 Summer Olympic Games. Among other allegations, Reebok Limited alleges that SOCOG breached the exclusivity provisions of the Sponsorship Agreement by authorizing certain Reebok competitors to produce branded apparel for the Sydney 2000 Summer Olympic Games, and seeks damages for breach of contract. In February 2000, SOCOG counterclaimed, alleging wrongful termination of the Sponsorship Agreement by Reebok Limited. SOCOG has not specified the amount of damages it will claim; however Reebok does not believe any adverse judgment will have a material adverse effect on its financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted during the fourth quarter of 2000 to a vote of security holders, through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's common stock is quoted on the New York Stock Exchange under the symbol RBK. As of March 16, 2001 there were 6,335 record holders of The Company's common stock.

     The following table sets forth the quarterly high and low sales prices during 2000 and 1999:

                                                               2000                  1999
                                                       --------------------    -----------------
QUARTER                                                  HIGH        LOW        HIGH       LOW
-------                                                --------    --------    -------    ------
First................................................  9 5/8       6 15/16     19 1/4     14 1/2
Second...............................................  18 3/4      9 1/4       22 3/4     15 3/4
Third................................................  21 15/16    14 13/16    18 5/16    10 3/8
Fourth...............................................  28 1/3      15 3/4      11 1/8     7 7/8

ITEM 6. SELECTED FINANCIAL DATA.

     The following selected financial data is qualified by reference to, and should be read in conjunction with, the financial statements, including the notes thereto, and MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS included elsewhere in this Annual Report.

Amounts in thousands, except per share data
---------------------------------------------------------

    YEAR ENDED DECEMBER 31,          2000          1999          1998          1997          1996
    -----------------------       ----------    ----------    ----------    ----------    ----------
Net sales.......................  $2,865,240    $2,899,872    $3,224,592    $3,643,599    $3,478,604
Income before income taxes and
  minority interest.............     135,805        28,038        37,030       158,085       237,668
Net income......................      80,878        11,045        23,927       135,119       138,950
Special charges and income tax
  benefit.......................          --        39,440        23,674          (839)           --
Basic earnings per share........        1.42           .20           .42          2.41          2.06
Diluted earnings per share......        1.40           .20           .42          2.32          2.03
Dividends per common share......          --            --            --            --          .225

          DECEMBER 31,               2000          1999          1998          1997          1996
          ------------            ----------    ----------    ----------    ----------    ----------
Working capital.................  $  737,066    $  626,715    $  820,277    $  887,367    $  946,127
Total assets....................   1,463,046     1,564,128     1,684,624     1,756,097     1,786,184
Long-term debt..................     345,015       370,302       554,432       639,355       854,099
Stockholders' equity............     607,863       528,816       524,377       507,157       381,234

     Financial data for 1999 includes special charges of $39,440 after-taxes, or $0.69 per diluted share, pertaining to restructuring activities in the Company's global operations and for the settlement of litigation.

     Financial data for 1998 includes special charges of $23,674 after-taxes, or $0.42 per diluted share, in connection with the Company's various business re-engineering efforts and the restructuring or adjustment of certain underperforming marketing contracts.

     On June 7, 1996, the Company completed the sale of substantially all of the operating assets and business of its subsidiary, Avia Group International, Inc. ("Avia"); accordingly, subsequent to that date, the operations of Avia are no longer included in the Company's financial results. 1997 results include an income tax benefit of $40,000, or $0.69 per diluted share, related to the conclusion in 1997 of outstanding tax matters associated with the sale of Avia. 1997 also includes total special charges of $39,161 after-taxes, or $0.67 per diluted share, relating to restructuring activities in the Company's global operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

     Risks and uncertainties that could affect Reebok's actual results and could cause such results to differ materially from those contained in forward-looking statements made by or on behalf of Reebok include, but are not limited to, the following: technological, marketing, product, promotional or other success by one of more of Reebok's competitors; changes in consumer preferences; failure by Reebok to adequately forecast consumer demand and sales volume, leading to increased spending, inventory risk, tooling and other costs; inability to obtain desired pricing margins and profitability because of industry conditions, production inefficiencies, increased costs of goods, currency trends, the general retail environment or the lack of success of Reebok's products or marketing; higher-than-anticipated levels of customer cancellations or returns; lack of success in Reebok's retail operations due to general retail market conditions or loss of market share to competitors; failure to meet delivery deadlines because of design, production or distribution problems; the inability to successfully negotiate and enter into a definitive agreement with the NFL, currency fluctuations, government actions, import regulations, political instability or general economic factors that negatively impact Reebok's business in one or more international regions; interruption or unavailability of sources of supply; the lack of an active trading market for its Convertible Debentures; inability to raise funds necessary to finance a change in control purchase or a purchase at the option of the holder under the Debentures; inability to make timely payments on Reebok's indebtedness or to meet debt covenants; loss of one or more significant customers; inability to protect significant trademarks, patents or other intellectual property of Reebok; negative results in litigation; general economic factors impacting consumer purchasing power and preferences; changes in Reebok's tax rate or its ability to fully utilize deferred tax assets; Reebok's ability to achieve desired operating and logistical efficiencies in the areas of distribution and information systems; start-up and software complications related to its global restructuring efforts; and other factors mentioned or incorporated by reference in this report or other reports.

     This list of risk factors is not exhaustive. Other risks and uncertainties are discussed elsewhere in this report and in further detail in this Annual Report under the heading ISSUES AND UNCERTAINTIES, as well as in other reports filed by the Company with the Securities and Exchange Commission ("SEC") such as Forms 8-K and 10-Q. In addition, the Company operates in a highly competitive and rapidly changing environment. Therefore, new risk factors can arise, and it is not possible for management to predict all such risk factors, nor to assess the impact of all such risk factors on the Company's business or the extent to which any individual risk factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement. Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

                             OPERATING RESULTS 2000

     Net sales for the year ended December 31, 2000 were $2.865 billion, a 1.2% decrease from the year ended December 31, 1999 sales of $2.900 billion. Sales comparisons were adversely affected by the weakening of various foreign currencies, particularly the Euro and British Pound Sterling. On a constant dollar basis, which eliminates the effect of currency fluctuations, net sales for the year ended December 31, 2000 increased $47.8 million or 1.7%. The Reebok Division's worldwide sales (including the sales of the GREG NORMAN Collection) were $2.336 billion in 2000. On a constant dollar basis, the Reebok Division's worldwide sales increased $45.2 million or 2.0%.

     U.S. footwear sales of the REEBOK brand increased 1.9% to $926.4 million in 2000 from $908.8 million in 1999. Footwear sales increased in all of the Company's key U.S. trade channels. Also for the year, full price, at once fill-in business increased 40%, while off-price sales decreased 21% and cancellations decreased 15%.

     U.S. apparel sales of the REEBOK brand (including the sales of the GREG NORMAN Collection) decreased by 11.3% to $233.7 million in 2000 from $263.6 million in 1999. Despite the sales decline in the year, gross margins for branded REEBOK apparel improved 440 basis points, cancellations declined and operating expenses were reduced by 19.5%. As a result, the operating profit on U.S. apparel increased. The Company believes that the overall domestic apparel market will be challenging during 2001; however, despite these conditions U.S. apparel may be a long term profitable growth opportunity. Sales of GREG NORMAN apparel decreased 13.6% for the year end December 31, 2000 as compared to 1999.

     International sales of the Reebok Division (including footwear and apparel) were $1.176 billion in 2000, a decrease of 1.7% from sales of $1.196 billion in 1999. On a constant dollar basis, International sales of the Reebok Division increased $57.5 million or 5.1%. International comparisons were also adversely impacted by the changes to the Company's international distribution network. Effective January 1, 2000, the Company's subsidiaries in Switzerland and Russia were sold and became independent distributors. Net sales in Europe decreased 9.2% and net sales in the Asia Pacific region increased 14.3% in the year. Removing the impact of currency and after giving effect to the sale of the Company's subsidiaries in Russia and Switzerland, net sales in Europe increased $38.8 million or 4.3% as compared to 1999, and sales in the Asia Pacific region increased 9.7% in the year. In Latin America, the Company's sales to its independent distributors increased approximately 37.0% as these distributors increased their purchases to meet local consumer demand. In constant dollars, international footwear sales increased approximately 9.1%, and international apparel sales increased by approximately .7%.

     Rockport's sales for 2000 decreased by 1.9% to $422.4 million from sales of $435.0 million in 1999. As many of the Division's older core products declined, domestic sales for the Rockport brand decreased by 4.6%. International revenues, which grew by 2.4%, accounted for approximately 25.5% of Rockport's sales in 2000 as compared to 24.2% in 1999. The Company believes that Rockport's new product introductions for both men and women, which debuted during the second half of 2000, have been well received by consumers and are experiencing relatively stronger retail sell-throughs. During 2001 Rockport is planning to introduce a continual flow of new products in an increased number of retail doors in the department and specialty store channels of distribution. This expansion of retail shelf space will be supported by increased media spending for Rockport's new lifestyle advertising campaign.

     Ralph Lauren Footwear had sales of $106.7 million in 2000, an increase of 11.1% from $96.0 million in 1999. The LAUREN line, which the Company launched in 1999, appears to be gaining greater consumer awareness, and the Company believes that this has resulted in stronger product sell-throughs at retail. During 2001, Ralph Lauren Footwear plans to continue to expand its LAUREN distribution along with that of its most recent product line, POLO JEANS CO. footwear, which was launched this fall in selected retail doors. Over the long term, the Company believes that this division has opportunities for growth in both the domestic and international markets.

     The Company's overall gross margin was 37.9% of sales for 2000, as compared to 38.5% for 1999, a decrease of 60 basis points. One of the primary reasons for the decline was the margin erosion in Europe caused by the weakening of the Euro and British Pound Sterling which have declined by as much as 20% against the U.S. Dollar since December 1999. In order to mitigate the impact of currency fluctuations on the Company's gross margin in 2001, the Company implemented selective price increases in various countries in Europe, value engineered certain products to provide greater efficiencies, and changed some of its sourcing strategies in order to take advantage of the strong U.S. dollar. Based on these actions, the current exchange rates and the Company's hedging strategy, the Company believes that its gross margin performance during 2001 will be slightly down from 2000.

     Selling, general and administrative expenses for the year ended December 31, 2000 were $915.4 million, or 31.9% of sales, as compared to $971.9 billion, or 33.5% of sales for 1999 a decline of $56.5 million or 160 basis points as a percentage of sales. General and administrative expenses decreased 7.8%. The Company's multiple brand strategy continues to enable the Company to leverage many core competencies across all of its brands for greater business efficiencies. The Company expects to be able to generate revenue growth during 2001 and with that growth should come some operating leverage resulting in selling, general and administrative expenses declining as a percentage of sales. Included in this operating leverage is Reebok's current plan to significantly increase its worldwide spending for advertising and other working media in order to generate greater consumer demand for its products and greater sell-throughs for its retailers. This marketing spend will be funded primarily from anticipated revenue increases, additional operating efficiencies, reallocating funds from non-working to working media and from the elimination of programs which are not critical to the Company's near-term strategic focus.

     Interest expense decreased in 2000 as compared to 1999 as a result of strong cash flow generation and debt repayments. Other expense includes foreign currency losses and net losses from the sale or disposal of certain assets primarily related to facilities consolidation and the change in estimates for special charges. Also included in other expense is amortization of intangible assets of $5.4 million for the year ended December 31, 2000. The Company did not record any special charges during 2000, but did change certain previously recorded estimates.

     Details of the special charge activity during 2000 are as follows:

                                                                                                TERMINATION
                                               LEGAL      EMPLOYEE    FIXED ASSET   MARKETING    OF LEASES
     (DOLLARS IN THOUSANDS)        TOTAL     SETTLEMENT   SEVERANCE   WRITE-DOWNS   CONTRACTS    AND OTHER
     ----------------------       --------   ----------   ---------   -----------   ---------   -----------
Balance, December 31, 1999......  $ 65,557    $21,424      $18,917     $ 15,534      $ 9,091      $   591
2000 Change in Estimates........     3,289                  (3,751)       6,210                       830
2000 Utilization................   (26,953)    (5,615)      (6,670)     (11,252)      (2,263)      (1,153)
                                  --------    -------      -------     --------      -------      -------
Balance, December 31, 2000......  $ 41,893    $15,809      $ 8,496     $ 10,492      $ 6,828      $   268
                                  ========    =======      =======     ========      =======      =======

     The effective income tax rate was 36.1% for 2000 as compared to 36.0% for 1999. Looking forward, dependent on the geographic mix of earnings in 2000, the Company expects that the full year 2001 rate will be approximately 31.0% based on current estimates. However, the rate could fluctuate from quarter to quarter depending on where the Company earns its income geographically, and, if the Company incurs non-benefitable losses in certain economically troubled regions, the rate could increase.

     At December 31, 2000, the Company had recorded net deferred tax assets of $119.8 million, of which $34.8 million is attributable to the expected utilization of tax net operating loss carryforwards. The remainder, $85.0 million, is attributable to tax credit carryforwards and the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Although realization is not assured, management believes it is more likely than not that the net deferred tax assets will be realized. The estimate of future taxable income relates to operations of the Company which have, in the past, generated a level of taxable income in excess of amounts of future taxable income necessary to realize the deferred tax assets. In addition, the Company has tax planning strategies which can utilize a portion of the tax net operating loss carryforwards and thereby reduce the likelihood that they will expire unused. However, if the Company's estimates of future taxable income are not realized in the near-term, the net carrying value of the deferred tax assets could be reduced thereby impacting future net income.

     In December, 2000 the Company announced it had entered into an agreement in principle with the National Football League ("NFL"). Beginning in the 2002 NFL season, the Company will have the exclusive right to supply and market on-field uniforms and sideline apparel, practice apparel and headgear for all 32 NFL teams. The Company will also have the exclusive right to develop a new line of NFL fitness equipment and several new product lines including NFL Classic apparel and NFL fitness apparel. The Company intends to create a new subsidiary dedicated to the NFL apparel and fitness business. As part of the agreement, the NFL will receive annual royalty guarantees and will have the option to acquire an equity position in the new subsidiary. In addition, the Company will grant warrants to the NFL to purchase up to 1.6 million shares of the Company's common stock. The exercisability and exercise price of the warrants will vary depending on the achievement of various financial criteria and the duration of the license. This arrangement is subject to the negotiation and completion of definitive documentation, which as of March 16, 2001, has not yet been completed.

                             OPERATING RESULTS 1999

     Net sales for the year ended December 31, 1999 were $2.900 billion, a 10.1% decrease from the year ended December 31, 1998 sales of $3.225 billion. The Reebok Division's worldwide sales (including the sales of the GREG NORMAN Collection) were $2.369 billion in 1999, a 12.0% decrease from sales of $2.691 billion in 1998. U.S. footwear sales of the REEBOK brand decreased 13.5% to $919 million in 1999 from $1.062 billion in 1998. U.S. footwear sales in most categories declined. The Classic category declined partially as a result of the Company's effort to redefine its distribution strategy in anticipation of new Classic product extensions that began in year 2000. U.S. apparel sales of the REEBOK brand decreased by 29.9% to $253.8 million from $362.2 million in 1998. During 1999, there was general softness in the U.S. for branded athletic apparel. These market conditions, combined with the Company's efforts to strategically reposition the U.S. business by limiting distribution and eliminating many unprofitable product offerings, had an adverse impact on U.S. apparel revenues. Sales of GREG NORMAN apparel also declined in the year. During 1999, the domestic golf and branded apparel market was promotional and overdistributed. For 2000, in an attempt to manage the Company's apparel operations profitably, this division reduced the number of retail doors in which its products are carried. Also, beginning in 2000, REEBOK golf footwear was integrated with the GREG NORMAN Collection to create a more complete golf product line.

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

     Rockport's sales for 1999 decreased by 5.6% to $435.0 million from $460.7 million in 1998. International revenues, which grew by 4.7%, accounted for approximately 24.2% of Rockport's sales in 1999 as compared to 21.8% in 1998. Domestic sales for the Rockport brand decreased by 9.2%. Domestically, sales decreased in most categories. Sales for many of the Rockport's core dress products for men have declined and Rockport updated and refreshed this line in 2000. Also, in 2000, Rockport introduced a wider selection of DMX technology into many of its new products along with a new and improved "Millennium" fit. Most of these new products debuted at retail in the second half of 2000.

     Ralph Lauren Footwear had a sales increase of 31.1% in 1999 to $96.0 million from $73.2 million in 1998. During the fall of 1999, the LAUREN line of women's footwear debuted at retail and in 2000 the Company introduced footwear complementing the POLO JEANS CO. and RALPH LAUREN children's apparel categories. During 1999, the Company increased its advertising and marketing commitment for this brand and continued this investment through much of 2000.

     The Company's overall gross margin was 38.5% of sales for 1999, as compared to 36.8% for 1998, an increase of 170 basis points. The increase is primarily attributable to the strengthening of the Company's initial pricing margins due to manufacturing and sourcing efficiencies and to lower markdowns, cancellations and returns for the Reebok Brand.

     Selling, general and administrative expenses for the year ended December 31, 1999 were $971.9 million, or 33.5% of sales, as compared to $1.043 billion, or 32.4% of sales for 1998. While the Company's overall spending declined $71.3 million during 1999 as compared to 1998, spending as a percentage of sales increased slightly. During 1999, the Company incurred start-up expenses for the new Distribution and Shared Services Centers in Rotterdam as well as for its global information systems re-engineering efforts. These start-up expenses, many of which are redundant in nature, amounted to approximately $35.3 million for 1999. The Company benefited from the various cost reduction programs initiated in 1998 as all other selling, general and administrative expenses declined from 1998's levels. Further, the implementation of the Company's new global software solution and further migration to the new Distribution Center was for the most part postponed until 2001. The Company's intention was to limit its business risk from these initiatives during 2000 allowing the new software and distribution center to mature. For 2000, the Company's overall spending was planned to be at approximately the same level as 1999. Cost savings from the Company's restructuring activities and the reduction of start-up expenses in 2000 were re-invested in marketing and other expenses to support all of the Company's brands.

     The financial results of 1999 included special charges of $61.6 million ($39.4 million after-tax or $0.69 per diluted share). $38.0 million of the special charges relates to restructuring activities in the Company's global operations and $23.6 million to the settlement of litigation. The portion of the charges that is for restructuring relates primarily to personnel expenses for headcount reductions, asset valuation reserves and accruals related to the abandonment of certain activities. The business re-engineering will result in the elimination of approximately 600 full-time positions. The remainder of this portion of the charge is primarily for lease terminations and the write-down of assets held for sale or no longer in use. During the fourth quarter of 1999, approximately $2.0 million of the legal settlement was paid, with the balance payable during 2001. Approximately $46.0 million of the total charge will require cash payments.

     Details of the special charge activity during 1999 are as follows:

                                                                                                TERMINATION
                                               LEGAL      EMPLOYEE    FIXED ASSET   MARKETING    OF LEASES
     (DOLLARS IN THOUSANDS)        TOTAL     SETTLEMENT   SEVERANCE   WRITE-DOWNS   CONTRACTS    AND OTHER
     ----------------------       --------   ----------   ---------   -----------   ---------   -----------
Balance, December 31, 1998......  $ 30,298                 $ 7,215      $ 5,766      $14,742      $ 2,575
1999 Charge.....................    64,125    $23,625       20,283       16,104                     4,113
1999 Change in Estimates........    (2,500)                              (2,500)
1999 Utilization................   (26,366)    (2,201)      (8,581)      (3,836)      (5,651)      (6,097)
                                  --------    -------      -------      -------      -------      -------
Balance, December 31, 1999......  $ 65,557    $21,424      $18,917      $15,534      $ 9,091      $   591
                                  ========    =======      =======      =======      =======      =======

     Interest expense decreased in 1999 as compared to 1998 as a result of strong cash flow generation and debt repayments. Other expense was $8.6 million for the twelve months, a decline of $10.5 million from last year. The 1998 amount includes the Company's write-down of its investment in its Brazilian joint venture and losses due to currency devaluation in Russia. Also included in other expense is amortization of intangible assets of $5.2 million for the year ended December 31,1999.

     The effective income tax rate was 36.0% for 1999 as compared to 32.2% for 1998. The increase was due to a change in the mix of earnings and the impact of non-deductible expenses.

                              REEBOK BRAND BACKLOG

     The REEBOK brand backlog (including GREG NORMAN Collection apparel) of open customer orders scheduled for delivery during the period from January 1, 2001 through June 30, 2001 increased 7.8% on a local currency basis, or 4.9% in reported dollars as compared to the same period last year. U.S. backlog for the REEBOK brand, increased 8.1% and the international backlog, which includes Canada, increased 7.4% in constant dollars or .9% in reported dollars. Reebok's U.S. footwear backlog increased 8.2% and Reebok U.S. apparel backlog (including GREG NORMAN Collection apparel) increased 7.2% as compared to the same period last year. These open backlog comparisons are not necessarily indicative of future sales trends. Many orders are cancelable, sales by Company-owned retail stores can vary from year-to-year, many markets in Latin America and Asia Pacific are not included in the open orders since sales are made by independent distributors and the ratio of orders booked early to at-once shipments can vary from period to period.

                        LIQUIDITY AND SOURCES OF CAPITAL

     Working capital was $737.1 million at December 31, 2000 and $626.7 million at December 31, 1999. The current ratio at December 31, 2000 was 2.5 to 1 compared to 2.0 to 1 at December 31, 1999. Outstanding bank indebtedness has been reduced by $215.4 million over the last twelve months whereas the Company's cash position as compared with a year ago has decreased only $13.1 million. On February 28, 2001, the Company completed a $250.0 million convertible debt offering. The Company will use the net proceeds along with cash on hand to repay the outstanding balance on its term loan (See note 5 to the Audited Consolidated Financial Statements).

     Accounts receivable increased by $6.4 million from December 31, 1999, an increase of 1.5%. Inventory decreased by $21.0 million, or 5.1% from December 31, 1999. U.S. footwear inventories of the Reebok Brand increased 13.4% at year-end as compared to 1999, Reebok U.S. apparel inventories were down 8.4%, International inventories declined 3.8% and Rockport inventories increased 5.4%.

     Cash provided by operations during 2000 was $183.1 million, as compared to cash provided by operations of $281.6 million during 1999. Cash provided by investing activities was $10.8 million as a result of the proceeds of $42.4 million from the sale of certain assets. Capital expenditures for the year ended December 31, 2000 were $29.1 million, a decrease from 1999 due to higher investments in 1999 for the Company's European Logistics and Shared Service Companies, international retail expansion and other information systems initiatives. Capital expenditures for 2001 are expected to be approximately $40.0 to $45.0 million. Cash generated from operations, together with the Company's existing credit lines and other financial resources, is expected to adequately finance the Company's planned 2001 cash requirements. However, the Company's actual experience may differ from the expectations set forth in the preceding sentence. Factors that might lead to a difference include, but are not limited to, the matters discussed in this Annual Report on Form 10-K under the heading ISSUES AND UNCERTAINTIES, as well as future events that might have the effect of reducing the Company's available cash balances (such as unexpected operating losses or increased capital or other expenditures, as well as increases in the Company's inventory or accounts receivable), or future events that might reduce or eliminate the availability of external financial resources.

                                 CONTINGENCIES

     As with its international sales operations, the Company's footwear and apparel production operations are subject to the usual risks of doing business abroad, such as import duties, quotas and other threats to free trade, foreign currency fluctuations and restrictions, labor unrest and political instability, as more fully described above in the section entitled TRADE POLICY. The Company believes that it has the ability to develop, over time, adequate substitute sources of supply for the products obtained from present foreign suppliers. If, however, events should prevent the Company from acquiring products from its suppliers in China, Indonesia, or Thailand, or significantly increase the cost to the Company of such products, the Company's operations could be seriously disrupted until alternative suppliers were found, with a significant negative financial impact.

     For several years, imports from China to the United States, including footwear, have been threatened with higher or prohibitive tariff rates, either through statutory action or intervention by the Executive Branch, due to concern over China's trade policies, human rights, foreign weapons sales practices and its foreign policy. Further debate on these issues is expected to continue in 2001. If China is admitted to the World Trade Organization (the "WTO"), the likelihood of future trade restrictions on China-sourced products by the United States and other nations would be reduced. If China joins the WTO by the 3rd quarter 2001, it will be granted permanent Normal Trade Relations (PNTR) status, eliminating the annual review process regarding trade status and further reduce the likelihood of future trade restrictions on China-sourced products by the United States. Should China not join the WTO, Congress will again debate PNTR. Whether or not China is admitted to the WTO and/or granted permanent Normal Trade Relations status, the Company does not currently anticipate that restrictions on imports from China will be imposed by the United States during 2001. If adverse action is taken with respect to imports from China, it could have an adverse effect on some or all of the Company's product lines, which could result in a negative financial impact. The Company has put in place contingency plans that should allow it to diversify some of its sourcing to countries other than China if any such adverse action occurred. In addition, the Company does not believe that it would be more negatively impacted by any such adverse action than its major competitors. The actual effect of any such action will, however, depend on a number of factors, including how reliant the Company, as compared to its competitors, is on production in China and the effectiveness of the contingency plans put in place.

     The European Union (the "EU") imposed import quotas on certain footwear from China in 1994. The effect of such quota scheme on the Company has not been significant because the quota scheme provides an exemption for certain higher-priced special technology athletic footwear, which exemption is available for most REEBOK products and some ROCKPORT products. The EU and individual EU member states continue to review the athletic footwear exemption which applies to both the quota scheme and antidumping duties discussed below. The Company, on its own as well as through relevant trade associations, is working to prevent imposition of a more limited athletic footwear exception. Should revisions be adopted narrowing such exemption, certain of the Company's product lines could be affected adversely, requiring sourcing from countries other than China, or minor design modification. Should any narrowing of the exemption be imposed, the Company does not expect that its products would be more severely affected than those of its major competitors.

     In addition to the quotas on China-sourced footwear, the EU has imposed antidumping duties against certain textile upper footwear from China and Indonesia. A broad exemption from the dumping duties is provided for athletic textile footwear, which covers most REEBOK models. If the athletic footwear exemption remains in its current form, few REEBOK product lines will be affected by the duties; however, ROCKPORT products would be subject to these duties. Nevertheless, the Company believes that those REEBOK and ROCKPORT products affected by the duties can generally be sourced from other countries not subject to such duties. If, however, the Company were unable to implement such alternative sourcing arrangements, certain of its product lines could be adversely affected by these duties.

     The EU also has imposed antidumping duties on certain leather upper footwear from China, Thailand and Indonesia. These duties apply only to low-cost footwear, below the import prices of most REEBOK and ROCKPORT products. Thus the Company's products have not been significantly impacted by such duties.

     The EU continues to expand the list of restricted substances in consumer products. The Company has taken aggressive steps to assure that its suppliers and factories are in full compliance with EU Directives and enforcement initiatives of EU member states in accordance with the terms of their agreements. Despite these efforts, from time to time the Company may have some product already in the distribution chain that does not comply with the most recent EU Directives. This could cause some disruption to the delivery of product to the market. As a result, it may be necessary to substitute styles, to delay deliveries or even to forego sales. The Company believes that its major competitors are similarly impacted by these EU restrictions.

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

     Foreign currency losses realized from settlements of transactions included in other income (expense) for the years ended December 31, 2000, 1999 and 1998 were $7.0 million, $10.0 million and $12.0 million, respectively. The Company has used forward exchange contracts and options as an element of its risk management strategy for several years.

     At December 31, 2000, the Company had forward currency exchange contracts and options, all having maturities of less than one year, with a notional amount aggregating $547.1 million. The contracts involved twelve different foreign currencies, of which the Euro currency represented 61% of the aggregate notional amount. The notional amount of the contracts intended to hedge merchandise purchases was $486.1 million. Deferred gains (losses) on these contracts were not material at December 31, 2000 or 1999.

     The Company uses interest rate swap agreements to manage its exposure to interest rate movements by effectively converting a portion of its variable-rate long-term debt from floating to fixed rates. These agreements are also used to manage interest rate exposure under certain of the Company's leases. These agreements involve the exchange of variable-rate payments for fixed rate payments without the effect of leverage and without the exchange of the underlying principal amount. Interest rate differentials paid or received under these swap agreements are recognized over the life of the contracts as adjustments to interest expense or rent expense. At December 31, 2000, the notional amount of interest rate swaps outstanding was $322.0 million. Interest expense in 2000, 1999 and 1998 would not have been materially different if these swap agreements had not been used.

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

     The Company prepared a sensitivity analysis of its financial instruments to determine the impact of hypothetical changes in interest rates and foreign currency exchange rates on the Company's results of operations, cash flows, and the fair value of its financial instruments. The interest rate analysis assumed a 100 basis point adverse change in interest rates of all financial instruments. The foreign currency rate analysis assumed that each foreign currency rate would change by 10% in the same direction relative to the U.S. dollar on all financial instruments. Based on the results of these analyses of the Company's financial instruments, a 100 basis point adverse change in interest rates from year-end 2000 levels would reduce the fair value of the interest rate swaps by $12.6 million and a 10% adverse change in foreign currency rates would reduce the fair value of the forward currency exchange contracts and options by $43.7 million. In addition, a 100 basis point increase in interest rates from year-end 2000 levels would increase interest expense on floating rate debt (net of hedges) by $1.1 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                         INDEX TO FINANCIAL STATEMENTS

Consolidated Balance Sheets as of December 31, 2000 and
  1999......................................................   44
Consolidated Statements of Income for the years ended
  December 31, 2000, 1999 and 1998..........................   45
Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 2000, 1999 and 1998..............   46
Consolidated Statements of Cash Flows for the years ended
  December 31, 2000, 1999 and 1998..........................   47
Notes to Consolidated Financial Statements..................   48
Report of Independent Auditors..............................   65
Report of Management........................................   66

           [THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK.]

                           REEBOK INTERNATIONAL LTD.
                          CONSOLIDATED BALANCE SHEETS

Amounts in thousands, except share data
DECEMBER 31                                                      2000          1999
-----------                                                   ----------    ----------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $  268,665    $  281,744
  Accounts receivable, net of allowance for doubtful
     accounts (2000, $48,016; 1999, $46,217)................     423,830       417,404
  Inventory.................................................     393,599       414,616
  Deferred income taxes.....................................     101,715        88,127
  Prepaid expenses and other current assets.................      37,396        41,227
                                                              ----------    ----------
     Total current assets...................................   1,225,205     1,243,118
                                                              ----------    ----------

Property and equipment, net.................................     141,835       178,111
Other non-current assets:
  Intangibles, net of amortization..........................      64,288        68,892
  Deferred income taxes.....................................      18,110        43,868
  Other.....................................................      13,608        30,139
                                                              ----------    ----------
     Total Assets...........................................  $1,463,046    $1,564,128
                                                              ==========    ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable to banks....................................  $    8,878    $   27,614
  Current portion of long-term debt.........................      13,813       185,167
  Accounts payable..........................................     172,035       153,998
  Accrued expenses..........................................     272,076       241,322
  Income taxes payable......................................      21,337         8,302
                                                              ----------    ----------
     Total current liabilities..............................     488,139       616,403
                                                              ----------    ----------

Long-term debt, net of current portion......................     345,015       370,302
Minority interest and other long-term liabilities...........      22,029        48,607
Commitments and contingencies

Stockholders' equity:
  Common stock, par value $.01; authorized 250,000,000
     shares; issued shares 96,208,558 in 2000; 92,985,737 in
     1999...................................................         962           930
  Retained earnings.........................................   1,301,269     1,170,885
  Less 38,716,227 shares in 2000 and 36,716,227 in 1999 in
     treasury at cost.......................................    (653,370)     (617,620)
  Unearned compensation.....................................      (1,402)
  Accumulated other comprehensive income (expense)..........     (39,596)      (25,379)
                                                              ----------    ----------
     Total Stockholders' Equity.............................     607,863       528,816
                                                              ----------    ----------
     Total Liabilities and Stockholders' Equity.............  $1,463,046    $1,564,128
                                                              ==========    ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                           REEBOK INTERNATIONAL LTD.
                       CONSOLIDATED STATEMENTS OF INCOME

Amounts in thousands, except per share data
                  YEAR ENDED DECEMBER 31                       2000          1999          1998
                  ----------------------                    ----------    ----------    ----------
Net sales.................................................  $2,865,240    $2,899,872    $3,224,592
Costs and expenses:
  Cost of sales...........................................   1,779,686     1,783,914     2,037,465
  Selling, general and administrative expenses............     915,387       971,945     1,043,199
  Special charges.........................................                    61,625        35,000
  Interest expense, net...................................      22,126        40,532        49,299
  Other expenses, net.....................................      12,236        13,818        22,599
                                                            ----------    ----------    ----------
                                                             2,729,435     2,871,834     3,187,562
                                                            ----------    ----------    ----------

Income before income taxes and minority interest..........     135,805        28,038        37,030
Income taxes..............................................      49,000        10,093        11,925
                                                            ----------    ----------    ----------
Income before minority interest...........................      86,805        17,945        25,105
Minority interest.........................................       5,927         6,900         1,178
                                                            ----------    ----------    ----------
Net income................................................  $   80,878    $   11,045    $   23,927
                                                            ==========    ==========    ==========

Basic earnings per share..................................  $     1.42    $      .20    $      .42
                                                            ==========    ==========    ==========
Diluted earnings per share................................  $     1.40    $      .20    $      .42
                                                            ==========    ==========    ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                           REEBOK INTERNATIONAL LTD.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                              ACCUMULATED
                                                                                                                 OTHER
                                                               COMMON                                           COMPRE-
                                                               STOCK                               UNEARNED     HENSIVE
                                       ISSUED                (PAR VALUE    RETAINED    TREASURY    COMPEN-      INCOME
DOLLAR AMOUNTS IN THOUSANDS            SHARES      TOTAL       $.01)       EARNINGS      STOCK      SATION     (EXPENSE)
---------------------------          ----------   --------   ----------   ----------   ---------   --------   -----------
Balance, December 31, 1997.........  93,115,835   $507,157      $931      $1,145,271   $(617,620)  $  (140)    $(21,285)
                                     ==========   ========      ====      ==========   =========   =======     ========
Comprehensive income:
  Net income.......................                 23,927                    23,927
  Adjustment for foreign currency
    translation....................                  5,636                                                        5,636
                                                  --------
    Comprehensive income...........                 29,563
  Issuance of shares to certain
    employees......................      14,704                                  458                  (458)
  Amortization of unearned
    compensation...................                    387                                             387
  Shares repurchased and retired...    (114,920)    (3,181)       (1)         (3,365)                  185
  Shares issued under employee
    stock purchase plans...........     223,583      3,821         2           3,819
  Shares issued upon exercise of
    stock options..................      67,440      1,187         1           1,186
  Put option contracts
    outstanding....................                (16,559)                  (16,559)
  Premium received from unexercised
    equity put option..............                  2,002                     2,002
                                     ----------   --------      ----      ----------   ---------   -------     --------
Balance, December 31, 1998.........  93,306,642    524,377       933       1,156,739    (617,620)      (26)     (15,649)
                                     ----------   --------      ----      ----------   ---------   -------     --------
Comprehensive income:
  Net income.......................                 11,045                    11,045
  Adjustment for foreign currency
    translation....................                 (9,730)                                                      (9,730)
                                                  --------
    Comprehensive income...........                  1,315
  Issuance of shares to certain
    employees......................       4,449                                  116                  (116)
  Amortization of unearned
    compensation...................                    142                                             142
  Shares repurchased pursuant to
    equity put options.............    (625,000)         0        (6)              6
  Shares issued under employee
    stock purchase plans...........     292,432      2,885         3           2,882
  Shares issued upon exercise of
    stock options..................       7,214         97                        97
                                     ----------   --------      ----      ----------   ---------   -------     --------
Balance, December 31, 1999.........  92,985,737    528,816       930       1,170,885    (617,620)       (0)     (25,379)
                                     ----------   --------      ----      ----------   ---------   -------     --------
Comprehensive income:
  Net income.......................                 80,878                    80,878
  Adjustment for foreign currency
    translation....................                (14,217)                                                     (14,217)
                                                  --------
    Comprehensive income...........                 66,661
  Issuance of shares to certain
    employees......................     406,370          2         4           3,158                (3,160)
  Amortization of unearned
    compensation...................                  1,758                                           1,758
  Shares issued under employee
    stock purchase plans...........     276,427      2,537         3           2,534
  Shares issued upon exercise of
    stock options..................   2,540,024     42,554        25          42,529
  Acquisition of treasury shares...                (35,750)                              (35,750)
  Income tax reductions relating to
    exercise of stock options......                  1,285                     1,285
                                     ----------   --------      ----      ----------   ---------   -------     --------
Balance, December 31, 2000.........  96,208,558   $607,863      $962      $1,301,269   $(653,370)  $(1,402)    $(39,596)
                                     ==========   ========      ====      ==========   =========   =======     ========

   The accompanying notes are an integral part of the consolidated financial statements.

                           REEBOK INTERNATIONAL LTD.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

Amounts in thousands
YEAR ENDED DECEMBER 31                                          2000         1999         1998
----------------------                                        ---------    ---------    ---------
Cash flows from operating activities:
  Net income................................................  $  80,878    $  11,045    $  23,927
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization..........................     46,201       48,643       48,017
     Minority interest......................................      5,927        6,900        1,178
     Deferred income taxes..................................     12,170       (9,364)     (28,074)
     Loss on sale of assets, net............................      1,263
     Special charges........................................                  61,625       35,000
       Accounts receivable..................................    (15,853)      85,698       63,951
       Inventory............................................      1,078      109,381       39,134
       Prepaid expenses and other...........................      8,116        5,986        8,626
       Accounts payable and accrued expenses................     28,142      (18,338)     (65,616)
       Income taxes payable.................................     15,197      (19,951)      25,634
                                                              ---------    ---------    ---------
  Total adjustments.........................................    102,241      270,580      127,850
                                                              ---------    ---------    ---------
Net cash provided by operating activities...................    183,119      281,625      151,777
                                                              ---------    ---------    ---------
Cash flows provided by (used for) investing activities:
  Payments to acquire property and equipment................    (29,158)     (51,197)     (53,616)
  Proceeds from sale of assets..............................     42,438
  Acquisition of minority interest in certain
     subsidiaries...........................................     (2,476)
                                                              ---------    ---------    ---------
Net cash provided by (used for) investing activities........     10,804      (51,197)     (53,616)
                                                              ---------    ---------    ---------
Cash flows used for financing activities:
  Net borrowings (repayments) of notes payable to banks.....    (17,353)     (22,269)       2,048
  Repayments of long-term debt..............................   (196,086)     (85,020)    (121,016)
  Proceeds from issuance of common stock to employees.......     10,683        2,982        5,008
  Dividends to minority shareholders........................                 (17,966)      (6,649)
  Repurchases of common stock...............................                 (16,559)      (3,366)
  Proceeds from premium on equity put options...............                                2,002
                                                              ---------    ---------    ---------
Net cash used for financing activities......................   (202,756)    (138,832)    (121,973)
                                                              ---------    ---------    ---------
Effect of exchange rate changes on cash.....................     (4,246)      10,078       (5,884)
                                                              ---------    ---------    ---------
Net increase (decrease) in cash and cash equivalents........    (13,079)     101,674      (29,696)
Cash and cash equivalents at beginning of year..............    281,744      180,070      209,766
                                                              ---------    ---------    ---------
Cash and cash equivalents at end of year....................  $ 268,665    $ 281,744    $ 180,070
                                                              =========    =========    =========
Supplemental disclosures of cash flow information:
  Interest paid.............................................  $  36,162    $  43,620    $  58,224
  Income taxes paid.........................................     22,736       35,147       26,068

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

                           REEBOK INTERNATIONAL LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                       1
                                   SUMMARY OF
                        SIGNIFICANT ACCOUNTING POLICIES

                               BUSINESS ACTIVITY

     The Company and its subsidiaries design and market sports and fitness products, including footwear and apparel, as well as footwear and apparel for non-athletic "casual" use, under various trademarks, including REEBOK, the GREG NORMAN Logo, ROCKPORT and footwear under RALPH LAUREN and POLO.

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

                            RECOGNITION OF REVENUES

     Sales are recognized when products are shipped and title passes.

                             SHIPPING AND HANDLING

     Shipping and handling costs are included in Selling, general, and administrative expenses.

                                  ADVERTISING

     Advertising production costs are expensed the first time the advertisement is run. Media (TV and print) placement costs are expensed in the month the advertising appears. Advertising expense (including cooperative advertising) amounted to $108,200, $106,439, and $143,471 for the years ended December 31, 2000, 1999 and 1998, respectively.

                            RESEARCH AND DEVELOPMENT

     Product research, development and evaluation expenses amounted to approximately $49,757, $55,404, and $65,717 for the years ended December 31, 2000, 1999 and 1998.

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

                    PROPERTY AND EQUIPMENT AND DEPRECIATION

     Property and equipment are stated at cost. Depreciation is computed principally on the straight line method over the assets' estimated lives. Buildings and leasehold improvements are depreciated over the shorter of the lease term or the estimated useful lives of the assets which range from 2 to
31.5 years. Fixtures, equipment and furniture are depreciated over 2 to 10 years.

                                  INTANGIBLES

     Excess purchase price over the fair value of assets acquired is amortized using the straight-line method over periods ranging from 5 to 40 years. Other intangibles are amortized using the straight line method over periods ranging from 3 to 40 years.

     Intangibles are reviewed by the Company for potential impairment periodically to determine if the carrying value exceeds fair value. In the event that an impairment was identified, the Company would measure such impairment utilizing cash flows, discounted at an appropriate interest rate at such time.

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

     For those foreign subsidiaries operating in a highly inflationary economy or having the U.S. dollar as their functional currency, net non-monetary assets are translated at historical rates and net monetary assets are translated at current rates. Translation adjustments are included in the determination of net income.

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

                      RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("Statement 133"). Statement 133 will require the Company to record all derivatives on the balance sheet at fair value. For derivatives that are hedges, changes in the fair value of derivatives will be offset by changes in the underlying hedged item in earnings in the same period. In June 1999, the Financial Accounting Standards Board delayed the effective date of Statement 133 to the first quarter of fiscal years beginning after June 15, 2000. The Company adopted Statement 133 on January 1, 2001. The adoption of this standard is not expected to have a material impact on the Company's financial position or results from operations.

                                RECLASSIFICATION

     Certain amounts in prior years have been reclassified to conform to the 2000 presentation.

                                       2
                                SPECIAL CHARGES

     The Company did not record any new charges during 2000 but did change certain previously recorded estimates. The change in estimates has been reported in other expense, net in the accompanying consolidated financial statements for the year ended December 31, 2000.

     Details of the special charge activity during the three years ended December 31, 2000 are as follows:

                                                                                                       TERMINATION
                                                  LEGAL       EMPLOYEE     FIXED ASSET    MARKETING     OF LEASES
                                     TOTAL      SETTLEMENT    SEVERANCE    WRITE-DOWNS    CONTRACTS     AND OTHER
                                    --------    ----------    ---------    -----------    ---------    -----------
Balance, December 31, 1997........  $ 47,061                  $  8,400      $  6,900      $ 25,000       $ 6,761
1998 Charge.......................    35,000                    14,798                      18,476         1,726
1998 Utilization..................   (51,763)                  (15,983)       (1,134)      (28,734)       (5,912)
                                    --------                  --------      --------      --------       -------
Balance, December 31, 1998........    30,298                     7,215         5,766        14,742         2,575
1999 Charge.......................    64,125     $23,625        20,283        16,104                       4,113
1999 Change in estimates..........    (2,500)                                 (2,500)
1999 Utilization..................   (26,366)     (2,201)       (8,581)       (3,836)       (5,651)       (6,097)
                                    --------     -------      --------      --------      --------       -------
Balance, December 31, 1999........    65,557      21,424        18,917        15,534         9,091           591
2000 Change in estimates..........     3,289                    (3,751)        6,210                         830
2000 Utilization..................   (26,953)     (5,615)       (6,670)      (11,252)       (2,263)       (1,153)
                                    --------     -------      --------      --------      --------       -------
Balance, December 31, 2000........  $ 41,893     $15,809      $  8,496      $ 10,492      $  6,828       $   268
                                    ========     =======      ========      ========      ========       =======

     In 1999, the Company recorded a special charge of $61,625 ($39,440 after-tax or $0.69 per diluted share); $38,000 of the special charge related to restructuring activities in the Company's global operations and $23,625 to the settlement of litigation. The portion of the charge for restructuring relates primarily to personnel expenses for headcount reductions, asset valuation reserves and accruals related to the abandonment of certain activities. The business re-engineering resulted in the elimination of approximately 600 full-time positions. The remainder of this portion of the charge was primarily for lease terminations and the write-down of assets held for sale or no longer in use. As of December 31, 2000 approximately $7,800 of the legal settlement was paid, with the balance payable during 2001. Approximately $46,000 of the charge will require cash payments.

     In 1998, the Company recorded a special charge of $35,000 ($23,674 after tax, or $0.42 per diluted share) in connection with the Company's ongoing business re-engineering efforts. The charge was for personnel related expenses and certain other charges associated with the restructuring or adjustment of underperforming marketing contracts. The business re-engineering resulted in the termination of approximately 485 full-time positions. The underperforming marketing contracts have been terminated or restructured to focus the Company's spending on those key athletes and teams who are more closely aligned with its brand positioning. The charge consists of certain one-time expenses, substantially all of which were or will be cash payments.

     The short term portion of the accrual, or $32,127 is included in accrued expenses with the balance of $9,766 included in other long term liabilities. The remaining accruals are expected to be utilized during fiscal 2001 through 2003, as leases expire, consolidations occur, contractual obligations come due and severance payments are made. The fixed asset write-downs relate to assets that will be abandoned or sold.

                                       3
                             PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:

DECEMBER 31                                                   2000        1999
-----------                                                 --------    --------
Land......................................................  $  7,508    $  8,699
Buildings.................................................    55,184      65,863
Fixtures, equipment and machinery.........................   249,854     285,533
Leasehold improvements....................................    43,433      61,590
                                                            --------    --------
                                                             355,979     421,685
Less accumulated depreciation and amortization............   214,144     243,574
                                                            --------    --------
                                                            $141,835    $178,111
                                                            ========    ========

                                       4
                                  INTANGIBLES

     Intangibles consist of the following:

DECEMBER 31                                                    2000       1999
-----------                                                   -------    -------
Excess of purchase price over fair value of assets
  acquired..................................................  $38,080    $39,600
Other intangible assets:
  Purchased technology......................................   52,827     52,827
  Company tradename and trademarks..........................   51,927     51,384
  Other.....................................................   12,969     12,969
                                                              -------    -------
                                                              155,803    156,780
Less accumulated amortization...............................   91,515     87,888
                                                              -------    -------
                                                              $64,288    $68,892
                                                              =======    =======

                                       5
                              FINANCING AGREEMENTS

     On August 23, 1996, the Company entered into a $1,700,000 Credit Agreement underwritten by a syndicate of major banks of which $950,000 was available in the form of a six-year term loan facility for the purpose of financing the Company's acquisition of common stock pursuant to a Dutch Auction self tender offer. Under the Dutch Auction self-tender offer, the Company repurchased approximately 17.0 million common shares at a price of $36.00 per share. Based on the number of shares tendered, the Company borrowed $640,000 from this facility. The undrawn portion of $310,000 was immediately canceled upon funding of the share repurchase.

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

     On July 1, 1997, the Company amended and restated the Credit Agreement. This amendment left the remaining portion of the six-year term loan of $522,398 (as of July 1, 1997) on substantially the same payment schedule, after adjusting for the $100,000 in optional prepayments made in 1997. The amendment also reduced the revolving credit portion of the facility from $750,000 to $400,000. As part of the amendment, the commitment fees the Company is required to pay on the unused portion of the revolving credit facility as well as the borrowing margins over the London Interbank Offer Rate on the used portion of the revolving credit facility were reduced. The amendment also removed or relaxed covenants pertaining to restrictions on asset acquisitions and sales, capital expenditures, future indebtedness and investments and reduced the borrowing margins charged by the banks on the variable-rate term loan. All other material terms and conditions of the Credit Agreement remain unchanged.

     On September 30, 1998 the Company further amended the Credit Agreement. The amendment relaxed certain financial covenants through June 2000, at which time they returned to their original levels.

     On March 22, 2000, the Company amended and restated the Credit Agreement. This amendment left the remaining portion of the six year term loan of $342,398 (as of March 22, 2000) on substantially the same payment schedule. The amendment also reduced the revolving credit portion of the facility from $400,000 to $300,000 and established a Letter of Credit sub-facility in the amount of $200 million. The Commitment fees the Company is required to pay on the unused portion of the revolving credit facility as well as the borrowing margins over the London Interbank Offer Rate on the used portion of the revolving credit facility were increased. The amendment also relaxed covenants pertaining to future indebtedness and increased the borrowing margins charged by the banks on the variable-rate term loan. All other material terms and conditions of the Credit Agreement remained unchanged. At December 31, 2000 and 1999, there were no borrowings outstanding under the revolving credit portion of this agreement.

     At December 31, 2000 and 1999, the effective rate of interest on the variable-rate term loan was approximately 6.6% and 6.2%, respectively. In addition, the Company is amortizing fees and expenses associated with the credit agreement over the life of the agreement.

     Maturities of long-term debt during the five-year period ending December 31, 2005 are $13,813 in 2001, $243,877 in 2002, $112 in 2003, $122 in 2004 and
$100,132 in 2005.

                                 LONG-TERM DEBT

     Long-term debt consists of the following:

DECEMBER 31:                                                  2000        1999
------------                                                --------    --------
Variable-rate Term Loan due August 31, 2002 with interest
  payable quarterly (See note 15).........................  $257,398    $342,398
Medium-term notes, bearing interest at rates approximating
  6.75%, repaid on May 15, 2000...........................               100,000
6.75% debentures due September 15, 2005, with interest
  payable semiannually on March 15 and September 15.......    99,402      99,252
Bank and other notes payable..............................     2,028      13,819
                                                            --------    --------
                                                             358,828     555,469
Less current portion......................................    13,813     185,167
                                                            --------    --------
                                                            $345,015    $370,302
                                                            ========    ========

     The Company has various arrangements with numerous banks which provide an aggregate of approximately $531,442 of uncommitted facilities, substantially all of which are available to the Company's foreign subsidiaries. Of this amount, $199,569 is available for short-term borrowings and bank overdrafts, with the remainder available for letters of credit for inventory purchases. In addition to amounts reported as notes payable to banks, approximately $160,852 was outstanding for open letters of credit for inventory purchases at December 31, 2000 and $17,824 was outstanding for standby letters of credit at December 31, 2000. The weighted average interest rate on notes payable to banks was 8.8% and 8.3% at December 31, 2000 and 1999, respectively.

     The Company utilizes a commercial paper program under which it can borrow up to $200,000 for periods not to exceed 270 days. This program is supported, to the extent available, by the unused portion of the $300,000 revolving credit facility. At December 31, 2000, the Company had no commercial paper obligations outstanding.

     Interest expense amounted to $38,271, $49,691, and $60,671 for the years ended December 31, 2000, 1999, and 1998, respectively.

                                       6
                              LEASING ARRANGEMENTS

     The Company leases various offices, warehouses, retail store facilities and certain of its data processing and warehouse equipment under lease arrangements expiring between 2001 and 2006.

     In March 1998, the Company entered into an operating lease agreement for its Worldwide Headquarters and North American Operations facility which opened in 2000. Lease payments commenced on July 1, 2000 concurrent with the occupancy of the building. In June 1998, the Company entered into an operating lease agreement for the purpose of financing construction costs for a new distribution facility in the Netherlands. These leases provide for substantial residual value guarantees by the Company and include purchase options at the original cost of the properties. The maximum amount of the residual value guarantees relative to the assets under these two leases is approximately $162,200. As part of these agreements, the Company is required to comply with various financial and other covenants, generally similar to those contained in its other borrowing agreements.

     Minimum annual rentals under operating leases for the five years subsequent to December 31, 2000 and in the aggregate are as follows:

                                                                  LESS: AMOUNTS
                                                      TOTAL       REPRESENTING        NET
                                                      AMOUNT     SUBLEASE INCOME     AMOUNT
                                                     --------    ---------------    --------
2001...............................................  $ 49,270        $ 3,679        $ 45,591
2002...............................................    43,267          3,437          39,830
2003...............................................    37,013          2,354          34,659
2004...............................................    21,715          1,642          20,073
2005...............................................    12,137          1,294          10,843
2006 and thereafter................................    18,280            833          17,447
                                                     --------        -------        --------
                                                     $181,682        $13,239        $168,443
                                                     ========        =======        ========

     Total rent expense for all operating leases amounted to $47,943, $46,650, and $45,771 for the years ended December 31, 2000, 1999 and 1998, respectively.

                                       7
                             EMPLOYEE BENEFIT PLANS

     The Company sponsors defined contribution retirement plans covering substantially all of its domestic employees and certain employees of its foreign subsidiaries. Contributions are determined at the discretion of the Board of Directors. Aggregate contributions made by the Company to the plans and charged to operations in 2000, 1999, and 1998 were $14,209, $18,588 and $14,394, respectively. In addition, certain foreign subsidiaries are required to provide benefits pursuant to government regulations.

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

     Under the 1994 Equity Incentive Plan, options may be incentive stock options or "non-qualified options" under applicable provisions of the Internal Revenue Code. The exercise price of any stock option granted may not be less than fair market value at the date of grant except in the case of grants to participants who are not executive officers of the Company and in certain other limited circumstances. The vesting schedule for options granted under the 1994 Equity Incentive Plan is determined by the Compensation Committee of the Board of Directors. The

1994 Equity Incentive Plan also permits the Company to grant restricted stock to key employees and other persons or entities who make significant contributions to the success of the Company. The restrictions and vesting schedule for restricted stock granted under this Plan are determined by the Compensation Committee of the Board of Directors. During the year, the Company granted 406,000 shares of restricted stock to certain employees under this plan. The Company also has an option plan for its Directors. Under this plan, a fixed amount of options are granted annually to all non-employee Directors. Grants of options under the Directors plan generally vest in equal annual installments over three years. The Directors plan also permits discretionary grants of options to non-employee directors.

     The Company has two employee stock purchase plans. Under the 1987 Employee Stock Purchase Plan, eligible employees are granted options to purchase shares of the Company's common stock through voluntary payroll deductions during two option periods, running from January 1 to June 30 and from July 1 to December 31, at a price equal to the lower of 85% of market value at the beginning or end of each period. Under the 1992 Employee Stock Purchase Plan, for certain foreign-based employees, eligible employees are granted options to purchase shares of the Company's common stock during two option periods, running from January 1 to June 30 and from July 1 to December 31, at the market price at the beginning of the period. The option becomes exercisable 90 days following the date of grant and expires on the last day of the option period. Accordingly, no options were outstanding under these plans at December 31, 2000 and 1999. During 2000, 1999 and 1998, respectively, 276,427; 292,432 and 223,583 shares were issued pursuant to these plans.

     In June 1990, the Company adopted a shareholders' rights plan and declared a dividend distribution of one common stock purchase right ("Right") for each share of common stock outstanding. Each Right entitles the holder to purchase one share of the Company's common stock at a price of $60 per share, subject to adjustment. The Rights will be exercisable only if a person or group of affiliated or associated persons acquires beneficial ownership of 15% or more of the outstanding shares of the Company's common stock or commences a tender or exchange offer that would result in a person or group owning 15% or more of the outstanding common stock, or in the event that the Company is subsequently acquired in a merger or other business combination. During the second quarter of 2000, the Company amended its shareholders' right plan, prior to that time beneficial ownership of 10% would result in the rights being exercised. When the Rights become exercisable, each holder would have the right to purchase, at the then-current exercise price, common stock of the surviving company having a market value of two times the exercise price of the Right. The Company can redeem the Rights at $.01 per Right at any time prior to expiration on June 14, 2010. The amendment filed in 2000, also included the establishment of a Three-Year Independent Director Evaluation (TIDE) which will review the Agreement at least once every three years to assess whether it continues to be in the best interest of the Company or its shareholders.

     At December 31, 2000, 11,605,442 shares of common stock were reserved for issuance under the Company's various stock plans and 69,097,775 shares were reserved for issuance under the shareholders' rights plan.

     The following schedule summarizes the changes in stock options during the three years ended December 31, 2000:

                                                    NUMBER OF SHARES UNDER OPTIONS
                                                   --------------------------------
                                                   NON-QUALIFIED     OPTION PRICE      WEIGHTED AVERAGE
                                                   STOCK OPTIONS       PER SHARE        EXERCISE PRICE
                                                   -------------    ---------------    ----------------
Outstanding at December 31, 1997.................   10,187,619      $10.63 - $49.25         $28.26
Granted..........................................    4,187,889       12.63 -  31.88          13.69
Exercised........................................      (67,440)      10.63 -  28.87          17.60
Canceled.........................................   (5,066,327)      12.63 -  49.25          32.21
                                                    ----------      ---------------         ------
Outstanding at December 31, 1998.................    9,241,741       11.37 -  48.37          19.54
                                                    ----------      ---------------         ------
Granted..........................................    1,558,845        9.88 -  21.56          16.44
Exercised........................................       (7,214)      11.37 -  13.75          13.46
Canceled.........................................   (2,440,813)      11.37 -  47.75          18.10
                                                    ----------      ---------------         ------
Outstanding at December 31, 1999.................    8,352,559        9.88 -  48.37          19.45
                                                    ----------      ---------------         ------
Granted..........................................    3,871,079        7.38 -  22.89          14.16
Exercised........................................   (2,540,024)      11.38 -  18.38          16.76
Canceled.........................................   (1,341,816)       8.19 -  41.63          26.25
                                                    ----------      ---------------         ------
Outstanding at December 31, 2000.................    8,341,798      $ 7.38 - $48.37         $16.85
                                                    ----------      ---------------         ------

     The following information applies to options outstanding at December 31, 2000:

                                   WEIGHTED
                                   AVERAGE
                                  REMAINING          WEIGHTED                       WEIGHTED
RANGE OF           NUMBER      CONTRACTUAL LIFE      AVERAGE         NUMBER         AVERAGE
EXERCISE PRICE   OUTSTANDING       (YEARS)        EXERCISE PRICE   EXERCISABLE   EXERCISE PRICE
--------------   -----------   ----------------   --------------   -----------   --------------
$ 7.38 -- $10.56  1,534,710          9.0              $ 8.20          379,241        $ 8.20
$11.44 -- $17.00  2,589,785          7.9              $13.59        1,335,803        $13.43
$17.19 -- $25.13  2,982,597          9.0              $18.35          680,637        $18.44
$26.25 -- $37.75  1,115,906          4.3              $29.77        1,067,630        $29.74
$40.00 -- $48.37    118,800          5.3              $40.49          112,640        $40.36

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

     At December 31, 2000, 1999 and 1998, options to purchase 3,575,951, 4,898,523, and 4,220,722 shares of common stock were exercisable, and 2,603,354, 3,586,283, and 3,648,581 shares, respectively, were available for future grants under the Company's stock equity plans. Pro forma information regarding net income and earnings per share is required by State-ment 123, which requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2000, 1999 and 1998: risk-free interest rates ranging from 4.5% to 7.7%; dividend yields of .00%, volatility factors of the expected market price of the Company's common stock of
 .59 in 2000, .50 in 1999 and .52 in 1998; and a weighted-average expected life of the option of 3.5 years

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands, except for earnings per share information):

                                                              2000       1999      1998
                                                             -------    ------    -------
Pro forma net income.......................................  $74,925    $5,789    $27,008
Pro forma basic earnings per share.........................  $  1.37    $0 .11    $  0.49
Pro forma diluted earnings per share.......................  $  1.35    $0 .11    $  0.49

     The weighted average fair value of options granted in 2000, 1999 and 1998 is $6.63, $7.09, and $6.70, respectively.

     Because Statement 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until 2001.

                                       9
                          ACQUISITION OF COMMON STOCK

     Under various share repurchase programs from 1992 to 1995, the Board of Directors authorized the repurchase of up to $800,000 in the Company common stock in the open market or privately-negotiated transactions. During the year ended December 31, 2000, the Company acquired 2,000,000 shares of treasury stock in a non cash exchange pursuant to a stock option exercise by a major shareholder. As of December 31, 2000, the Company had approximately $126,600 available for future repurchases of common stock under these programs.

                                       10
                             FINANCIAL INSTRUMENTS

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

     The carrying amounts and fair value of the Company's financial instruments are as follows:

                                                       CARRYING AMOUNT            FAIR VALUE
                                                     --------------------    --------------------
DECEMBER 31:                                           2000        1999        2000        1999
------------                                         --------    --------    --------    --------
Long-term debt.....................................  $358,828    $555,469    $350,298    $538,459
Unrealized gains (losses) on foreign currency
  exchange contracts and options...................    (2,330)       (133)     (4,024)      7,270
Interest rate swaps................................         0           0      (2,070)      4,378

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

     Foreign currency losses realized from settlements of transactions included in other income (expense) for the years-ended December 31, 2000, 1999 and 1998 were approximately $7,000, $10,000 and $12,000, respectively. The Company has used forward exchange contracts and options as an element of its risk management strategy for several years.

     At December 31, 2000, the Company had option and forward currency exchange contracts, all having maturities of less than one year, with a notional amount aggregating $547,083. The contracts involved twelve different foreign currencies, of which the Euro currency represented 61% of the aggregate notional amount. The notional amount of contracts intended to hedge merchandise purchases was $486,131. Deferred gains (losses) on these contracts were not material at December 31, 2000 and 1999.

Interest Rate Swaps

     The Company uses interest rate swap agreements to manage its exposure to interest rate movements by effectively converting a portion of its variable-rate long-term debt from floating to fixed rates. These agreements are also used to manage interest rate exposure under certain of the Company's leases. These agreements involve the exchange of variable-rate payments for fixed rate payments without the effect of leverage and without the exchange of the underlying principal amount. Interest rate differentials paid or received under these swap agreements are recognized as adjustments to interest expense.

     During the fourth quarter of 1996, the Company entered into several amortizing interest rate swaps with a group of financial institutions having an initial notional value of $320,000 and expired on December 20, 2000. The notional amount of the swaps were reduced each year in accordance with the expected repayment schedule of the Company's variable-rate term loan. In

January 1998, the Company entered into additional interest rate swaps in the amount of $150,000 with respect to the variable-rate term loan. In June 1999, the Company entered into an interest rate swap in the amount of $37,327, expiring in June 2002, in conjunction with certain of the Company's operating leases. In April 2000, an interest rate swap in the amount of $135,000 became effective, in conjunction with the Company's operating lease for its Canton Headquarters Facility.

     The terms of the swaps require the Company to make fixed rate payments on a quarterly basis whereas the Company will receive variable-rate payments based on the three-month U.S. dollar LIBOR. At December 31, 2000 and 1999, the notional amount of interest rate swaps outstanding was $322,000 and $227,000 respectively. Interest expense in 2000, 1999 and 1998 would not have been materially different if these swap agreements had not been used.

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

                                       11
                                  INCOME TAXES

     The components of income before income taxes and minority interest are as follows:

                                                                2000        1999        1998
                                                              --------    --------    --------
Domestic....................................................  $ 28,467    $(25,090)   $(54,064)
Foreign.....................................................   107,338      53,128      91,094
                                                              --------    --------    --------
                                                              $135,805    $ 28,038    $ 37,030
                                                              ========    ========    ========

     The provision for income taxes consists of the following:

                                                               2000       1999        1998
                                                              -------    -------    --------
Current:
  Federal...................................................  $ 3,547    $ 2,088    $  1,028
  State.....................................................      668      1,080       1,978
  Foreign...................................................   32,615     16,289      36,993
                                                              -------    -------    --------
                                                               36,830     19,457      39,999
Deferred:
  Federal...................................................    8,374     (9,637)    (19,653)
  State.....................................................      880     (2,846)     (1,423)
  Foreign...................................................    2,916      3,119      (6,998)
                                                              -------    -------    --------
                                                               12,170     (9,364)    (28,074)
                                                              -------    -------    --------
                                                              $49,000    $10,093    $ 11,925
                                                              =======    =======    ========

     Undistributed earnings of the Company's foreign subsidiaries amounted to approximately $495,688, $430,057, and $409,369 at December 31, 2000, 1999 and
1998, respectively. The Company has provided for the estimated residual U.S. tax on a portion of these earnings which may not be indefinitely reinvested. The remaining earnings are considered to be indefinitely reinvested. Upon distribution of those earnings in the form of dividends or otherwise, some portion of the distribution would be subject to both U.S. income taxes and foreign withholding taxes, less an adjustment for applicable foreign tax credits. Determination of the amount of U.S. income tax liability that would be incurred is not practicable because of the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credits and net operating loss carryforwards may be available to reduce some portion of any U.S. income tax liability.

     Income taxes computed at the federal statutory rate differ from amounts provided as follows:

                                                              2000    1999    1998
                                                              ----    ----    ----
Tax at statutory rate.......................................  35.0%   35.0%   35.0%
State taxes, less federal tax effect........................   1.1    (6.3)    1.5
Effect of tax rates of foreign subsidiaries and joint
  ventures..................................................  (1.5)    2.9    (5.1)
Effect of expenses with no tax benefit......................   1.5     3.9     0.7
Other, net..................................................           0.5     0.1
                                                              ----    ----    ----
Provision for income taxes..................................  36.1%   36.0%   32.2%
                                                              ====    ====    ====

     Deferred income taxes reflect the expected utilization of tax net operating loss carryforwards, tax credit carryforwards and the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

     Net deferred tax assets are attributable to the following:

DECEMBER 31:                                                  2000        1999
------------                                                --------    --------
Inventory.................................................  $ 36,679    $ 31,011
Accounts receivable.......................................    23,338      22,871
Liabilities...............................................    41,698      37,792
Depreciation..............................................    18,630      14,327
Tax net operating loss carryforwards......................    34,853      65,626
Tax credit carryforwards..................................    36,036      25,305
Other, net................................................     4,591          63
Undistributed earnings of Foreign subsidiaries............   (76,000)    (65,000)
                                                            --------    --------
Total.....................................................  $119,825    $131,995
                                                            ========    ========

     At December 31, 2000, the Company had state and local tax net operating loss carryforwards and foreign tax net operating loss carryforwards for certain foreign subsidiaries, the tax effect of which is approximately $34,853. These carryforwards will expire as follows: $3,951 in 2001, $391 in 2002, $9,469 in 2003, $912 in 2004, and $20,130 thereafter. The Company also has available tax credit carryforwards of approximately $36,036, which will expire as follows:
$2,374 in 2002, $1,605 in 2003, $7,961 in 2004, and $24,096 thereafter.

                                       12
                               EARNINGS PER SHARE

     Basic earnings per share excludes dilution and is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if options to acquire common stock were exercised. Options to purchase 4,442,830 and 5,681,475 shares of common stock were outstanding at December 31, 2000 and December 31, 1999, respectively, but were not included in the computation of diluted earnings per share.

     The following table sets forth the computation of basic and diluted earnings per share:

                                                             2000       1999       1998
                                                            -------    -------    -------
Numerator:
  Net Income..............................................  $80,878    $11,045    $23,927
                                                            -------    -------    -------
Denominator:
  Denominator for basic earnings per share -- weighted
     average shares.......................................   56,852     56,065     56,394
  Dilutive employee stock options and dilutive equity put
     options in 1998......................................      872        465        635
                                                            -------    -------    -------
Denominator for diluted earnings per share -- adjusted
  weighted average shares and assumed conversions.........   57,724     56,530     57,029
                                                            =======    =======    =======
Basic earnings per share..................................  $  1.42    $   .20    $   .42
                                                            =======    =======    =======
Diluted earnings per share................................  $  1.40    $   .20    $   .42
                                                            =======    =======    =======

                                       13
                        SEGMENT AND RELATED INFORMATION

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

     Net sales by product type are summarized below and include all brands:

                                                       2000          1999          1998
                                                    ----------    ----------    ----------
Net sales:
  Footwear........................................  $2,102,433    $2,071,768    $2,306,927
  Apparel.........................................     762,807       828,104       917,665
                                                    ----------    ----------    ----------
                                                    $2,865,240    $2,899,872    $3,224,592
                                                    ==========    ==========    ==========

     Net sales to unaffiliated customers and long-lived assets by geographic area are summarized below:

                                                       2000          1999          1998
                                                    ----------    ----------    ----------
Net sales:
  United States...................................  $1,599,406    $1,609,697    $1,858,316
  United Kingdom..................................     514,722       545,562       522,393
  Europe..........................................     462,342       476,695       585,686
  Other countries.................................     288,770       267,918       258,197
                                                    ----------    ----------    ----------
                                                    $2,865,240    $2,899,872    $3,224,592
                                                    ==========    ==========    ==========
Long-lived assets:
  United States...................................  $  142,577    $  167,068    $  170,537
  United Kingdom..................................      18,269        28,149        28,697
  Europe..........................................      35,890        40,737        30,138
  Other countries.................................       9,387        11,049        11,861
                                                    ----------    ----------    ----------
                                                    $  206,123    $  247,003    $  241,233
                                                    ==========    ==========    ==========

                                       14
                                 CONTINGENCIES

     The Company is involved in various legal proceedings generally incidental to its business. While it is not feasible to predict or determine the outcome of these proceedings, management does not believe that they should result in a materially adverse effect on the Company's financial position, results of operations or liquidity. In April, 1999 the Company settled for $4,000 a lawsuit filed by a former distributor in Brazil in which the plaintiff asserted a claim for damages in excess of $50,000. The settlement was recorded in the second quarter of 1999. The

Company recorded a special charge in the fourth quarter of 1999 for the settlement of litigation filed against the Company by Supracor, Inc. See Note 2.

                                       15
                               SUBSEQUENT EVENTS

     On February 28, 2001 the Company sold $250.0 million in 20-Year Convertible Debentures in the 144A private placement market. The sale was completed with a coupon of 4.25 %, payable in cash semi-annually. The Debentures are convertible into shares of the Company's common stock at a price of $38.56. The Company intends to use the net proceeds to re-pay its existing term loan due August 31, 2002. Accordingly, a portion of the term loan, which was to be paid in 2001 has been classified to long-term debt at December 31, 2000.

                                       16
                  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     A summary of operating results and net income (loss) per share for the quarterly periods in the two years ended December 31, 2000 is set forth below.

                                                      FIRST       SECOND      THIRD       FOURTH
    AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA      QUARTER     QUARTER     QUARTER     QUARTER
    -------------------------------------------      --------    --------    --------    --------
Year ended December 2000
  Net sales........................................  $769,829    $685,076    $787,821    $622,514
  Gross profit.....................................   291,125     261,462     298,837     234,130
  Net income.......................................    31,712      10,670      32,324       6,172
  Basic earnings per share.........................       .56         .19         .57         .11
  Diluted earnings per share.......................       .56         .19         .56         .11
Year ended December 1999
  Net sales........................................  $785,784    $697,393    $793,937    $622,758
  Gross profit.....................................   298,018     264,801     309,260     243,879
  Net income (loss)................................    17,905       4,568       3,266     (14,694)
  Basic earnings (loss) per share..................       .32         .08         .06        (.26)
  Diluted earnings (loss) per share................       .32         .08         .06        (.26)

     Net income for the third quarter of 2000 includes a change in estimate for restructuring activities of $2,101 after taxes, or $.04 per diluted share.

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

                           REEBOK INTERNATIONAL LTD.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors and Stockholders
Reebok International Ltd.

     We have audited the accompanying consolidated balance sheets of Reebok International Ltd. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of Reebok's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Reebok International Ltd. and subsidiaries at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set for the therein.

/s/ ERNST & YOUNG LLP

Boston, Massachusetts
February 1, 2001, except for Note 15, as to which the date is February 28, 2001

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

INTERNAL CONTROL SYSTEM

     Reebok International Ltd. and its subsidiaries maintain a system of internal control over financial reporting, which is designed to provide reasonable assurance to Reebok's management and Board of Directors as to the integrity and fair presentation of the financial statements. Management continually monitors the system of internal control for compliance, and actions are taken to correct deficiencies as they are identified. Even an effective internal control system, no matter how well designed, has inherent limitations -- including the possibility of the circumvention or overriding of controls -- and therefore can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, internal control system effectiveness may vary over time.

     Reebok maintains an internal auditing program that monitors and assesses the effectiveness of the internal controls system and recommends possible improvements thereto. Reebok's accompanying financial statements have been audited by Ernst & Young LLP, independent auditors, whose audit was made in accordance with auditing standards generally accepted in the United States and included a review of the system of internal accounting controls to the extent necessary to determine the audit procedures required to support their opinion on the consolidated financial statements. Management believes that, as of December 31, 2000, Reebok's system of internal control is adequate to accomplish the objectives discussed herein.

Reebok International Ltd.,


/s/ PAUL FIREMAN                                             /s/ KENNETH WATCHMAKER
--------------------------------------------------           --------------------------------------------
Paul Fireman                                                 Kenneth Watchmaker
Chairman                                                     Executive Vice President,
President and Chief Executive Officer                        Chief Financial Officer and Treasurer

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     There has been no change of accountants nor any disagreements with accountants on any matter of accounting principles or practices or financial disclosure required to be reported under this Item.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by this Item with respect to the Registrant's directors is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 1, 2001, which will be filed with the SEC on or before March 26, 2001 (the "2001 Proxy Statement"), under the headings "Information with Respect to Nominees", "Transactions with Management and Affiliates" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934". Information called for by this Item with respect to the Registrant's executive officers is set forth under "Executive Officers of Registrant" in Item 1 of this report.

ITEM 11. EXECUTIVE COMPENSATION.

     The information required by this Item is incorporated herein by reference from the 2001 Proxy Statement under the headings "Compensation of Directors", "Executive Compensation", "Supplemental Executive Retirement Plan", "Employee Agreements", "Report of Compensation Committee on Executive Compensation" and "Performance Graphs".

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this Item is incorporated herein by reference from the 2001 Proxy Statement under the heading "Beneficial Ownership of Shares".

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this Item is incorporated herein by reference from the 2001 Proxy Statement under the heading "Transactions with Management and Affiliates".

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K


         (a) The following documents are filed as part of this report:

              1. FINANCIAL STATEMENTS.

              The following consolidated financial statements and financial statement schedule of the Company are included in Item 8:

                                                                                       FORM 10-K
                                                                                          PAGE
                                                                                     ---------------
         Consolidated Balance Sheets at December 31, 2000 and 1999                         44
         For each of the three years ended December 31, 2000, 1999
              and 1998:
                Consolidated Statements of Income                                          45
                Consolidated Statements of Stockholders' Equity                            46
                Consolidated Statements of Cash Flows                                      47
         Notes to Consolidated Financial Statements                                        48

              2. FINANCIAL STATEMENT SCHEDULES.

         Schedule II -- Valuation and Qualifying Accounts.............................................     S-1

              All other schedules for which provision is made in the applicable accounting regulation of the SEC are not required under the related instructions or are inapplicable, and therefore have been omitted.

              3. EXHIBITS.

              Listed below are all the Exhibits filed as part of this report. Certain Exhibits are incorporated by reference from documents previously filed by the Company with the SEC pursuant to Rule 12b-32 under the Securities Exchange Act of 1934, as amended.

           EXHIBIT
           -------

              3.1 Restated Articles of Organization of the Company, as amended(1)

              3.2    By-laws, as amended(5)(6)(8)(18)

              4.1 Indenture, dated as of September 15, 1988, as amended and restated by the First Supplemental Indenture, dated as of January 22, 1993, between the Company and Citibank N.A., as Trustee(4)(12)

              4.2 Common Stock Rights Agreement dated as of June 14, 1990 between the Company and The First National Bank of Boston, as Rights Agent, as amended(7)(9)(10)(22)(25)(29)

              4.3 Amendment No. 1 dated as of March 8, 1991 to Common Stock Rights Agreement dated as of June 14, 1990 between the Company and The First National Bank of Boston, as Rights Agent, as amended(9)

              4.4 Amendment No. 2 dated as of December 6, 1991 to Common Stock Rights Agreement dated as of June 14, 1990 between the Company and The First National Bank of Boston, as Rights Agent, as amended(10)

              4.5 Amendment No. 3 dated as of January 1, 1999 to Common Stock Rights Agreement dated as of June 14, 1990 between the Company and The First National Bank of Boston, as Rights Agent, as amended(22)

              4.6 Amendment No. 4 dated as of May 26, 1999 to Common Stock Rights Agreement dated as of June 14, 1990 between the Company and American Stock Transfer and Trust Company, as Rights Agent, as amended(25)

              4.7 Amendment No. 5 dated as of June 5, 2000 to Common Stock Rights Agreement dated as of June 14, 1990 between the Company and American Stock Transfer and Trust Company as Rights Agent(29)

              10.1 Distributorship Agreement between Reebok International Limited and the Company(2)

              10.2 Trademark License Agreement between Reebok International Limited and the Company(2)

              10.3 Lease Agreement, dated March 1, 1988, as amended, between the Company and North Stoughton Industrial Park Development Trust(5)(13)

              10.4 Purchase and Sale Agreement between the Company and Pentland Group plc dated March 8, 1991(8)

              10.5 Agreements with various banks in Hong Kong reflecting arrangements for letter of credit facilities(8)

              10.6 Credit Agreement, dated August 23, 1996, among the Company, the Lenders and Co-Agents named therein and Credit Suisse, as Administrative Agent, as amended by the First Amendment dated as of August 23, 1996(15)

              10.7 Amended and Restated Credit and Guarantee Agreement, dated as of July 1, 1997, among the Company, Reebok International Limited, the Lenders and Co-Agents named therein, Citibank N.A. as Documentation Agent and Credit Suisse, as Administrative Agent(17)

              10.8 Second Amended and Restated Credit and Guarantee Agreement, dated as of March 22, 2000, among the Company, Reebok International Limited, the Lenders and Co-Agents named therein, Citibank N.A. as Documentation Agent and Credit Suisse, as Administrative Agent(28)

              10.9 Participation Agreement dated as of March 27, 1998 among the Company, as Lessee and as Guarantor, Credit Suisse Leasing 92A, L.P., as Lessor, the Lenders named therein, Credit Suisse First Boston, as Administrative Agent and Wachovia Bank, N.A. as Syndication Agent(19)

              10.10 First Amendment dated as of September 30, 1998 to Participation Agreement dated as of March 27, 1998 among the Company, as Lessee and Guarantor, Credit Suisse Leasing 92A, L.P., as Lessor, the Lenders named therein, Credit Suisse First Boston, as Administrative Agent and Wachovia Bank, N.A. as Syndication Agent(22)

              10.11 Lease dated as of March 27, 1998 between Credit Suisse Leasing 92A, L.P., as Lessor, and the Company, as Lessee(19)

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

              10.28 Amended and Restated Change of Control Agreement with Kenneth Watchmaker(27)*

              10.29  Supplemental Retirement Program for Kenneth Watchmaker(12)*

              10.30  Change of Control Agreement with Angel Martinez(17)*

              10.31  Employment Agreement dated April 17, 1996 with Roger
                     Best(16)*

              10.32 Employment Agreement dated September 11, 1997 with Roger Best(18)*

              10.33  Amended and Restated Change of Control Agreement with James
                     R. Jones, III(27)*

              10.34  Change of Control Agreement with Barry Nagler(17)*

              10.35  Change of Control Agreement with David A. Pace(27)*

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

              10.37  Employment Agreement dated September 8, 1998 between Carl
                     J. Yankowski and the Company(20)*

              10.38 Promissory Note dated September 11, 1998 by Carl J. Yankowski to the Company(20)*

              10.39 Letter Agreement dated July 14, 1998 between Robert Meers and the Company(20)*

              10.40 Letter Agreement dated December 23, 1999 between Carl J. Yankowski and the Company(27)*

              10.41 Agreement dated as of April 19, 1999 between the Company and Paul Fireman(26)*

              10.42 Consent dated as of April 19, 1999 from Paul Fireman to the Company(26)*

              10.43 Consent dated as of April 19, 1999 from Ken Watchmaker to the Company(26)*

              10.44 Agreement dated as of May 2, 2000 between the Company and Paul Fireman(30)*

              10.45 Stock Option Agreement dated as of May 9, 2000 between the Company and Paul Fireman(30)*

              10.46 Promissory Note dated as of May 9, 2000 made in favor of Reebok International Ltd. by Paul Fireman(30)*

              10.47 Stock Option Agreement dated as of May 24, 2000 between the Company and Paul Fireman(30)*

              10.48 Promissory Note dated as of May 24, 2000 made in favor of Reebok International Ltd. by Paul Fireman(30)*

              10.49 Employment Agreement dated December 27, 2000 between Jay Margolis and the Company (31)*

              10.50 Restricted Stock Certificate granted to David Perdue as of January 24, 2000(31)*

              10.51 Promissory Note dated as of January 30, 2000 made in favor of Reebok International Ltd. by David Perdue(31)*

              10.52 Restricted Stock Certificate granted to Terry Pillow as of January 24, 2000(31)*

              10.53 Promissory Note dated as of January 24, 2000 made in favor of Reebok International Ltd. by Terry Pillow(31)*

              10.54 Restricted Stock Certificate granted to Ken Watchmaker as of January 24, 2000(31)*

              10.55 Promissory Note dated as of January 24, 2000 made in favor of Reebok International Ltd. by Ken Watchmaker(31)*

              10.56 Restricted Stock Certificate granted to Paul Duncan as of February 1, 2000(31)*

              10.57 Promissory Note dated as of February 2, 2000 made in favor of Reebok International Ltd. by Paul Duncan(31)*

              12.1   Statement Re Computation of Ratio of Earnings to Fixed
                     Charges

              21.1   List of Subsidiaries of the Company

              23.1   Consent of Ernst & Young LLP

         ---------------------------------------------------
         * Management Contract or Compensatory Plan or Arrangement.

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

         (5) Filed as an Exhibit to Reebok International Ltd. Form 10-K dated March 30, 1989 and incorporated by reference herein.

         (6) Filed as an Exhibit to Reebok International Ltd. Form 10-K dated March 26, 1990 and incorporated by reference herein.

         (7) Filed as an Exhibit to Reebok International Ltd. Form 8-A filed on July 31, 1990 and incorporated by reference herein.

         (8) Filed as an Exhibit to Reebok International Ltd. Form 10-K dated March 28, 1991 and incorporated by reference herein.

         (9) Filed as an Exhibit to Reebok International Ltd. Form 8-A/A filed on April 4, 1991 and incorporated by reference herein.

         (10) Filed as an Exhibit to Reebok International Ltd. Form 8-A/A on December 13, 1991 and incorporated by reference herein.

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

         (25) Filed as an Exhibit to Reebok International Ltd. Form 8-A/A filed on June 8, 1999 and incorporated by reference herein.

         (26) Filed as an Exhibit to Reebok International Ltd. Form 10-Q for the quarter ended June 30, 1999 and incorporated by reference herein.

         (27) Filed as an Exhibit to Reebok International Ltd. Form 10-K dated March 30, 2000 and incorporated by reference herein.

         (28) Filed as an Exhibit to Reebok International Ltd. Form 10-Q for the quarter ended March 31, 2000 and incorporated by reference herein.

         (29) Filed as an Exhibit to Reebok International Ltd. Form 8-A/A filed on June 6, 2000 and incorporated by reference herein.

         (30) Filed as an Exhibit to Reebok International Ltd. Form 10-Q for the quarter ended June 30, 2000 and incorporated by reference herein.

         (31) Filed herewith.

         (b) Reports on Form 8-K.

         The Company did not file any reports on Form 8-K during the last quarter of 2000.

         (c)  Exhibits.

              The response to this portion of Item 14 is submitted as a separate section of this report.

         (d) Financial Statement Schedules.

              The response to this portion of Item 14 is submitted as a separate section of this report.


[THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK.]

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            REEBOK INTERNATIONAL LTD.

                                            By: /s/  KENNETH WATCHMAKER
                                            ---------------------------
                                                   Kenneth I. Watchmaker
                                                  Executive Vice President,
                                                    Chief Financial Officer
                                                        and Treasurer
Dated: March 16, 2001

         Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


/s/ PAUL B. FIREMAN                                  Director, Chairman of the Board and
-------------------                                  President (Chief Executive Officer)
Paul B. Fireman

/s/ KENNETH I. WATCHMAKER                            Executive Vice President, Chief
-------------------------                            Financial Officer (Chief Financial
Kenneth I. Watchmaker                                and Accounting Officer) and
                                                     Treasurer


/s/ PAUL R. DUNCAN                                   Director
-------------------
Paul R. Duncan

/s/ MANNIE L. JACKSON                                Director
---------------------
Mannie L. Jackson

/s/ RICHARD G. LESSER                                Director
---------------------
Richard G. Lesser

/s/ GEOFFREY NUNES                                   Director
------------------
Geoffrey Nunes

/s/ DOROTHY E. PUHY                                  Director
-------------------
Dorothy E. Puhy

/s/ THOMAS M. RYAN                                   Director
------------------
Thomas M. Ryan

Dated: March 16, 2001

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS.

                            REEBOK INTERNATIONAL LTD.

                                     BALANCE          CHARGED TO        CHARGED TO        DEDUCTIONS                BALANCE
                                     AT BEGINNING     COSTS AND         OTHER             AND                       AT END
DESCRIPTION                          OF PERIOD        EXPENSES          ACCOUNTS          ALLOWANCES(A)             PERIOD
-----------                          ---------        --------          --------          -------------             ------

(Amounts in Thousands)

YEAR ENDED
DECEMBER 31, 2000

Reserves and allowances
deducted from asset accounts:
  Allowance for
  doubtful accounts.                   $46,217           $16,060            $0               $14,261                   $48,016


YEAR ENDED
DECEMBER 31, 1999

Reserves and allowances
deducted from asset accounts:
  Allowance for
  doubtful accounts.                   $47,383           $17,436             $0              $18,602                   $46,217



YEAR ENDED
DECEMBER 31, 1998

Reserves and allowances
deducted from asset accounts:
  Allowance for
  doubtful accounts.                    $44,003          $ 8,228             $0              $ 4,848                   $47,383

--------------------------------------------
(A) Uncollectible accounts written off, net of recoveries.

                                 EXHIBIT INDEX


           EXHIBIT
           -------

              3.1 Restated Articles of Organization of the Company, as amended(1)

              3.2    By-laws, as amended(5)(6)(8)(18)

              4.1 Indenture, dated as of September 15, 1988, as amended and restated by the First Supplemental Indenture, dated as of January 22, 1993, between the Company and Citibank N.A., as Trustee(4)(12)

              4.2 Common Stock Rights Agreement dated as of June 14, 1990 between the Company and The First National Bank of Boston, as Rights Agent, as amended(7)(9)(10)(22)(25)(29)

              4.3 Amendment No. 1 dated as of March 8, 1991 to Common Stock Rights Agreement dated as of June 14, 1990 between the Company and The First National Bank of Boston, as Rights Agent, as amended(9)

              4.4 Amendment No. 2 dated as of December 6, 1991 to Common Stock Rights Agreement dated as of June 14, 1990 between the Company and The First National Bank of Boston, as Rights Agent, as amended(10)

              4.5 Amendment No. 3 dated as of January 1, 1999 to Common Stock Rights Agreement dated as of June 14, 1990 between the Company and The First National Bank of Boston, as Rights Agent, as amended(22)

              4.6 Amendment No. 4 dated as of May 26, 1999 to Common Stock Rights Agreement dated as of June 14, 1990 between the Company and American Stock Transfer and Trust Company, as Rights Agent, as amended(25)

              4.7 Amendment No. 5 dated as of June 5, 2000 to Common Stock Rights Agreement dated as of June 14, 1990 between the Company and American Stock Transfer and Trust Company as Rights Agent(29)

              10.1 Distributorship Agreement between Reebok International Limited and the Company(2)

              10.2 Trademark License Agreement between Reebok International Limited and the Company(2)

              10.3 Lease Agreement, dated March 1, 1988, as amended, between the Company and North Stoughton Industrial Park Development Trust(5)(13)

              10.4 Purchase and Sale Agreement between the Company and Pentland Group plc dated March 8, 1991(8)

              10.5 Agreements with various banks in Hong Kong reflecting arrangements for letter of credit facilities(8)

              10.6 Credit Agreement, dated August 23, 1996, among the Company, the Lenders and Co-Agents named therein and Credit Suisse, as Administrative Agent, as amended by the First Amendment dated as of August 23, 1996(15)

              10.7 Amended and Restated Credit and Guarantee Agreement, dated as of July 1, 1997, among the Company, Reebok International Limited, the Lenders and Co-Agents named therein, Citibank N.A. as Documentation Agent and Credit Suisse, as Administrative Agent(17)

              10.8 Second Amended and Restated Credit and Guarantee Agreement, dated as of March 22, 2000, among the Company, Reebok International Limited, the Lenders and Co-Agents named therein, Citibank N.A. as Documentation Agent and Credit Suisse, as Administrative Agent(28)

              10.9 Participation Agreement dated as of March 27, 1998 among the Company, as Lessee and as Guarantor, Credit Suisse Leasing 92A, L.P., as Lessor, the Lenders named therein, Credit Suisse First Boston, as Administrative Agent and Wachovia Bank, N.A. as Syndication Agent(19)

              10.10 First Amendment dated as of September 30, 1998 to Participation Agreement dated as of March 27, 1998 among the Company, as Lessee and Guarantor, Credit Suisse Leasing 92A, L.P., as Lessor, the Lenders named therein, Credit Suisse First Boston, as Administrative Agent and Wachovia Bank, N.A. as Syndication Agent(22)

              10.11 Lease dated as of March 27, 1998 between Credit Suisse Leasing 92A, L.P., as Lessor, and the Company, as Lessee(19)

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

              10.28 Amended and Restated Change of Control Agreement with Kenneth Watchmaker(27)*

              10.29  Supplemental Retirement Program for Kenneth Watchmaker(12)*

              10.30  Change of Control Agreement with Angel Martinez(17)*

              10.31  Employment Agreement dated April 17, 1996 with Roger
                     Best(16)*

              10.32 Employment Agreement dated September 11, 1997 with Roger Best(18)*

              10.33  Amended and Restated Change of Control Agreement with James
                     R. Jones, III(27)*

              10.34  Change of Control Agreement with Barry Nagler(17)*

              10.35  Change of Control Agreement with David A. Pace(27)*

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

              10.37  Employment Agreement dated September 8, 1998 between Carl
                     J. Yankowski and the Company(20)*

              10.38 Promissory Note dated September 11, 1998 by Carl J. Yankowski to the Company(20)*

              10.39 Letter Agreement dated July 14, 1998 between Robert Meers and the Company(20)*

              10.40 Letter Agreement dated December 23, 1999 between Carl J. Yankowski and the Company(27)*

              10.41 Agreement dated as of April 19, 1999 between the Company and Paul Fireman(26)*

              10.42 Consent dated as of April 19, 1999 from Paul Fireman to the Company(26)*

              10.43 Consent dated as of April 19, 1999 from Ken Watchmaker to the Company(26)*

              10.44 Agreement dated as of May 2, 2000 between the Company and Paul Fireman(30)*

              10.45 Stock Option Agreement dated as of May 9, 2000 between the Company and Paul Fireman(30)*

              10.46 Promissory Note dated as of May 9, 2000 made in favor of Reebok International Ltd. by Paul Fireman(30)*

              10.47 Stock Option Agreement dated as of May 24, 2000 between the Company and Paul Fireman(30)*

              10.48 Promissory Note dated as of May 24, 2000 made in favor of Reebok International Ltd. by Paul Fireman(30)*

              10.49 Employment Agreement dated December 27, 2000 between Jay Margolis and the Company(31)*

              10.50 Restricted Stock Certificate granted to David Perdue as of January 24, 2000(31)*

              10.51 Promissory Note dated as of January 30, 2000 made in favor of Reebok International Ltd. by David Perdue(31)*

              10.52 Restricted Stock Certificate granted to Terry Pillow as of January 24, 2000(31)*

              10.53 Promissory Note dated as of January 24, 2000 made in favor of Reebok International Ltd. by Terry Pillow(31)*

              10.54 Restricted Stock Certificate granted to Ken Watchmaker as of January 24, 2000(31)*

              10.55 Promissory Note dated as of January 24, 2000 made in favor of Reebok International Ltd. by Ken Watchmaker(31)*

              10.56 Restricted Stock Certificate granted to Paul Duncan as of February 1, 2000(31)*

              10.57 Promissory Note dated as of February 2, 2000 made in favor of Reebok International Ltd. by Paul Duncan(31)*

              12.1   Statement Re Computation of Ratio of Earnings to Fixed
                     Charges

              21.1   List of Subsidiaries of the Company

              23.1   Consent of Ernst & Young LLP

         ---------------------------------------------------
         * Management Contract or Compensatory Plan or Arrangement.

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

         (5) Filed as an Exhibit to Reebok International Ltd. Form 10-K dated March 30, 1989 and incorporated by reference herein.

         (6) Filed as an Exhibit to Reebok International Ltd. Form 10-K dated March 26, 1990 and incorporated by reference herein.

         (7) Filed as an Exhibit to Reebok International Ltd. Form 8-A filed on July 31, 1990 and incorporated by reference herein.

         (8) Filed as an Exhibit to Reebok International Ltd. Form 10-K dated March 28, 1991 and incorporated by reference herein.

         (9) Filed as an Exhibit to Reebok International Ltd. Form 8-A/A filed on April 4, 1991 and incorporated by reference herein.

         (10) Filed as an Exhibit to Reebok International Ltd. Form 8-A/A on December 13, 1991 and incorporated by reference herein.

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

         (25) Filed as an Exhibit to Reebok International Ltd. Form 8-A/A filed on June 8, 1999 and incorporated by reference herein.

         (26) Filed as an Exhibit to Reebok International Ltd. Form 10-Q for the quarter ended June 30, 1999 and incorporated by reference herein.

         (27) Filed as an Exhibit to Reebok International Ltd. Form 10-K dated March 30, 2000 and incorporated by reference herein.

         (28) Filed as an Exhibit to Reebok International Ltd. Form 10-Q for the quarter ended March 31, 2000 and incorporated by reference herein.

         (29) Filed as an Exhibit to Reebok International Ltd. Form 8-A/A filed on June 6, 2000 and incorporated by reference herein.

         (30) Filed as an Exhibit to Reebok International Ltd. Form 10-Q for the quarter ended June 30, 2000 and incorporated by reference herein.

         (31) Filed herewith.