Form 10-Q
period 2001-03-31
REEBOK INTERNATIONAL LTD
filed 2001-05-15
CIK 770949

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


        (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                OF THE SECURITIES EXCHANGE ACT OF 1934


  For the quarterly period ended March 31, 2001

  Commission file number 1-9340


                            REEBOK INTERNATIONAL LTD.
        -----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                   Massachusetts                     04-2678061
            -----------------------------  ------------------------------
        (State or other jurisdiction of    (I.R.S. Employer incorporation
                organization)                   or Identification No.)


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

  Yes  (X)       No  (  )

The number of shares outstanding of registrant's common stock, par value $.01 per share, at May 1, 2001 was 58,550,997 shares.

REEBOK INTERNATIONAL LTD.


INDEX

PART I. FINANCIAL INFORMATION:

Item 1  Financial Statements (Unaudited)

        Condensed Consolidated Balance Sheets -
          March 31, 2001 and 2000, and
            December 31, 2000 ..............................................         3-4

        Condensed Consolidated Statements of Income - Three
            months Ended March 31, 2001 and 2000 ...........................           5

        Condensed Consolidated Statements of Cash Flows - Three months Ended
          March 31, 2001 and 2000 ..........................................          6-7

        Notes to Condensed Consolidated Financial
            Statements .....................................................         8-12

Item 2

        Management's Discussion and Analysis of Results
          Of Operations and Financial Condition ............................        13-18


Part II.OTHER INFORMATION:


Item 1  Legal Proceedings ..................................................           19

Item 2  Changes in Securities ..............................................           19

Item 3  Defaults Upon Senior Securities ....................................           19

Item 4  Submission of Matters to a Vote of Security-Holders ................           19

Item 5  Other Information ..................................................           19

Item 6  Exhibits ...........................................................           19

                   REEBOK INTERNATIONAL LTD. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (Amounts in thousands, except per share data)

                                                    March 31,              December 31,
                                               2001            2000              2000
                                            ----------       ----------       ----------
                                                     (Unaudited)             (See Note 1)
Current assets:
  Cash and cash equivalents                 $  109,593       $  238,449       $  268,665
  Accounts receivable, net of
    allowance for doubtful accounts
    (March 2001, $48,757; March 2000,
     $43,997; December 2000, $48,016)          568,334          574,914          423,830
  Inventory                                    416,006          370,267          393,599
  Deferred income taxes                        102,630           77,455          101,715
  Prepaid expenses and other
    current assets                              51,641           45,042           37,396
                                            ----------       ----------       ----------

    Total current assets                     1,248,204        1,306,127        1,225,205
                                            ----------       ----------       ----------

Property and equipment, net                    136,758          161,496          141,835

Other non-current assets:
  Intangibles, net of
    amortization                                63,242           71,474           64,288
  Deferred income taxes                         10,369           46,474           18,110
  Other                                         27,103           23,134           13,608
                                            ----------       ----------       ----------
Total Assets                                $1,485,676       $1,608,705       $1,463,046
                                            ==========       ==========       ==========

                   REEBOK INTERNATIONAL LTD. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
                  (Amounts in thousands, except per share data)

                                                     March 31,                 December 31,
                                                2001             2000              2000
                                          -----------        -----------        -----------
                                                      (Unaudited)              (See Note 1)
Current liabilities:
  Notes payable to banks                  $    28,685        $    23,665        $     8,878
  Current portion of
    long-term debt                                134            185,171             13,813
  Accounts payable                            146,759            148,715            172,035
  Accrued expenses                            266,779            277,415            272,076
  Income taxes payable                         29,992             19,829             21,337
                                          -----------        -----------        -----------
    Total current liabilities                 472,349            654,795            488,139
                                          -----------        -----------        -----------
Long-term debt, net of
  current portion                             351,173            360,232            345,015

Minority interest and other
 long-term liabilities                         19,146             36,501             22,029

Commitments and contingencies

Stockholders' equity:
  Common stock, par value
   $.01; authorized 250,000 shares;
   issued March 31, 2001, 97,205;
   issued March 31, 2000, 93,426;
   issued December 31, 2000, 96,209               972                934                962
  Retained earnings                         1,355,603          1,205,754          1,301,269
  Less shares in treasury
  at cost: March 31, 2001,
  38,716; March 31, 2000,
  36,716; December 31,2000, 38,716           (653,370)          (617,620)          (653,370)
  Unearned compensation                          (552)            (2,928)            (1,402)
  Accumulated other
   comprehensive income (expense)             (59,645)           (28,963)           (39,596)
                                          -----------        -----------        -----------
                                              643,008            557,177            607,863
                                          -----------        -----------        -----------
Total liabilities and
  stockholders' equity                    $ 1,485,676        $ 1,608,705        $ 1,463,046
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

                   REEBOK INTERNATIONAL LTD. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (Amounts in thousands, except per share data)
                                   (Unaudited)

                                        Three Months Ended
                                            March 31,
                                    --------------------------
                                       2001            2000
                                    ---------        ---------
Net sales                           $ 769,928        $ 769,829

Costs and expenses:
  Cost of sales                       482,474          478,704
  Selling, general and
    administrative expenses           223,460          234,519
  Interest expense, net                 4,009            5,775
  Other (income) expense,net           (1,376)          (3,725)
                                    ---------        ---------
                                      708,567          715,273
                                    ---------        ---------
Income before income
  taxes and minority interest          61,361           54,556

Income tax expense                     19,022           20,567
                                    ---------        ---------

Income before minority
  interest                             42,339           33,989

Minority interest                       1,135            2,277
                                    ---------        ---------

Net income                          $  41,204        $  31,712
                                    =========        =========

Basic earnings per share            $     .71        $     .56
                                    =========        =========

Diluted earnings per share          $     .68        $     .56
                                    =========        =========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                   REEBOK INTERNATIONAL LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)

                                                           Three months Ended
                                                               March 31,
                                                        --------------------------
                                                           2001             2000
                                                        ---------        ---------
Cash flows from operating activities:
  Net income                                            $  41,204        $  31,712
  Adjustments to reconcile net income
    to net cash used for operating activities:

     Depreciation and amortization                         10,008           10,951
     Minority interest                                      1,135            2,277
     Deferred income taxes                                  6,826            8,142
     Other                                                 (4,951)          (2,515)
     Changes in operating assets and liabilities:
       Accounts receivable                               (161,570)        (160,516)
       Inventory                                          (34,915)          36,215
       Prepaid expenses and other                         (11,528)          (2,900)
       Accounts payable and accrued expenses              (11,468)          15,321
       Income taxes payable                                 8,409           10,337
                                                        ---------        ---------
         Total adjustments                               (198,054)         (82,688)
                                                        ---------        ---------
Net cash used for operating activities                   (156,850)         (50,976)
                                                        ---------        ---------

Cash flows provided by (used for)
        investing activities:

   Payments to acquire property and
     equipment                                             (3,741)          (5,728)
   Proceeds (payments) for business acquisitions
     and divestitures                                      (8,180)          30,506
   Acquisition of minority interest in
     certain subsidiaries                                                   (1,390)
                                                        ---------        ---------
Net cash provided by (used for)
   investing activities                                   (11,921)          23,388
                                                        ---------        ---------

                   REEBOK INTERNATIONAL LTD. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Cont'd)

                             (Amounts in thousands)
                                   (Unaudited)

                                                       Three Months Ended
                                                            March 31,
                                                  ---------------------------
                                                      2001             2000
                                                  ---------        ---------
Cash flows provided by (used for) financing
  activities:
  Net borrowings (repayments) of notes
    payable to banks                              $  21,159        $  (3,964)
  Net proceeds from issuance of convertible
    Debentures                                      244,729
  Repayments of long-term debt                     (257,398)          (9,959)
  Proceeds from issuance of common stock to
    employees                                        13,140
  Dividends to minority shareholders                 (8,215)

                                                  ---------        ---------
Net cash provided by (used for) financing            13,415          (13,923)
                                                  ---------        ---------

Effect of exchange rate changes on cash
  and cash equivalents                               (3,716)          (1,784)
                                                  ---------        ---------

Net decrease in cash and cash equivalents          (159,072)         (43,295)
                                                  ---------        ---------

Cash and cash equivalents at beginning of
  period                                            268,665          281,744
                                                  ---------        ---------

Cash and cash equivalents at end of period        $ 109,593        $ 238,449
                                                  =========        =========

Supplemental disclosures of cash flow information:

                                                    2001       2000
                                                 --------   ---------
Cash paid during the period for:
  Interest                                       $  8,657   $  11,480
  Income taxes                                      5,184         775

The accompanying notes are an integral part of the condensed consolidated financial statements.

             REEBOK INTERNATIONAL LTD. AND SUBSIDIARIES
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
          (Dollar amounts in thousands, except share data)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and reflect all adjustments (consisting of only normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods. The interim financial information and notes thereto should be read in conjunction with the Company's latest annual report to shareholders. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of results to be expected for the entire year.

The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

Certain amounts in the prior year have been reclassified to conform to the 2001 presentation.

Recently Issued Accounting Standards

As of January 1, 2001, the Company adopted the Statement of Financial Accounting Standards No. 133 ("Statement 133"), "Accounting for Derivative Instruments and Hedging Activities", as amended in June 2000 by Statement of Financial Accounting Standards no. 138 ("Statement 138") which requires the Company to recognize all derivatives as either assets or liabilities in the balance sheet and measure such instruments at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value, as determined by measuring the fair value of the derivative against the underlying hedge item, is immediately recognized in earnings. The adoption of these statements did not have a material impact on the Company's consolidated financial statements.

The Company is exposed to market risk, such as changes in interest rates, currency exchange rates and material pricing. To manage the volatility related to these exposures, the Company enters into various derivative transactions in accordance with its hedging practices. Designation is performed on a specific exposure basis to support hedge accounting. The changes in fair value of these hedging instruments are offset in part or in whole by corresponding changes in the fair value or cash flows of the underlying exposures being hedged. The Company does not hold or issue derivative financial instruments for trading purposes.

Interest Rate Hedging

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

Currency Rate Hedging

The Company enters into forward currency exchange contracts and options to hedge its exposure for merchandise purchased in U.S. dollars that will be sold to customers in other currencies

The Company also uses forward currency exchange contracts and options to hedge significant intercompany assets and liabilities denominated in other than the functional currency. Contracts used to hedge intercompany balances are marked to market and the resulting transaction gain or loss is included in the determination of net income.

The Company has used forward exchange contracts and options as an element of its risk management strategy for several years.

NOTE 2 - SPECIAL CHARGES

The Company did not record any new special charges during 2001 but did change certain previously recorded estimates. The net change in estimates has been reported in other income in the accompanying consolidated financial statements for the three months ended March 31, 2001.

The change in estimates relates to certain reserves that had been required in connection with the plan to dispose of the Company's subsidiary in South Africa. The subsidiary was sold during the first quarter of 2001, and therefore it was determined that certain reserves were no longer necessary.

Details of the special charge activity during the three months ended March 31, 2001 are as follows:


                                                                                          Termination of
                                        Legal      Employee    Fixed Asset     Marketing   Leases and
                         Total        Settlement   Severance   Write-downs     Contracts     Other
                         -----        ----------   ---------   -----------     ---------     -----
Balance, 12/31/00       $ 41,893      $ 15,809      $ 8,496      $ 10,492      $ 6,828      $ 268

2001 Utilization          (5,765)       (4,477)        (572)                      (570)      (146)

Change in Estimates       (6,339)        3,000                     (9,797)                    458
                        --------      --------      -------      --------      -------      -----
Balance, 3/31/01        $ 29,789      $ 14,332      $ 7,924      $    695      $ 6,258      $ 580
                        ========      ========      =======      ========      =======      =====


The short term portion of the accrual, or $20,593 is included in accrued expenses with the balance of $9,196 included in other long term liabilities. The remaining accruals are expected to be utilized during fiscal 2001 through 2003, as leases expire, consolidations occur, contractual obligations come due and severance payments are made. The fixed asset write-downs relate to assets that are being offered for sale.

NOTE 3 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (amounts in thousands, except per share data):

                                                Three Months Ended
                                                    March 31
                                                -------------------
                                                  2001      2000
                                                -------     -------
Numerator for basic earnings per share:
  Net income                                    $41,204     $31,712
                                                =======     =======
Numerator for diluted earnings per share:

  Net income                                    $41,204     $31,712
  Add: Effect of dilutive securities:
   Interest on 4.25% convertible debentures
   net of income taxes                              623
                                                -------     -------
                                                $41,827     $31,712
                                                =======     =======

Denominator for basic earnings per share:

  Weighted average shares                        57,836      56,270
                                                =======     =======
Denominator for diluted earnings per share:

  Weighted average shares                        57,836      56,270
  Dilutive employee stock options                 1,771          28

  Effect of dilutive securities:
    Assumed conversion of 4.25%
    convertible debentures                        2,233
                                                -------     -------
                                                 61,840      56,298
                                                =======     =======

Basic earnings per share                        $   .71     $   .56

Diluted earnings per share                      $   .68     $   .56

NOTE 4 - COMPREHENSIVE INCOME

Comprehensive income for the quarter ended March 31, 2001 and March 31, 2000 was $21,155 and $28,128, respectively. Comprehensive income for all periods presented represents net income and changes in foreign currency translation adjustments.

NOTE 5 - BUSINESS ACQUISITIONS AND DIVESTITURES

On March 9, 2001, the Company purchased selected assets of LogoAthletic ("Logo") for $11.4 million. Included in the assets purchased were inventory, equipment, facility leases and the rights to Logo's trademarks. Since the acquisition was not material to the Company's consolidated results, no pro forma information is provided. The allocation of purchase price reflected in the March 31, 2001 condensed consolidated financial statements is preliminary and will be completed by year end.

Effective January 1, 2001, the Company sold its interest in its South African subsidiary, which will now operate as an independent distributor. The sale price and historical operating results of the Company's South African subsidiary are not material to the consolidated financial results or consolidated financial position of the Company.


NOTE 6 - CONVERTIBLE DEBENTURES

On February 28, 2001 the Company sold $250.0 million in 20-Year Convertible Debentures in the 144A private placement market. The Convertible Debentures have an annual coupon rate of 4.25 %, payable in cash semi-annually. The Debentures are convertible into shares of Reebok common stock at a price of $38.56. The Company used the net proceeds to re-pay its existing term loan due August 31, 2002.


NOTE 7 - CONTINGENCIES

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

Risks and uncertainties that could affect the Company's actual results and could cause such results to differ materially from those contained in forward-looking statements made by or on behalf of the Company include, but are not limited to, the following: competition; shifts in consumer preferences; the ability to accurately forecast consumer demand and sales; the ability to sustain current pricing levels for the Company's products; the potential of the backlog report to not be indicative of future sales; the effect of the Company's investment in advertising, marketing, athlete endorsement, and athletic sponsorships; lower than anticipated sales and increased operating costs at the Company's retail stores; international sales and manufacturing operations; import regulations, political instability or general economic factors in the international regions where the Company conducts its business; interruption or unavailability of sources of supply; increases in leather prices due to recent shortages of hides resulting from mad cow and foot-and-mouth disease epidemics in certain European countries; reliance on independent manufacturers; the ability to make timely payments on indebtedness; the ability to protect the Company's intellectual property rights; the ability to realize the full value of the Company's deferred tax assets; the ability to achieve the intended benefits from the restructuring of the Company's global operations including operating and logistical efficiencies in the areas of distribution and information systems; the effect a strong United States dollar may have on the Company's results of operations from its international business; and other factors mentioned or incorporated by reference in this report or other reports.

This list of risk factors is not exhaustive. Other risks and uncertainties are discussed elsewhere in this report and in further detail under the caption entitled Issues and Uncertainties included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 which has been filed with the Securities and Exchange Commission and is incorporated herein by reference. In addition, the Company operates in a highly competitive and rapidly changing environment. Therefore, new risk factors can arise, and it is not possible for management to predict all such risk factors, nor to assess the impact of all such risk factors on the Company's business or the extent to which any individual risk factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement. Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results.


Operating Results


First Quarter 2001 Compared to First Quarter 2000


Net sales for the quarter ended March 31, 2001 were $769.9 million, a slight increase from 2000's first quarter net sales of $769.8 million. Sales comparisons are being adversely affected by the weakening of most foreign currencies against the U.S. dollar. On a constant dollar basis, which eliminates the effect of currency fluctuations, net sales for the quarter ended March 31, 2001 increased $25.5 million or 3.4%. The Reebok Division's worldwide sales (including the sales of the Greg Norman Collection) were $642.2 million a 3.9% increase from constant dollar sales of $618.0 million in the first quarter of 2000.

U.S. footwear sales of the Reebok Brand increased 3.4% to $262.2 million in the first quarter of 2001 from $253.6 million in the first quarter of 2000. During the quarter U.S. footwear wholesale sales of the Reebok Brand, increased 4.7% whereas the Company's retail outlet sales declined on a comparative store basis. U.S. footwear sales in many categories increased. The basketball category increased 39%, driven by the strong sell-through success of the Company's Iverson product at retail. The women's and running categories increased 8% and 10%, respectively. Also, the Children's category increased 9% and the Classics category increased by approximately 7%.

U.S. apparel sales of the Reebok Division (including the sales of the Greg Norman Collection) increased in the first quarter by 5.6% to $65.8 million from $62.3 million in the first quarter of 2000. The Company believes that its new Reebok branded apparel team is beginning to have a positive affect on the business and that this is contributing to the increased sales.

International sales of the Reebok Brand (including footwear and apparel) were $314.2 million in the first quarter of 2001, a decrease of 3.5% from sales of $325.6 million in the first quarter of 2000. On a constant dollar basis, international sales of the Reebok Division increased $12.1 million or 4.0%. International comparisons were also adversely impacted by the change to the Company's international distribution network. Effective January 1, 2001, the Company's South Africa subsidiary was sold and became an independent distributor. In constant dollars, net sales in Europe increased 4.3% as compared to the first quarter of 2000. The Asia Pacific region reported a constant dollar sales increase of approximately 6% in the quarter. In Latin America, the Company's sales to its independent distributors increased approximately 43% as these distributors increased their purchases to meet local consumer demand. International categories that generated sales increases in the first quarter of 2001 were basketball, running, walking, and classics. In constant dollars, international footwear sales increased approximately 4.7%, and international apparel sales increased by approximately 3.1%.

The Company believes that the constant dollar sales increase in the first quarter of 2001 was primarily attributable to increased market share in the United States and selective price increases in Continental Europe.

Rockport's first quarter 2001 sales were $101.0 million which were the same as the first quarter of 2000. Both domestic and international sales for the Rockport brand were flat as compared to the first quarter of 2000. International revenues accounted for approximately 28% of Rockport's sales in the first quarter of 2001 and 2000. During the first quarter 2001, Rockport continued to introduce many new core product offerings. The Company expects to expand its new core programs with key department stores and independent retailers.

Sales of the Company's Polo Ralph Lauren Footwear products were $26.7 million in the first quarter of 2001, a decrease of 2.2% from sales of $27.3 million in the first quarter of 2000. Although sales declined, the Company believes that the quality of the business improved, as the decline was primarily in close out sales, which decreased 50% over the comparable period last year. The balance of the business increased by approximately 10%. During 2001, the Company expects to expand the retail distribution of its Lauren and Polo Jeans footwear products and to concentrate design efforts on developing key items that can become signatures for its various Ralph Lauren Footwear segments.

The Company has agreed to a new exclusive licensing agreement with the NFL for apparel, footwear, equipment and accessories beginning with the 2002 season. In order to support this new license, in February 2001 the Company purchased selected assets of LogoAthletic ("Logo"). Included in the assets purchased were inventory, equipment, facility leases and the rights to Logo's trademarks. The total purchase price was $11.4 million. Under this new agreement, the NFL requested that the Company provide services during the transition year of 2001 and the Company has agreed to provide these services. Beginning in the second quarter of 2001, the Company will begin shipping Reebok branded NFL licensed products to retailers. The Company expects 2001 sales of NFL licensed products to be in the range of $75.0 to $125.0 million.

During the first quarter of 2001, the Company's overall gross margin was 37.3% of sales compared to 37.8% for 2000's first quarter. Gross margins were negatively impacted by the weakening of most foreign currencies against the U.S. dollar. In addition, as a result of recent shortages of hides due to mad cow and foot-and-mouth disease epidemics in certain European countries, the Company expects increasing leather prices during the latter part of 2001. In order to mitigate the impact of these factors on the Company's gross margin, the Company has implemented selective price increases in various countries in Europe, value engineered certain products to provide greater efficiencies, and changed some of its sourcing strategies in order to take advantage of the strong U.S. dollar. The Company believes that based on current foreign exchange rates and the

Company's hedging strategies, the gross margin percentage for the year will be approximately 50 to 70 basis points lower than the prior year (excluding any impact of NFL products).

Selling, general and administrative expenses for the first quarter of 2001 were $223.5 million, or 29.0% of sales, as compared to $234.5 million, or 30.5% of sales in 2000's first quarter. The Company continues to streamline its operations, achieve greater operating efficiencies and reduce non-brand building expenses. During the first quarter of 2001, the Company increased its spending for advertising and working media while at the same time it reduced other selling, general and administrative expenses as a percentage of sales. The Company expects to continue to generate greater operating efficiencies for the balance of 2001, while increasing its advertising expenditures by approximately 50% as compared to the prior year. As part of its multi-brand strategy to streamline processes and improve execution, the Company is currently in the process of consolidating into a Shared Services operation in its new world headquarters. This Shared Services operation will provide support for supply chain, logistics and various administrative services for all of the Company's brands. Both Rockport and Ralph Lauren footwear will be integrated into the shared service center during 2001.

Net interest expense was $4.0 million for the first quarter of 2001, a decrease of $1.8 million as compared to the first quarter of 2000. The decrease was primarily a result of debt repayments. Outstanding indebtedness has declined $189.1 million from March 31, 2000. Other income, net of $1.4 million relates to the gain from the sale of the Company's interest in its South African subsidiary and the related change in estimates for restructuring charges related to that sale (See Note 2). Also included in other expenses, are currency losses and the amortization of intangibles, as well as, the write-off of $5.2 million of unamortized debt costs associated with the early extinguishment of the Company's term loan.

The effective income tax rate was 31.0% in the first quarter of 2001 as compared to 37.7% in the first quarter of 2000. The reduction from the prior year is the result of the Company's international tax strategy and favorable changes in the geographic mix of the total Company's earnings. The Company expects that the annual tax rate will be 31.0%. However, the rate could fluctuate depending on where the Company earns income geographically, and, if the Company incurs non-benefitable losses in certain jurisdictions, the rate could increase.

Reebok Brand Backlog of Open Orders

The Reebok Brand backlog (including Greg Norman Collection apparel) of open customer orders scheduled for delivery during the period April 1, 2001 through September 30, 2001 decreased .3% as compared to the same period last year. On a constant dollar basis, worldwide Reebok Brand backlog increased 4.4%. Backlog excludes the new NFL licensing agreement. U.S. backlog for the Reebok Brand, increased 7.7%. U.S. footwear backlog increased 6.1% and U.S. apparel backlog (including Greg Norman Collection apparel) increased 17.8% as compared to the same period last year. In reported dollars European backlog declined 7.5%, however, in constant dollars the European backlog increased 2.1%. This illustrates the significant decline in the value of the Euro and British Pound Sterling as compared to the United States Dollar. In constant dollars, European footwear increased 8.1% , however, European apparel decreased 3.4%. All of the apparel backlog decline is attributable to a change in the timing and nature of the apparel seasons in the Company's U.K. market. Last year the U.K. subsidiary had four seasonal introductions and this year it has three. This has resulted in a change in the timing of the order intake so that while the Company expects to grow its U.K. apparel business for the full year of 2001, the U.K. apparel backlog compared to last year declined 19.4%. Adjusting for this change in the booking patterns in the U.K. - on a proforma basis - the Reebok Brand backlog increased 5.3% in constant dollars.


Orders scheduled for delivery for the period April 1 through September 30 are as follows for the Reebok Brand:

                                                    Proforma (*)
                          Percentage Change      Percentage Change
                             2001/2000               2001/2000
                             ---------               ---------
                        Reported    Constant    Reported    Constant
                        Dollars     Dollars      Dollars     Dollars
                        -------     -------      -------     -------
U.S.A.
Footwear                 + 6.1%      + 6.1%       +6.1%      + 6.1%
Apparel                  +17.8%      +17.8%      +17.8%      +17.8%
  Total Domestic         + 7.7%      + 7.7%       +7.7%      + 7.7%

Europe:
Footwear                  - 1.9%     + 8.1%       -1.9%      + 8.1%
Apparel                   -12.6%     - 3.4%      - 8.8%      +  .7%
  Total Europe            - 7.5%     + 2.1%      - 5.4%      + 4.3%


Total Reebok Brand:
Footwear                  + 2.2%     + 5.6%       +2.2%      + 5.6%
Apparel                   - 6.0%     + 1.4%       -3.1%      + 4.5%
  Total Reebok Brand       - .3%     + 4.4%       + .6%      + 5.3%

(*) Adjusted to reflect the change in UK apparel seasons

These backlog comparisons are not necessarily indicative of future sales trends. Many customer orders are cancelable, sales by Company-owned retail stores are not included in the backlog and can vary from year-to-year, many markets in Latin America and Asia Pacific are not included in the backlog since sales are made by independent distributors and the ratio of orders booked early to at-once shipments can vary from period to period.

Liquidity and Sources of Capital

At March 31, 2001, the Company's working capital was $775.9 million as compared with $651.3 million at March 31, 2000. The current ratio at March 31, 2001 was
2.6 to 1, as compared to 2.0 to 1 at December 31, 2000 and March 31, 2000. For the twelve months ended March 31, 2001, cash decreased $128.9 million, as the result of debt payments of approximately $199.5 million which were made in the last nine months of 2000. On February 28, 2001 the Company sold $250.0 million of 20-year Convertible Debentures in the private placement market. The sale was completed with a coupon rate of 4.25%, payable in cash semi-annually. The Debentures are convertible into shares of Reebok Common Stock at a price of $38.56. The Company utilized the proceeds to pay off its outstanding term loan which would have become due during the remainder of 2001 and 2002. As a result, the Company's next significant scheduled debt repayment is not until September, 2005.

Inventory increased by $45.7 million or 12.3% from March 31, 2000. This is in line with the Company's plan to build inventories in anticipation of market requirements. The Company's global inventory position is in line with its plans and it does expect a slight improvement in inventory turns for 2001 despite an overall increase in its inventory levels. Accounts receivable decreased by $6.6 million from March 31, 2000, a decrease of 1.1%.

Cash used for operations during the first three months of 2001 was $156.9 million, as compared to $51.0 million during the first three months of 2000. Cash used for investing activities was $11.9 million as a result of the Company's $11.4 million purchase of selected assets of LogoAthletic. Included in the assets purchased were inventory, equipment, facility leases and the rights to Logo's trademarks. This was partially offset by the proceeds of $3.2 million from the sale of certain assets. Capital expenditures for the three months ended March 31, 2001 were $3.7 million. Cash generated from operations during the balance of 2001, together with the Company's existing and available credit lines, other financial resources and ability to access capital markets given the Company's existing credit ratings, are expected to adequately finance the Company's current and planned 2001 cash requirements. However, the Company's actual experience may differ from the expectations set forth in the preceding sentence. Factors that might lead to a difference include, but are not limited to, the matters discussed above and under the caption entitled Issues and Uncertainties included in the Company's Annual Report on Form 10-K as well as future events that might have the effect of reducing the Company's available cash balances (such as unexpected operating losses or increased capital or other expenditures, as well as increases in the Company's inventory or accounts receivable) or future events that might reduce or eliminate the availability of external financial resources.

                           PART II - OTHER INFORMATION

Item 1

None

Item 2

On February 28, 2001 Reebok completed a private offering of $250,000,000 of its 4 1/4% Convertible Debentures due March 1, 2021, for aggregate net proceeds of approximately $244,541,000. The debentures have an annual coupon rate of 4 1/4%, payable in cash semi-annually. The debentures are convertible into shares of Reebok common stock at a price of $38.56. The net proceeds were used for working capital and general corporate purposes and to repay Reebok's borrowings under the term loan portion of its credit facility. This transaction was completed without registration in reliance upon section 4(2) of the Securities Act. The debentures were initially sold to Credit Suisse First Boston for resale to qualified institutional buyers pursuant to Rule 144A under the Securities Act.

Item 3

None

Item 4

None

Item 5

None

Item 6

(a)   Exhibits


      4.1 Indenture between the Company and State Street Bank and Trust Company dated as of February 28, 2001, filed March 27, 2001 as an exhibit to the Company's Registration Statement on Form S-3, number 333-57704, and incorporated by reference herein.

      4.2 Registration Rights Agreement dated as of February 28, 2001 between the Company and Credit Suisse First Boston Corporation, filed March 27, 2001 as an exhibit to the Company's Registration Statement on Form S-3, number 333-57704, and incorporated by reference herein.


(b)   Current Reports on Form 8-K

      The Company did not file any Current Reports on Form 8-K for the quarter ended March 31, 2001.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  May 15, 2001




                                    REEBOK INTERNATIONAL LTD.

                              BY:   /s/ KENNETH WATCHMAKER
                                    -------------------------
                                    Kenneth Watchmaker
                                    Executive Vice President and
                                    Chief Financial Officer