Form 10-Q
period 2001-06-30
REEBOK INTERNATIONAL LTD
filed 2001-08-15
CIK 770949

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


  For the quarterly period ended June 30, 2001

  Commission file number 1-9340


                            REEBOK INTERNATIONAL LTD.
        -----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


Massachusetts                                        04-2678061
------------------------------------            --------------------
(State or other jurisdiction of                 (I.R.S.Employer
incorporation or organization)                  Identification No.)



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

  Yes  (X)       No  (  )

The number of shares outstanding of registrant's common stock, par value $.01 per share, at August 3, 2001 was 58,965,857 shares.

REEBOK INTERNATIONAL LTD.


INDEX

PART I.    FINANCIAL INFORMATION:

Item 1     Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheets -
             June 30, 2001 and 2000, and December 31, 2000. . . .    3-4

           Condensed Consolidated Statements of Income -
             Three and Six Months Ended June 30, 2001 and 2000 . .     5

           Condensed Consolidated Statements of Cash Flows -
             Three and Six Months Ended June 30, 2001 and 2000. .    6-7

           Notes to Condensed Consolidated Financial
             Statements . . . . . . . . . . . . . . . . . . . . .   8-12

Item 2

           Management's Discussion and Analysis of Results
             Of Operations and Financial Condition. . . . . . .    13-22


Part II.   OTHER INFORMATION:


Item 1     Legal Proceedings . . . . . . . . . . . . . . . . .      23

Item 2     Changes in Securities . . . . . . . . . . . . . . .      23

Item 3     Defaults Upon Senior Securities . . . . . . . . . .      23

Item 4     Submission of Matters to a Vote of Security-Holders      23

Item 5     Other Information   . . . . . . . . . . . . . . . .      23

Item 6     Exhibits. . . . . . . . . . . . . . . . . . . . . .      24


                   REEBOK INTERNATIONAL LTD. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (Amounts in thousands, except per share data)


                                      June 30,           December 31,
                                  2001         2000         2000
                                  ----         ----         ----
                                      (Unaudited)       (See Note 1)

Current assets:
  Cash and cash equivalents      $ 149,859   $ 212,572   $  268,665
  Accounts receivable,
    net of allowance for
    doubtful accounts
   (June 2001,$46,908;
    June 2000, $46,532;
    December 2000,$48,016)         527,432     496,625      423,830
  Inventory                        474,952     405,528      393,599
  Deferred income taxes            102,279      69,331      101,715
  Prepaid expenses and other
    current assets                  46,727      42,919       37,396
                                 ---------   ---------    ---------


    Total current assets         1,301,249   1,226,975    1,225,205
                                 ---------   ---------    ---------

Property and equipment, net        136,043     161,255      141,835

Other non-current assets:
  Intangibles, net of
    amortization                    65,513      71,562       64,288
  Deferred income taxes             15,418      41,746       18,110
  Other                             20,123      21,087       13,608
                                 ---------   ---------    ---------

Total Assets                    $1,538,346  $1,522,625   $1,463,046
                                 =========   =========    =========


                   REEBOK INTERNATIONAL LTD. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
                  (Amounts in thousands, except per share data)

                                         June 30,            December 31,
                                    2001          2000           2000
                                    ----          ----           ----
                                       (Unaudited)            (See Note 1)
Current liabilities:
  Notes payable to banks         $   22,148   $    19,097     $    8,878
  Current portion of
    long-term debt                      265        85,176         13,813
  Accounts payable                  158,055       171,964        172,035
  Accrued expenses                  286,960       310,199        272,076
  Income taxes payable               37,945         4,320         21,337
                                 ----------    ----------     ----------
    Total current liabilities       505,373       590,756        488,139
                                 ----------    ----------     ----------
Long-term debt, net of
  current portion                   351,013       339,843        345,015

Minority interest and other
 long-term liabilities               23,115        34,741         22,029

Commitments and contingencies

Stockholders' equity:
  Common stock, par value
   $.01; authorized 250,000 shares;
   issued June 30, 2001, 97,588;
   issued June 30, 2000, 95,604;
   issued December 31, 2000, 96,209     976           956            962
  Retained earnings               1,381,471     1,245,293      1,301,269
  Less 38,716 shares in treasury
    at cost                        (653,370)     (653,370)      (653,370)
  Unearned compensation                (502)       (2,690)        (1,402)
  Accumulated other
   comprehensive income (expense)   (69,730)      (32,904)       (39,596)
                                 ----------    ----------     ----------
                                    658,845       557,285        607,863
                                 ----------    ----------     ----------
Total liabilities and
  stockholders' equity           $1,538,346    $1,522,625     $1,463,046
                                 ==========    ==========     ==========
The accompanying notes are an integral part of the condensed consolidated financial statements.


                   REEBOK INTERNATIONAL LTD. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (Amounts in thousands, except per share data)
                                   (Unaudited)

                                Three Months Ended       Six Months Ended
                                     June 30,                June 30,
                              ----------------------     ---------------
                                   2001      2000         2001      2000
                                   ----      ----         ----      ----

Net sales                     $ 711,048   $  685,076  $1,480,976 $1,454,905

Costs and expenses:
  Cost of sales                 449,899      423,614     932,373    902,318
  Selling, general and
    administrative expenses     227,554      234,799     451,014    469,318
  Interest expense, net           4,095        7,166       8,104     12,941
  Other (income)expense,net       7,118        1,975       5,742     (1,750)
                              ---------   ----------    --------  ---------
                                688,666      667,554   1,397,233  1,382,827
                              ---------   ----------    --------  ---------
Income before income
  taxes and minority interest    22,382       17,522      83,743     72,078

Income tax expense                6,938        6,606      25,960     27,173
                              ---------   ----------   ---------   --------
Income before minority
  interest                       15,444       10,916      57,783     44,905

Minority interest                 1,306          246       2,441      2,523
                              ---------   ----------   ---------   --------

Net income                    $  14,138   $   10,670  $   55,342  $  42,382
                              =========   ==========   =========   ========

Basic earnings per share      $     .24   $      .19  $      .95  $     .75
                              =========   ==========   =========   ========

Diluted earnings per share    $     .24   $      .19  $      .90  $     .74
                              =========   ==========   =========   ========

The accompanying notes are an integral part of the condensed consolidated financial statements.



                   REEBOK INTERNATIONAL LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)


                                                    Six months Ended
                                                        June 30,
                                                    ----------------
                                                    2001        2000
                                                    ----        ----

Cash flows from operating activities:
  Net income                                   $   55,342  $   42,382
  Adjustments to reconcile net income
    to net cash provided by (used for)
    operating activities:

     Depreciation and amortization                 18,698      21,508
     Minority interest                              2,441       2,523
     Deferred income taxes                          2,128      18,975
         Other                                    (11,950)     (2,518)
     Changes in operating assets and
      liabilities:
       Accounts receivable                       (101,546)    (84,723)
       Inventory                                  (88,826)     (4,117)
       Prepaid expenses and other                  (6,554)     (1,119)
           Accounts payable and accrued expenses    4,428      66,595
       Income taxes payable                        21,073      (4,495)
                                               ----------  ----------
         Total adjustments                       (160,108)     12,629
                                               ----------  ----------
Net cash provided by (used for)
operating activities                             (104,766)     55,011
                                               ----------  ----------

Cash flows provided by (used for) investing activities:

   Payments to acquire property and
     equipment                                    (11,217)   (15,135)
   Proceeds from business and other non-
     operating asset disposals                     18,092     30,506
   Acquisition of minority interest in
     certain subsidiaries and other business
     acquisitions                                 (18,832)    (1,390)
                                               ----------  ----------
Net cash provided by (used for) investing
   activities                                     (11,957)    13,981
                                               ----------  ----------



                   REEBOK INTERNATIONAL LTD. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Cont'd)
                             (Amounts in thousands)
                                   (Unaudited)

                                                    Six Months Ended
                                                        June 30,
                                                    ----------------

                                                     2001       2000
                                                     ----       ----

Cash flows provided by (used for) financing
  activities:
  Net borrowings (repayments) of notes
    payable to banks                            $   7,237   $  (7,715)
  Net proceeds from issuance of Convertible
    Debentures                                    244,729
  Repayments of long-term debt                   (257,503)   (129,976)
  Proceeds from issuance of common stock to
    employees                                      19,787       1,667
  Dividends to minority shareholders               (8,215)

                                                 --------    --------
Net cash provided by (used for) financing           6,035    (136,024)
  activities                                     ________    ________

Effect of exchange rate changes on cash
  and cash equivalents                             (8,118)     (2,140)
                                                 --------    --------

Net decrease in cash and cash equivalents        (118,806)    (69,172)
                                                 --------    --------

Cash and cash equivalents at beginning of
  period                                          268,665     281,744
                                                 --------   ---------

Cash and cash equivalents at end of period      $ 149,859   $ 212,572
                                                 ========   =========

Supplemental disclosures of cash flow information:

                                                    2001       2000
                                                    ----       ----

Cash paid during the period for:
  Interest                                       $ 11,805   $  22,595
  Income taxes                                      4,710       9,294

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


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

Basis of Presentation
---------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods. The interim financial information and notes thereto should be read in conjunction with the Company's latest annual report to shareholders. The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of results to be expected for the entire year.

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


Recently Issued Accounting Standards
------------------------------------

As of January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 ("Statement 133"), "Accounting for Derivative Instruments and Hedging Activities", as amended in June 2000 by Statement of Financial Accounting Standards no. 138 ("Statement 138") which requires the Company to recognize all derivatives as either assets or liabilities in the balance sheet and measure such instruments at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value, as determined by measuring the fair value of the derivative against the underlying hedge item, is immediately recognized in earnings. The adoption of these statements did not have a material impact on the Company's consolidated financial statements.

The Company is exposed to market risk, such as changes in interest rates, currency exchange rates and material pricing. To manage the volatility related to these exposures, the Company enters into various derivative transactions in accordance with its hedging policy. Designation is performed on a specific exposure basis to support hedge accounting. The changes in fair value of these hedging instruments are offset in part or in whole by corresponding changes in the fair value or cash flows of the underlying exposures being hedged. The Company does not hold or issue derivative financial instruments for trading purposes.

Interest Rate Hedging
---------------------
The Company uses interest rate swap agreements to manage its exposure to interest rate movements by effectively converting a portion of its variable rate long-term debt from floating to fixed rates. These agreements are also used to manage interest rate exposure under certain of the Company's leases. These agreements involve the exchange of variable rate payments for fixed rate payments without the effect of leverage and without the exchange of the underlying principal amount.

Currency Rate Hedging
---------------------
The Company enters into forward currency exchange contracts and options to hedge its exposure for merchandise purchased in U.S. dollars that will be sold to customers in other currencies.

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

As of June 30, 2001, the maximum length of time over which the Company is hedging its exposure to the variability in future cash flows for forecasted transactions excluding those forecasted transactions related to the payment of variable interest on existing financial instruments, is thirteen months. Net gains in other comprehensive income on June 30, 2001, of $7.9 million, subject to subsequent fair market value adjustments of the derivatives, will be reclassified into earnings during the next twelve months when hedged transactions or cash flows materialize.

During the quarter and six months ended June 30, 2001, the Company recorded a $0.5 million expense in other income (expense), net representing hedge ineffectiveness. No gains or losses on derivative instruments' are excluded from the assessment of hedge effectiveness.

NOTE 2 - SPECIAL CHARGES
-----------------------

The Company did not record any new special charges during 2001 and 2000, but did change certain previously recorded estimates. The net change in estimates has been reported in other income (expense) in the accompanying consolidated financial statements for the six months ended June 30, 2001.

The change in estimates relates primarily to certain provisions that had been made with respect to the possible liquidation or sale of the Company's subsidiary in South Africa. The subsidiary was sold during the first quarter of 2001, and it was determined that certain provisions were no longer necessary.

Details of the special charge activity during the six months ended June 30, 2001 are as follows:


                                                               Employee
                                                 Legal         Severance          Marketing       Fixed Asset
                                  Total        Settlement      and Other          Contracts       Write-downs


Balance, 12/31/00             $  41,893      $  15,809          $  8,764        $   6,828         $  10,492


2001 Utilization                (16,852)       (13,128)           (2,584)          (1,140)


Change in Estimates              (6,810)           3,000             (13)                            (9,797)

                               ----------------------------------------------------------------------------------

Balance, 12/31/01             $  18,231       $    5,681         $  6,167         $   5,688         $      695
                               ----------------------------------------------------------------------------------


The short-term portion of the accrual, or $9,605, is included in accrued expenses with the balance of $8,626 included in other long-term liabilities. The remaining accruals are expected to be utilized during fiscal 2001 through 2003, as leases expire, consolidations occur, contractual obligations come due and severance payments are made.

  NOTE 3 - EARNINGS PER SHARE
-----------------------------

The following table sets forth the computation of basic and diluted earnings per share (amounts in thousands, except per share data):


                                          Three Months Ended   Six Months Ended
                                              June 30             June 30
                                         ------------------   -----------------
                                         2001       2000      2001      2000
                                        ------     -----     -----     -----

Numerator for basic earnings per share:

  Net income                           $ 14,138  $ 10,670  $ 55,342  $42,382
                                         ======    ======    ======   ======
Numerator for diluted earnings per share:

  Net income                           $ 14,138  $ 10,670  $ 55,342  $42,382

Add: Effect of dilutive securities:
   Interest on 4.25% convertible
   Debentures net of income taxes                             2,463
                                         ------    ------    ------   ------
                                       $ 14,138  $ 10,670  $ 57,805  $42,382
                                         ======    ======    ======   ======
Denominator for basic earnings per share:

  Weighted average shares                58,512    56,688    58,173   56,606
                                         ======    ======    ======   ======

Denominator for diluted earnings per share:

  Weighted average shares                58,512     56,688   58,173   56,606
  Dilutive employee stock options         1,661        762    1,690      494

  Effect of dilutive securities:
    Assumed conversion of 4.25%
    convertible debentures                                    4,358
                                         ------     ------   ------   ------
                                         60,173     57,450    64,221  57,100
                                         ======     ======   ======   ======

Basic earnings per share               $    .24   $    .19    $  .95    $.75
Diluted earnings per share             $    .24   $    .19    $  .90    $.74

The effect of the assumed conversion of the 4.25% convertible debentures has been excluded from the calculation of EPS for the three months ended June 30, 2001 as the impact would be anti-dilutive.


NOTE 4 - COMPREHENSIVE INCOME
-----------------------------

Comprehensive income for the quarters ended June 30, 2001 and June 30, 2000 was $4,053 and $6,729, respectively. Comprehensive income for the six months ended June 30, 2001 and June 30, 2000 was $25,208 and $34,857, respectively.
Comprehensive income for all periods presented represents net income, changes in foreign currency translation adjustments and unrealized hedging gains and losses in accordance with FAS 133.


NOTE 5 - BUSINESS ACQUISITIONS AND DIVESTITURES
-----------------------------------------------


On March 9, 2001, the Company purchased selected assets of LogoAthletic ("Logo") for $14.2 million. Included in the assets purchased were inventory, equipment, facility leases and the rights to Logo's trademarks. Since the acquisition was not material to the Company's consolidated results, no pro forma information is provided.

Effective January 1, 2001, the Company increased its ownership share in one of its European subsidiaries and acquired majority ownership in one of its Latin America distributors. The impact of these events was not material to the consolidated financial statements.

Effective January 1, 2001, the Company sold its interest in its South African subsidiary, which will now operate as an independent distributor. The sale price and historical operating results of the Company's South African subsidiary are not material to the consolidated financial results or consolidated financial position of the Company.


NOTE 6 - CONVERTIBLE DEBENTURES
-------------------------------

On February 28, 2001 the Company sold $250.0 million in 20-Year Convertible Debentures in the 144A private placement market. The Convertible Debentures have an annual coupon rate of 4.25 %, payable in cash semi-annually. The Debentures are convertible into shares of Reebok common stock at a price of $38.56. The Company used the net proceeds to re-pay its existing term loan due August 31, 2002.


NOTE 7 - CONTINGENCIES
----------------------

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

Risks and uncertainties that could affect the Company's actual results and could cause such results to differ materially from those contained in forward-looking statements made by or on behalf of the Company include, but are not limited to, the following: competition; shifts in consumer preferences; the ability to accurately forecast consumer demand and sales; the ability to sustain current pricing levels for the Company's products; the potential of the backlog report to not be indicative of future sales; the effect of the Company's investment in advertising, marketing, athlete endorsement, and athletic sponsorships; lower than anticipated sales and increased operating costs at the Company's retail outlet stores; international sales and manufacturing operations; import regulations, political instability or general economic factors in the international regions where the Company conducts its business; interruption or unavailability of sources of supply; increases in leather prices due to recent shortages of hides resulting from mad cow and foot-and-mouth disease epidemics in certain European countries; reliance on independent manufacturers; the ability to make timely payments on indebtedness; the ability to protect the Company's intellectual property rights; the ability to realize the full value of the Company's deferred tax assets; the ability to achieve the intended benefits from the restructuring of the Company's global operations including operating and logistical efficiencies in the areas of distribution and information systems; the effect a strong United States dollar may have on the Company's results of operations from its international business; and other factors mentioned or incorporated by reference in this report or other reports. This list of risk factors is not exhaustive. Other risks and uncertainties are discussed elsewhere in this report and in further detail under the caption entitled Issues and Uncertainties included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 which has been filed with the Securities and Exchange Commission. In addition, the Company operates in a highly competitive and rapidly changing environment. Therefore, new risk factors can arise, and it is not possible for management to predict all such risk factors, nor to assess the impact of all such risk factors on the Company's business or the extent to which any individual risk factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement. Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

Operating Results
-----------------


Second Quarter 2001 Compared to Second Quarter 2000
---------------------------------------------------


Net sales for the quarter ended June 30, 2001 were $711.0 million, a 3.8% increase from 2000's second quarter net sales of $685.1 million. Sales comparisons are being adversely affected by the weakening of most foreign currencies against the U.S. dollar. On a constant dollar basis, which eliminates the effect of currency fluctuations, net sales for the quarter ended June 30, 2001 increased $45.1 million or 6.8%. The Reebok Division's worldwide sales (including the sales of the Greg Norman Collection and NFL licensed product) were $588.9 million an 8.7% increase from constant dollar sales of $542.0 million in the second quarter of 2000.

U.S. footwear sales of the Reebok Brand increased 1.0% to $250.3 million in the second quarter of 2001 from $247.8 million in the second quarter of 2000. During the quarter, U.S. footwear sales of the Reebok Brand were adversely impacted by the decrease in the Company's retail outlet sales which declined 5.9%. There were no significant changes in the number of retail outlet stores operated by the Company as compared to the prior year's period. The Company believes that this decrease was primarily the result of a very promotional retail climate in the U.S. This decline in the Company's retail outlet stores was more than offset by the increase in the Company's U.S wholesale footwear business. Also during the quarter, the Company increased its core fill-in business by almost 20%. This increase in the Company's fill-in business was generated through its automated replenishment program for certain core styles. U.S. footwear sales in many categories increased. The basketball category increased 10%, driven by the strong sell-through success of the Company's Iverson product at retail. The running category increased 39% and the Classics category increased 19% while the children's and cross-training categories decreased.

U.S. apparel sales of the Reebok Division (including the sales of the Greg Norman Collection and NFL licensed product) increased in the second quarter by 56.3% to $81.9 million from $52.4 million in the second quarter of 2000. The increase from sales was primarily from sales of NFL licensed product. However, wholesale sales of Reebok branded apparel increased 13.1% as well. Some new apparel silhouettes with a strategic focus on women's fitness, Iverson and

Classics have resulted in improving sales trends for Reebok branded apparel. The Company believes that with the addition of its new sports licensing products, U.S. apparel will be a growth business over the next several years.

International sales of the Reebok Brand (including footwear and apparel) were $256.7 million in the second quarter of 2001, a decrease of 1.0% from sales of $259.4 million in the second quarter of 2000. However, the decrease is all due to currency fluctuations. On a constant dollar basis, international sales of the Reebok Brand increased $14.9 million or 6.2%. In constant dollars, net sales in Europe increased 7.8% as compared to the second quarter of 2000. During the second quarter of 2001 the Company launched its "Defy Convention" global brand campaign in Europe and increased its working media spend by 75% in the European market. These initiatives, together with the Company investing in retail presence in Europe, have helped to drive the sales increase. The Asia Pacific region reported a constant dollar sales decrease of 5.1% in the quarter. The Company believes that most of the decline can be attributed to the weak Japanese economy. In Latin America, the Company's sales to its independent distributors increased approximately 35% as these distributors increased their purchases to meet local consumer demand. International categories that generated sales increases in the second quarter of 2001 were running, walking, and classics. International categories that decreased in the second quarter of 2001 were men's cross-training and children's. In constant dollars, international footwear sales increased approximately 10.0%, and international apparel sales increased by approximately 1.0%. Effective January 1, 2001, the Company's South Africa subsidiary was sold and became an independent distributor and the Company purchased a majority interest in its Mexico distributor which was previously a joint venture. These changes did not have a material impact on net sales.

Rockport's second quarter 2001 sales were $98.0 million, an increase of 1.2% from sales of $96.8 million in the second quarter of 2000. Domestic sales for the Rockport Brand decreased 1.2% whereas international sales increased 9.2% as compared to the second quarter of 2000. International revenues accounted for approximately 25% of Rockport's sales in the second quarter of 2001 as compared to 23% in the second quarter of 2000. The Company attributes the domestic sales decline to a weak retail climate in the U.S. Rockport's new product introductions were successful during the second quarter of 2001. However, core product did slow down in the quarter.

Sales of the Company's Polo Ralph Lauren Footwear products were $24.1 million in the second quarter of 2001, a decrease of 16.0% from sales of $28.7 million in the second quarter of 2000. The decline is partially attributable to the weak department store business in the quarter and partially due to the re-aligning of the Company's product strategy to conform with that of Polo Ralph Lauren corporate.During 2001, the Company expects to expand the retail distribution of its Lauren and Polo Jeans footwear products and to concentrate its design efforts on developing key items that can become signatures for its various
Ralph Lauren Footwear segments.

The Company has entered into a new exclusive licensing agreement with the National Football League ("NFL") for apparel, footwear, equipment and accessories beginning with the 2002 season. In order to support this new license, in February 2001 the Company purchased selected assets of LogoAthletic ("Logo"). Included in the assets purchased were inventory, equipment, facility leases and the rights to Logo's trademarks. The total purchase price was $14.2 million. Under this new agreement, the NFL requested that the Company provide services during the transition year of 2001 and the Company has agreed to provide these services. In the first quarter of 2001, the Company began shipping Reebok branded NFL licensed products to retailers. The Company expects 2001 sales of NFL licensed products to be in the range of $75.0 to $125.0 million.

During the second quarter of 2001, the Company's overall gross margin was 36.7% of sales compared to 38.2% for 2000's second quarter. The primary reasons for the decline in gross margin in the second quarter is the impact of the weakening of most foreign currencies against the U.S. dollar and the promotional nature of the U.S. retail environment. The promotional U.S. retail environment has resulted in lower maintained margins on closeout products. In addition, although hide prices for leather have improved recently, margins were somewhat impacted by increased leather prices in the quarter. The Company believes that based on current foreign exchange rates and the Company's hedging strategies, the gross margin percentage for the balance of the year will approximate that which was achieved in the second quarter of 2001.

Selling, general and administrative expenses for the second quarter of 2001 were $227.6 million, or 32.0% of sales, as compared to $234.8 million, or 34.3% of sales in 2000's second quarter. The Company is investing in brand building initiatives but at the same time it is reducing general and administrative expenses. As part of its multi-brand strategy to streamline processes and improve execution, during the second quarter the Company relocated its Rockport Brand to its new corporate headquarters and integrated it into its Shared Services operation. The Company expects to continue to generate greater operating efficiencies for the balance of 2001, and as a result expects selling, general and administrative expenses to improve by approximately 150 basis points as a percentage of sales, for the full year as compared to the prior year.

Net interest expense was $4.1 million for the second quarter of 2001, a decrease of $3.1 million as compared to the second quarter of 2000. The decrease was primarily a result of debt repayments and refinancings and the Company's cash position. Outstanding indebtedness has declined $70.7 million from June 30, 2000. For the second quarter of 2001, other income, net was a net expense of $7.1 million as compared to $2.0 million for the second quarter of 2000. During the second quarter of 2001, the Company identified an underaccrual of buying agent's commissions of approximately $10.6 million relating to 2001 and prior years. In the opinion of the Company, the amounts were not material to any of the previously reported quarterly or annual periods. Accordingly, the $10.6 million has been recorded in the current quarter in other expense. Also included in other expense is the cost incurred of $6.7 million for the integration and consolidation of the Company's brands into the Shared Service Center, a gain of $8.2 million from the sale of certain real estate assets as well as currency losses and the amortization of intangibles.

The effective income tax rate was 31.0% in the second quarter of 2001 as compared to 37.7% in the second quarter of 2000. The reduction from the prior year is the result of the Company's international tax strategy and changes in the geographic mix of the total Company's earnings. The Company expects that the annual tax rate will be 31.0%. However, the rate could fluctuate depending on where the Company earns income geographically, and, if the Company incurs non-benefitable losses in certain jurisdictions, the rate could increase.


First Six Months 2001 Compared to First Six Months 2000
-------------------------------------------------------


Net sales for the six months ended June 30, 2001 were $1.481 billion, an increase of 1.8% from sales of $1.455 billion in the first six months of 2000. Sales comparisons are being adversely affected by the weakening of most foreign currencies against the U.S. dollar. On a constant dollar basis, which eliminates the effect of currency fluctuations, net sales for the six months ended June 30, 2001 increased $70.6 million or 5.0%. The Reebok Division's worldwide sales (including the sales of the Greg Norman Collection and NFL licensed product) were $1.231 billion a 6.1% increase from constant dollar sales of $1.160 billion in the first six months of 2000.

U.S. footwear sales of the Reebok Brand increased 2.2% to $512.5 million in the first six months of 2001 from $501.4 million in the first six months of 2000. During the six months, U.S. footwear wholesale sales of the Reebok Brand were adversely affected by the decrease in the Company's retail outlet sales which declined 6.2%. There were no significant changes in the number of retail outlet stores operated by the Company as compared to the prior year's period. The Company believes that this decrease was primarily the result of a very promotional retail climate in the U.S. This decline in the Company's retail outlet stores was more than offset by the increase in the Company's U.S wholesale footwear business. U.S. footwear sales in many categories increased. The basketball category increased 21%, driven by the strong sell-through success of the Company's Iverson product at retail. The running category increased 22% and the Classics category increased 13% while the children's and cross-training categories decreased.

U.S. apparel sales of the Reebok Division (including the sales of the Greg Norman Collection and NFL licensed product) increased in the first six months by 28.8% to $147.7 million from $114.7 million in the first six months of 2000. The increase from sales was primarily from sales of NFL licensed product. However, wholesale sales of Reebok branded apparel increased 6.7% as well. Some new apparel silhouettes with a strategic focus on women's fitness, Iverson and Classics have resulted in improving sales trends for Reebok branded apparel. The Company believes that with the addition of its new sports licensing products, U.S. apparel will be a growth business over the next several years.

International sales of the Reebok Brand (including footwear and apparel) were $570.9 million in the first six months of 2001, a decrease of 2.4% from sales of $585.0 million in the first six months of 2000. However, the decrease is all due to currency fluctuations. On a constant dollar basis, international sales of the Reebok Brand increased $27.0 million or 5.0%. In constant dollars, net sales in Europe increased 6% as compared to the first six months of 2000. During the first six months of 2001 the Company launched its "Defy Convention" global brand campaign in Europe and increased its working media spend in the European market. These initiatives, together with the Company investing in retail presence in Europe, have helped to drive the sales increase. The Asia Pacific region reported a constant dollar sales increase of approximately .5% in the six months. In Latin America, the Company's sales to its independent distributors increased approximately 20% as these distributors increased their purchases to meet local consumer demand. International categories that generated sales increases in the first six months of 2001 were basketball, running, walking, and classics. International categories that decreased in the first six months of 2001 were men's cross-training and children's. In constant dollars, international footwear sales increased approximately 7.1%, and international apparel sales increased by approximately 2.1%. Effective January 1, 2001, the Company's South Africa subsidiary was sold and became an independent distributor and the Company purchased a majority interest in its Mexico distributor which was previously a joint venture. These changes did not have a material impact on net sales.

Rockport's first six months 2001 sales were $199.0 million an increase of .6% from sales of $197.8 million in the first six months of 2000. Domestic sales for the Rockport Brand decreased .5% whereas international sales increased 3.9% as compared to the first six months of 2000. International revenues accounted for approximately 26% of Rockport's sales in the first six months of 2001 and 2000. The Company attributes the domestic sales decline to a weak retail climate in the U.S. Rockport's new product introductions were successful during the first six months of 2001. However, core product did slow down during this period.

Sales of the Company's Polo Ralph Lauren Footwear products were $50.8 million in the first six months of 2001, a decrease of 9.3% from sales of $56.0 million in the first six months of 2000. The decline is partially attributable to the weak department store business in the period and partially due to the re-aligning of the Company's product strategy to conform with that of Polo Ralph Lauren corporate. During 2001, the Company expects to expand the retail distribution of its Lauren and Polo Jeans footwear products and to concentrate its design efforts on developing key items that can become signatures for its various Ralph Lauren Footwear segments.

The Company entered into a new exclusive licensing agreement with the NFL for apparel, footwear, equipment and accessories beginning with the 2002 season. In order to support this new license, in February 2001 the Company purchased selected assets of LogoAthletic ("Logo"). Included in the assets purchased were inventory, equipment, facility leases and the rights to Logo's trademarks. The total purchase price was $14.2 million. Under this new agreement, the NFL requested that the Company provide services during the transition year of 2001 and the Company has agreed to provide these services. In the first six months of 2001, the Company began shipping Reebok branded NFL licensed products to retailers. The Company expects 2001 sales of NFL licensed products to be in the range of $75.0 to $125.0 million.

During the first six months of 2001, the Company's overall gross margin was 37.0% of sales compared to 38.0% for 2000's first six months. The primary reasons for the decline in the in gross margin first six months is the impact of the weakening of most foreign currencies against the U.S. dollar and the promotional nature of the U.S. retail environment. The promotional U.S. retail environment has resulted in lower maintained margins on closeout products. In addition, although hide prices for leather have improved recently, margins were somewhat impacted by increased leather prices in the first six months. The Company believes that based on current foreign exchange rates and the Company's hedging strategies, the gross margin percentage for the balance of the year will approximate that which was achieved in the second quarter of 2001.

Selling, general and administrative expenses for the first six months of 2001 were $451.0 million, or 30.5% of sales, as compared to $469.3 million, or 32.3% of sales in 2000's first six months. The Company is investing in brand building initiatives but at the same time it is reducing general and administrative expenses. As part of its multi-brand strategy to streamline processes and improve execution, during the second quarter, the Company relocated its Rockport Brand to its new corporate headquarters and integrated it into its Shared Services operation. The Company expects to continue to generate greater operating efficiencies for the balance of 2001, and as a result expects selling, general and administrative expenses to improve by approximately 150 basis points as a percentage of sales for the full year as compared to the prior year.

Net interest expense was $8.1 million for the first six months of 2001, a decrease of $4.8 million as compared to the first six months of 2000. The decrease was primarily a result of debt repayments and refinancings and the Company's cash position. Outstanding indebtedness has declined $70.7 million from June 30, 2000. For the first six months of 2001, other income, net was a net expense of $5.7 million as compared to net income of $1.8 for the first six months of 2000. During the first six months of 2001, the Company identified an underaccrual of buying agent's commissions of approximately $10.6 million relating to 2001 and prior years. In the opinion of the Company, the amounts were not material to any of the previously reported quarterly or annual periods. Accordingly, the $10.6 million has been recorded in the first six months in other expense. Also included in other expense, is the cost incurred of $6.7 million for the integration and consolidation of the Company's brands into the Shared Service Center, a gain from the sale of certain real estate assets of $8.2. Also included in other expenses, are currency losses and the amortization of intangibles, as well as, the write-off of $5.2 million of unamortized debt costs associated with the early extinguishment of the Company's term loan.

The effective income tax rate was 31.0% in the first six months of 2001 as compared to 37.7% in the first six months of 2000. The reduction from the prior year is the result of the Company's international tax strategy and changes in the geographic mix of the total Company's earnings. The Company expects that the annual tax rate will be 31.0%. However, the rate could fluctuate depending on where the Company earns income geographically, and, if the Company incurs non-benefitable losses in certain jurisdictions, the rate could increase.

Reebok Brand Backlog of Open Orders
-----------------------------------

The Reebok Brand backlog (including Greg Norman Collection apparel) of open customer orders scheduled for delivery during the period July 1, 2001 through December 31, 2001 increased 12.3% as compared to the same period last year. On a constant dollar basis, worldwide Reebok Brand backlog increased 17.0%. The 2001 backlog includes NFL licensed product. U.S. backlog for the Reebok Brand, increased 22.6%. U.S. footwear backlog increased 3.8% and U.S. apparel backlog (including Greg Norman Collection apparel and the new NFL licensed apparel) increased 120.5% as compared to the same period last year. In reported dollars European backlog declined 1.9%, however, in constant dollars the European backlog increased 7.9%. In constant dollars, European footwear increased 9.2%, and European apparel increased 6.8%.

Comparisons regarding orders scheduled for delivery for the period July 1 through December 31 are as follows for the Reebok Brand:

                                    Percentage Change
                                        2001/2000
                                   Reported   Constant
                                    Dollars    Dollars
U.S.A.
Footwear                          +  3.8%      +  3.8%
Apparel*                          +120.5%      +120.5%
  Total Domestic                  + 22.6%      + 22.6%

Europe:
Footwear                          -   .7%      +  9.2%
Apparel                           -  2.9%      +  6.8%
  Total Europe                    -  1.9%      +  7.9%

Total Reebok Brand:
Footwear                          +  3.8%      +  6.8%
Apparel                           + 29.9%      + 39.0%
  Total Reebok Brand              + 12.3%      + 17.0%

o Includes NFL licensed apparel. Excluding this new business U.S. apparel backlog increased 12.0%

These backlog comparisons are not necessarily indicative of future sales trends. Many customer orders are cancelable, sales by Company-owned retail outlet stores are not included in the backlog and can vary from year-to-year, many markets in Latin America and Asia Pacific are not included in the backlog since sales are made by independent distributors and the ratio of orders booked early to at-once shipments can vary from period to period.

Liquidity and Sources of Capital
--------------------------------

At June 30, 2001, the Company's working capital was $795.9 million as compared with $636.2 million at June 30, 2000. The current ratio at June 30, 2001 was 2.6 to 1, as compared to 2.5 to 1 at December 31, 2000 and 2.1 to 1 at June 30, 2000. For the twelve months ended June 30, 2001, cash decreased $62.7 million, as the result of debt payments of approximately $81.3 million. On February 28, 2001 the Company sold $250.0 million of 20-year Convertible Debentures in the private placement market. The sale was completed with a coupon rate of 4.25%, payable in cash semi-annually. The Debentures are convertible into shares of Reebok Common Stock at a price of $38.56. The Company utilized the proceeds to pay off its outstanding term loan which would have become due during the remainder of 2001 and 2002. As a result, the Company's next significant scheduled debt repayment is not until September, 2005.

Inventory increased by $69.4 million or 17.1% from June 30, 2000. The increase in inventory is to support the growing backlog trends in both the Company's U.S. and international businesses and is in line with the Company's plans. Approximately one-third of the increase relates to the new NFL licensing business. In addition, in order to take advantage of certain currency swings and hedging contracts the Company took ownership of European inventory slightly earlier than last year. The Company plans to bring inventories down in relation to its current comparisons during the remainder of the year. Accounts receivable increased by $30.8 million from June 30, 2000, an increase of 6.2%. Some of the increase is in relation to sales trends but some of the increase is due to an increase in the number of days sales outstanding in accounts receivable which the Company attributes to the economic slowdown in several countries including the U.S.

Cash used for operations during the first six months of 2001 was $104.8 million, as compared to cash provided by operations of $55.0 million during the first six months of 2000. Cash used for investing activities was $11.9 million as a result of the Company's $14.2 million purchase of selected assets of LogoAthletic. Included in the assets purchased were inventory, equipment, facility leases and the rights to Logo's trademarks. The Company also increased its ownership in one of its European Distributors and purchased a majority interest in one of its Latin American Distributors, which had previously been a joint venture. This was offset by the proceeds of $18.1 million from the sale of certain assets. Capital expenditures for the six months ended June 30, 2001 were $11.1 million. Cash generated from operations during the balance of 2001, together with the Company's existing and available credit lines, other financial resources and ability to access capital markets given the Company's existing credit ratings, are expected to adequately finance the Company's current and planned 2001 cash requirements. However, the Company's actual experience may differ from the expectations set forth in the preceding sentence. Factors that might lead to a difference include, but are not limited to, the matters discussed above and under the caption entitled Issues and Uncertainties included in the Company's Annual Report on Form 10-K as well as future events that might have the effect of reducing the Company's available cash balances (such as unexpected operating losses or increased capital or other expenditures, as well as increases in the Company's inventory or accounts receivable) or future events that might reduce or eliminate the availability of external financial resources.

                           PART II - OTHER INFORMATION

Item 1
None

Item 2
None

Item 3
None

Item 4   Submission of Matters to a Vote of Security-Holders
------   ---------------------------------------------------

The Company held its Annual Meeting of Shareholders on May 1, 2001. At the Annual Meeting:

      1. Four Class II members of the Board of Directors were elected by shareholders with no abstentions or broker non-votes.

                 Name of Director       Votes For   Votes Against

                 Norman Axelrod         51,017,363  4,628,025
                 Paul R. Duncan         51,017,821  4,627,567
                 Richard G. Lesser      51,017,506  4,627,882
                 Deval L. Patrick       51,017,831  4,627,557

                 The terms of office for Paul B. Fireman, Thomas M. Ryan, Dorothy E. Puhy, Mannie L. Jackson, and Geoffrey Nunes as Directors of the Company continued after the Annual Meeting.

         2. A proposal to approve the Company's Executive Performance Incentive Plan was passed by a vote of 44,475,325 For and 1,516,130 Against, with 139,039 Abstentions and 9,514,894 broker non-votes.

         3. A proposal to approve the Company's 2001 Equity Incentive and Director Deferred Compensation Plan was passed by a vote of 25,775,833 For and 21,355,191 Against, with 39,917 Abstentions and 8,474,447 broker non-votes.


Item 5
None

Item 6

(a)      Exhibits


10.58 Common Stock Warrant 1, granted as of May 24, 2001 by the Company to National Football League Properties, Inc., to purchase 800,000 shares of the Company's Common Stock at the purchase price of $27.06 per share.

10.59 Common Stock Warrant 2, granted as of May 24, 2001 by the Company to National Football League Properties, Inc., to purchase 800,000 shares of the Company's Common Stock at the purchase price of $27.06 per share.


10.60 Registration Rights Agreement, dated as of May 24,2001, between the Company and National Football League Properties, Inc.

(b)      Current Reports on Form 8-K

         The Company did not file any Current Reports on Form 8-K for the quarter ended June 30, 2001.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  August 15, 2001




                                    REEBOK INTERNATIONAL LTD.

                              BY:   /s/ KENNETH WATCHMAKER
                                   -------------------------
                                    Kenneth Watchmaker
                                    Executive Vice President and
                                    Chief Financial Officer