Form 10-Q/A
period 2001-06-30
REEBOK INTERNATIONAL LTD
filed 2001-10-30
CIK 770949

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

Registrant hereby amends the following portions of its Quarterly Report on Form 10-Q for the three and six months ended June 30, 2001, as set forth below for the purpose of amending "other (income) expense, net" to separately disclose amounts related to special charges:

Condensed Consolidated Statements of Income for the three and six months ended June 30, 2001 and 2000

Notes to Condensed Consolidated Financial Statements

Management's Discussion and Analysis of Results of Operations and
  Financial Condition

REEBOK INTERNATIONAL LTD.


INDEX

PART I.    FINANCIAL INFORMATION:

Item 1     Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheets -
             June 30, 2001 and 2000, and December 31, 2000. . . . . . . .    3-4

           Condensed Consolidated Statements of Income - Three and Six Months
             Ended June 30, 2001 and 2000 . . . . . . . . . . . . . . . .      5

           Condensed Consolidated Statements of Cash Flows -
                     Six Months Ended June 30, 2001 and 2000. . . . . . .    6-7

           Notes to Condensed Consolidated Financial
                     Statements . . . . . . . . . . . . . . . . . . . . .   8-12

Item 2

           Management's Discussion and Analysis of Results
             Of Operations and Financial Condition. . . . . . . . . . . .  13-22


Part II.   OTHER INFORMATION:


Item 1     Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . .    23

Item 2     Changes in Securities . . . . . . . . . . . . . . . . . . . . .    23

Item 3     Defaults Upon Senior Securities . . . . . . . . . . . . . . . .    23

Item 4     Submission of Matters to a Vote of Security-Holders . . . . . .    23

Item 5     Other Information   . . . . . . . . . . . . . . . . . . . . . .    23

Item 6     Exhibits. . . . . . . . . . . . . . . . . . . . . . . . . . . .    24

                   REEBOK INTERNATIONAL LTD. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (Amounts in thousands, except per share data)


                                      June 30,           December 31,
                                  2001         2000         2000
                                  ----         ----         ----
                                     (Unaudited)         (See Note 1)

Current assets:
  Cash and cash equivalents      $ 149,859   $ 212,572   $  268,665
  Accounts receivable, net
    of allowance for doubtful
    accounts (June 2001,
    $46,908; June 2000,
    $46,532; December 2000,
    $48,016)                       527,432     496,625      423,830
  Inventory                        474,952     405,528      393,599
  Deferred income taxes            102,279      69,331      101,715
  Prepaid expenses and other
    current assets                  46,727      42,919       37,396
                                 ---------   ---------    ---------


    Total current assets         1,301,249   1,226,975    1,225,205
                                 ---------   ---------    ---------

Property and equipment, net        136,043     161,255      141,835

Other non-current assets:
  Intangibles, net of
    amortization                    65,513      71,562       64,288
  Deferred income taxes             15,418      41,746       18,110
  Other                             20,123      21,087       13,608
                                 ---------   ---------    ---------

Total Assets                    $1,538,346  $1,522,625   $1,463,046
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

                   REEBOK INTERNATIONAL LTD. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (Amounts in thousands, except per share data)
                                   (Unaudited)

                               Three Months Ended        Six Months Ended
                                     June 30,                June 30,
                              ----------------------     ---------------
                                   2001      2000         2001      2000
                                   ----      ----         ----      ----
Net sales                     $ 711,048   $  685,076  $1,480,976 $1,454,905

Costs and expenses:
  Cost of sales                 449,899      423,614     932,373    902,318
  Selling, general and
    administrative expenses     227,554      234,799     451,014    469,318
  Interest expense, net           4,095        7,166       8,104     12,941
  Other (income)expense,net         937        1,975       5,900     (1,750)
  Special charges                 6,181                     (158)
                              ---------   ----------    --------  ---------
                                688,666      667,554   1,397,233  1,382,827
                              ---------   ----------    --------  ---------
Income before income
  taxes and minority interest    22,382       17,522      83,743     72,078

Income tax expense                6,938        6,606      25,960     27,173
                              ---------   ----------   ---------   --------
Income before minority
  interest                       15,444       10,916      57,783     44,905

Minority interest                 1,306          246       2,441      2,523
                              ---------   ----------   ---------   --------

Net income                    $  14,138   $   10,670  $   55,342  $  42,382
                              =========   ==========   =========   ========

Basic earnings per share      $     .24   $      .19  $      .95  $     .75
                              =========   ==========   =========   ========

Diluted earnings per share    $     .24   $      .19  $      .90  $     .74
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

NOTE 2 - SPECIAL CHARGES
-----------------------

In the second quarter of 2001, the Company recorded a special charge of $6,652 for the integration and consolidation of the Company's Rockport and Ralph Lauren Footwear brands into its Shared Service operation. The Company also changed certain previously recorded estimates based on actual amounts received or paid by the Company. The net change has been reported in special charges in the accompanying consolidated financial statements for the six months ended June 30, 2001.

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

Details of the special charge activity during the six months ended June 30, 2001 are as follows:

                                                              Employee
                                                Legal         Severance        Marketing       Fixed Asset
                                 Total        Settlement      and Other        Contracts       Write-downs

Balance, 12/31/00             $  41,893      $  15,809        $  8,764       $   6,828        $  10,492

2001 Charge                       6,652                          6,652

2001 Utilization                (18,348)       (13,128)         (4,080)         (1,140)

Change in Estimates              (6,810)         3,000             (13)                          (9,797)
                              ---------------------------------------------------------------------------------
Balance, 6/30/01              $  23,387       $  5,681        $ 11,323       $   5,688         $    695
                              ---------------------------------------------------------------------------------



The short-term portion of the accrual, or $14,761, is included in accrued expenses with the balance of $8,626 included in other long-term liabilities. The remaining accruals are expected to be utilized during fiscal 2001 through 2003, as leases expire, consolidations occur, contractual obligations come due and severance payments are made.

  NOTE 3 - EARNINGS PER SHARE
---------------------------

The following table sets forth the computation of basic and diluted earnings per share (amounts in thousands, except per share data):

                                         Three Months Ended   Six Months Ended
                                               June 30              June 30
                                         -------------------  ------------------
                                        2001       2000         2001    2000
                                        ------     -----       -----     -----

Numerator for basic earnings per share:

  Net income                           $ 14,138  $ 10,670    $ 55,342  $42,382
                                         ======    ======      ======   ======
Numerator for diluted earnings per share:

  Net income                           $ 14,138  $ 10,670    $ 55,342  $42,382

Add: Effect of dilutive securities:
   Interest on 4.25% convertible
   Debentures net of income taxes                               2,463
                                         ------    ------      ------   ------
                                       $ 14,138  $ 10,670    $ 57,805  $42,382
                                         ======    ======      ======   ======
Denominator for basic earnings per share:

  Weighted average shares                58,512    56,688      58,173   56,606
                                         ======    ======      ======   ======

Denominator for diluted earnings per share:

  Weighted average shares                58,512     56,688     58,173   56,606
  Dilutive employee stock options         1,661        762      1,690      494

  Effect of dilutive securities:
    Assumed conversion of 4.25%
    convertible debentures                                      4,358
                                         ------     ------     ------   ------
                                         60,173     57,450     64,221   57,100
                                         ======     ======     ======   ======

Basic earnings per share               $    .24   $    .19    $   .95    $.75
Diluted earnings per share             $    .24   $    .19    $   .90    $.74

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

For the second quarter of 2001, other (income) expense, net was a net expense of $.9 million as compared to $2.0 million for the second quarter of 2000. During the second quarter of 2001, the Company identified an underaccrual of buying agent's commissions of approximately $10.6 million relating to 2001 and prior years. In the opinion of the Company, the amounts were not material to any of the previously reported quarterly or annual periods. Accordingly, the $10.6 million has been recorded in the current quarter in other expense. Also included in other (income) expense, net is a gain of $8.2 million from the sale of certain real estate assets as well as currency losses and the amortization of intangibles.

In the second quarter of 2001, the Company recorded a special charge of $6.7 million for the integration and consolidation of the Company's Rockport and Ralph Lauren Footwear brands into its Shared Service operation (See Note 2).

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

For the first six months of 2001, other (income) expenses, net was a net expense of $5.9 million as compared to net income of $1.8 for the first six months of 2000. During the first six months of 2001, the Company identified an underaccrual of buying agent's commissions of approximately $10.6 million relating to 2001 and prior years. In the opinion of the Company, the amounts were not material to any of the previously reported quarterly or annual periods. Accordingly, the $10.6 million has been recorded in the first six months in other expense. Included in other (income) expenses, net, is the gain from the sale of certain real estate assets of $8.2. Also included in other expenses, are currency losses and the amortization of intangibles, as well as, the write-off of $5.2 million of unamortized debt costs associated with the early extinguishment of the Company's term loan.

During the first six months of 2001, the Company recorded a special charge of $6.7 million for the integration and consolidation of the Company's Rockport and Ralph Lauren Footwear brands into its Shared Service operation. The Company also changed certain previously recorded estimates based on actual amounts received or paid by the Company. The net change in estimates, which is reported in special charges, amounted to income of $6.8 million and relates primarily to the sale of the Company's interest in its South African subsidiary (See Note 2).

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

*Includes NFL licensed apparel. Excluding this new business U.S.apparel backlog increased 12.0%

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

                           PART II - OTHER INFORMATION

Item 1
-------
None

Item 2
-------
None

Item 3
-------
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


10.60 Registration Rights Agreement, dated as of May 24, 2001, between the Company and National Football League Properties, Inc.



(b)      Current Reports on Form 8-K

         The Company did not file any Current Reports on Form 8-K for the quarter ended June 30, 2001.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  October 30, 2001




                                    REEBOK INTERNATIONAL LTD.

                              BY:   /s/ Kenneth Watchmaker
                                    -------------------------
                                    Kenneth Watchmaker
                                    Executive Vice President and
                                    Chief Financial Officer