Form 10-Q
period 2001-09-30
REEBOK INTERNATIONAL LTD
filed 2001-11-14
CIK 770949

27

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


  For the quarterly period ended September 30, 2001

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

  Yes  (X)       No  (  )

The number of shares outstanding of registrant's common stock, par value $.01 per share, at November 2, 2001 was 58,902,024 shares.

REEBOK INTERNATIONAL LTD.


INDEX

PART I.    FINANCIAL INFORMATION:

Item 1     Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheets -
             September 30, 2001 and 2000, and December 31, 2000. . . . 3-4

           Condensed Consolidated Statements of Income -
             Three and Nine Months Ended September 30, 2001 and 2000 .   5

           Condensed Consolidated Statements of Cash Flows -
             Nine Months Ended September 30, 2001 and 2000. . . . . .  6-7

           Notes to Condensed Consolidated Financial
                     Statements . . . . . . . . . . . . . . . . . .   8-14

Item 2

           Management's Discussion and Analysis of Results
             Of Operations and Financial Condition. . . . . . . . . .15-25


Part II.   OTHER INFORMATION:


Item 1     Legal Proceedings . . . . . . . . . . . . . . . . . . . . .  26

Item 2     Changes in Securities . . . . . . . . . . . . . . . . . . .  26

Item 3     Defaults Upon Senior Securities . . . . . . . . . . . . . .  26

Item 4     Submission of Matters to a Vote of Security-Holders . . . .  26

Item 5     Other Information   . . . . . . . . . . . . . . . .  . . .   26

Item 6     Exhibits. . . . . . . . . . . . . . . . . . . . . .  . . .   26



                   REEBOK INTERNATIONAL LTD. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (Amounts in thousands, except per share data)

                                      September 30,      December 31,
                                  2001         2000         2000
                                  ----         ----         ----
                                      (Unaudited)       (See Note 1)
Current assets:
  Cash and cash equivalents      $ 197,521   $ 211,730   $  268,665
  Accounts receivable, net
    of allowance for doubtful
    accounts (September 2001,
    $51,088; September 2000,
    $49,547; December 2000,
    $48,016)                       568,116     522,574      423,830
  Inventory                        433,042     381,042      393,599
  Deferred income taxes            103,023      73,926      101,715
  Prepaid expenses and other
    current assets                  44,999      43,027       37,396
                                 ---------   ---------    ---------


    Total current assets         1,346,701   1,232,299    1,225,205
                                 ---------   ---------    ---------

Property and equipment, net        132,764     142,867      141,835

Other non-current assets:
  Intangibles, net of
    amortization                    64,294      65,607       64,288
  Deferred income taxes             20,183      39,271       18,110
  Other                             22,009      16,671       13,608
                                 ---------   ---------    ---------

Total Assets                    $1,585,951  $1,496,715   $1,463,046
                                 =========   =========    =========

                   REEBOK INTERNATIONAL LTD. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
                  (Amounts in thousands, except per share data)

                                      September 30,          December 31,
                                    2001          2000           2000
                                    ----          ----           ----
                                       (Unaudited)            (See Note 1)
Current liabilities:
  Notes payable to banks         $   25,286   $     6,483     $    8,878
  Current portion of
    long-term debt                      108        95,164         13,813
  Accounts payable                  146,863       152,529        172,035
  Accrued expenses                  290,577       307,596        272,076
  Income taxes payable               49,173        18,588         21,337
                                 ----------    ----------     ----------
    Total current liabilities       512,007       580,360        488,139
                                 ----------    ----------     ----------
Long-term debt, net of
  current portion                   351,171       304,472        345,015

Minority interest and other
 long-term liabilities               32,445        31,318         22,029

Commitments and contingencies

Stockholders' equity:
  Common stock, par value
   $.01; authorized 250,000
   shares; issued
   September 30, 2001, 97,797;
   issued September 30, 2000,
   95,760; issued
   December 31, 2000, 96,209            978           958            962
  Retained earnings               1,429,100     1,279,593      1,301,269
  Less shares in treasury
    at cost: September 30, 2001,   (657,546)     (653,370)      (653,370)
    38,866;  September 30, 2000 and
    December 31,2000, 38,716
  Unearned compensation                (378)       (1,651)        (1,402)
  Accumulated other
   comprehensive income (expense)   (81,826)      (44,965)       (39,596)
                                 ----------    ----------     ----------
                                    690,328       580,565        607,863
                                 ----------    ----------     ----------
Total liabilities and
  stockholders' equity           $1,585,951    $1,496,715     $1,463,046
                                 ==========    ==========     ==========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                   REEBOK INTERNATIONAL LTD. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (Amounts in thousands, except per share data)

                                   (Unaudited)
                               Three Months Ended        Nine Months Ended
                                  September 30,             September 30,
                              ----------------------     ---------------
                                   2001      2000         2001      2000
                                   ----      ----         ----      ----

Net sales                     $ 847,264   $  787,822  $2,328,240 $2,242,726

Costs and expenses:
  Cost of sales                 536,581      488,984   1,468,954  1,391,302
  Selling, general and
    administrative expenses     241,169      230,702     692,183    700,021
  Interest expense, net           5,212        5,869      13,316     18,809
  Other (income) expense,net          8        5,361       5,908      3,609
  Special charges                              3,289        (158)     3,289
                              ---------   ----------    --------  ---------
                                782,970      734,205   2,180,203  2,117,030
                              ---------   ----------    --------  ---------
Income before income
  taxes and minority interest    64,294       53,617     148,037    125,696

Income tax expense               19,931       18,202      45,891     45,376
                              ---------   ----------   ---------   --------
Income before minority
  interest                       44,363       35,415     102,146     80,320

Minority interest                 2,145        3,091       4,586      5,614
                              ---------   ----------   ---------   --------

Net income                    $  42,218   $   32,324  $   97,560  $  74,706
                              =========   ==========   =========   ========

Basic earnings per share      $     .72   $      .57  $     1.67  $    1.32
                              =========   ==========   =========   ========

Diluted earnings per share    $     .66   $      .56  $     1.56  $    1.30
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

                   REEBOK INTERNATIONAL LTD. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)
                                   (Unaudited)

                                                   Nine months Ended
                                                      September 30,
                                                    ----------------
                                                    2001        2000
                                                    ----        ----

Cash flows from operating activities:
  Net income                                   $   97,560  $   74,706
  Adjustments to reconcile net income
    to net cash provided by (used for)
    operating activities:

     Depreciation and amortization                 27,456      33,234
     Minority interest                              4,586       5,614
     Deferred income taxes                         (3,381)     17,576
         Other                                    (13,237)        642
     Changes in operating assets and
      liabilities:
       Accounts receivable                       (138,638)   (124,691)
       Inventory                                  (39,514)      8,909
       Prepaid expenses and other                 (11,944)        666
           Accounts payable and accrued expenses  (22,009)     57,617
       Income taxes payable                        35,858      11,956
                                               ----------  ----------
         Total adjustments                       (160,823)     11,523
                                               ----------  ----------
Net cash provided by (used for)
operating activities                              (63,263)     86,229
                                               ----------  ----------

Cash flows provided by (used for) investing activities:

   Payments to acquire property and
     equipment                                    (17,473)   (20,276)
   Proceeds from business and other non-
     operating asset disposals                     22,162     42,438
   Acquisition of minority interest in
     certain subsidiaries and other business
     acquisitions                                 (18,832)    (1,890)
                                               ----------  ----------
Net cash provided by (used for) investing
   activities                                     (14,143)    20,272
                                               ----------  ----------

                   REEBOK INTERNATIONAL LTD. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Cont'd)
                             (Amounts in thousands)
                                   (Unaudited)

                                                   Nine Months Ended
                                                      September 30,
                                                    ----------------

                                                     2001       2000
                                                     ----       ----

Cash flows provided by (used for) financing
  activities:
  Net borrowings (repayments) of notes
    payable to banks                            $   9,828   $ (19,422)
  Net proceeds from issuance of Convertible
    Debentures                                    244,729
  Repayments of long-term debt                   (257,464)   (155,059)
  Proceeds from issuance of common stock to
    employees                                      22,343       3,649
  Repurchase of common stock                       (4,176)
  Dividends to minority shareholders               (8,215)

                                                 --------    --------
Net cash provided by (used for) financing           7,045    (170,832)
  activities                                     ________    ________

Effect of exchange rate changes on cash
  and cash equivalents                               (783)     (5,683)
                                                 --------    --------

Net decrease in cash and cash equivalents         (71,144)    (70,014)
                                                 --------    --------

Cash and cash equivalents at beginning of
  period                                          268,665     281,744
                                                 --------   ---------

Cash and cash equivalents at end of period      $ 197,521   $ 211,730
                                                 ========   =========

Supplemental disclosures of cash flow information:

                                                    2001        2000
                                                    ----        ----

Cash paid during the period for:
  Interest                                       $ 23,223   $  32,166
  Income taxes                                      7,415      15,565

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


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

Basis of Presentation
---------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and reflect all adjustments (consisting of normal recurring accruals, amounts related to special charges (see Note 2) and an adjustment for certain prior period commissions) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods. The interim financial information and notes thereto should be read in conjunction with the Company's latest annual report to shareholders. The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of results to be expected for the entire year.

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


Recently Issued Accounting Standards
------------------------------------

As of January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 ("Statement 133"), "Accounting for Derivative Instruments and Hedging Activities", as amended in September 2000 by Statement of Financial Accounting Standards No. 138 ("Statement 138"), which requires the Company to recognize all derivatives as either assets or liabilities in the balance sheet and measure such instruments at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value, as determined by measuring the fair value of the derivative against the underlying hedge item, is immediately recognized in earnings. The adoption of these statements did not have a material impact on the Company's consolidated financial statements.

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

As of September 30, 2001, the maximum length of time over which the Company is hedging its exposure to the variability in future cash flows for forecasted transactions excluding those forecasted transactions related to the payment of variable interest on existing financial instruments, is thirteen months. Net losses in other comprehensive income on September 30, 2001, of $3.2 million, subject to subsequent fair market value adjustments of the derivatives, will be reclassified into earnings during the next twelve months as hedged transactions or cash flows materialize.

During the quarter, the Company recorded a $0.6 million expense in other income (expense), net representing hedge ineffectiveness. For the nine months ended September 30, 2001, the amount recorded was an expense of $1.1 million. No gains or losses on derivative instruments' are excluded from the assessment of hedge effectiveness.

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" (FAS 142). The Company's adoption date will be January 1, 2002. As required by FAS 142, the Company will perform an impairment test on goodwill and other intangible assets as of the adoption date. Thereafter, the Company will perform impairment tests annually or whenever events or circumstances indicate that the value of goodwill or other intangible assets might be impaired. Amortization of goodwill and certain other intangible assets, including those recorded in past business combinations, will cease effective January 1, 2002. The Company has not yet determined the impact of FAS 142's impairment test provisions on its results of operations and financial position, at this time, and, therefore, is unable to determine if any adjustment to the carrying value of intangibles will be required upon adoption of FAS 142.

NOTE 2 - SPECIAL CHARGES
-----------------------

In the second quarter of 2001, the Company recorded a special charge of $6,652 for the integration and consolidation of the Company's Rockport and Ralph Lauren Footwear brands into its Shared Service operation. The Company also changed certain previously recorded estimates ($6,810) based on actual amounts received or paid by the Company. The change in estimates relates primarily to certain provisions that had been made with respect to the sale of the Company's subsidiary in South Africa. The subsidiary was sold during the first quarter of 2001, and it was determined that certain provisions were no longer necessary.

The net amount of ($158) has been reported in special charges in the accompanying consolidated financial statements for the nine months ended September 30, 2001.

Details of the special charge activity during the nine months ended September 30, 2001 are as follows:

                                          Employee                Fixed
                                Legal     Severance  Marketing    Asset
                     Total    Settlement  and Other  Contracts Write-downs

Total Charges
Balance, 12/31/00  $ 41,893  $  15,809    $ 8,764    $ 6,828   $ 10,492

2001 Charge           6,652                 6,652
2001 Utilization    (22,344)   (13,157)    (7,477)    (1,710)
Change in Estimates  (6,810)     3,000        (13)               (9,797)
-----------------------------------------------------------------------
Balance, 09/30/01  $ 19,391   $  5,652    $ 7,926    $ 5,118   $    695
=========================================================================

The short-term portion of the accrual($11,335), is included in accrued expenses with the balance of $8,056 included in other long-term liabilities. The remaining accruals are expected to be utilized during fiscal 2001 through 2003, as leases expire, consolidations occur, contractual obligations come due and severance payments are made.

Details of the special charge activity during the nine months ended September 30, 2001 for each special charge are as follows:

                                           Employee                Fixed
                                  Legal    Severance  Marketing    Asset
                      Total     Settlement and Other  Contracts Write-downs

2001 Charge
-----------------
Balance, 12/31/00  $      0   $      0    $     0    $     0   $      0

2001 Charge           6,652                 6,652
2001 Utilization     (4,854)               (4,854)
Change in Estimates
-----------------------------------------------------------------------
Balance, 09/30/01  $  1,798   $      0    $ 1,798    $     0   $      0
=======================================================================

                               Legal     Severance  Marketing    Asset
                      Total  Settlement  and Other  Contracts Write-downs

1999 Charge
-----------------
Balance, 12/31/00  $  30,234  $ 15,809    $ 4,628     $    0   $  9,797

2001 Charge
2001 Utilization     (15,780)  (13,157)    (2,623)
Change in Estimates   (7,196)    3,000       (399)               (9,797)
-----------------------------------------------------------------------
Balance, 09/30/01  $   7,258  $  5,652   $  1,606     $    0   $      0
=======================================================================

                               Legal     Severance  Marketing    Asset
                      Total  Settlement  and Other  Contracts Write-downs

1998/1997 Charges
-----------------
Balance, 12/31/00  $  11,659  $      0   $  4,136     $ 6,828  $    695


2001 Charge
2001 Utilization      (1,710)                          (1,710)
Change in Estimates      386                  386
-----------------------------------------------------------------------
Balance, 09/30/01   $ 10,335  $      0   $  4,522  $    5,118   $   695
=======================================================================

  NOTE 3 - EARNINGS PER SHARE
---------------------------

The following table sets forth the computation of basic and diluted earnings per share (amounts in thousands, except per share data):

                                         Three Months Ended   Nine Months Ended
                                            September 30        September 30
                                         ------------------  ------------------
                                         2001       2000       2001     2000
                                        ------     ------     ------   ------

Numerator for basic earnings per share:

  Net income                           $ 42,218  $ 32,324  $ 97,560  $74,706
                                         ======    ======    ======   ======
Numerator for diluted earnings per share:

  Net income                           $ 42,218  $ 32,324  $ 97,560  $74,706

Add: Effect of dilutive securities:
   Interest on 4.25% convertible
   debentures, net of income taxes        1,833               4,296
                                         ------    ------    ------   ------
                                       $ 44,051  $ 32,324  $101,856  $74,706
                                         ======    ======    ======   ======
Denominator for basic earnings per share:

  Weighted average shares                58,871    56,968    58,406   56,729
                                         ======    ======    ======   ======

Denominator for diluted earnings per share:

  Weighted average shares                58,871     56,968   58,406   56,729
  Dilutive employee stock options         1,662      1,214    1,680      756

  Effect of dilutive securities:
    Assumed conversion of 4.25%
    convertible debentures                6,483               5,067
                                         ------     ------   ------   ------
                                         67,016     58,182   65,153   57,485
                                         ======     ======   ======   ======

Basic earnings per share               $    .72   $    .57  $  1.67  $ 1.32
Diluted earnings per share             $    .66   $    .56  $  1.56  $ 1.30

NOTE 4 - COMPREHENSIVE INCOME
-----------------------------

Details of comprehensive income are as follows:

                                 Three Months Ended      Nine Months Ended
                                    September 30           September 30
                                 --------------------   -------------------
                                 2001       2000         2001       2000
                                ------     ------       ------     ------

Net income                     $ 42,218  $ 32,324    $ 97,560    $74,706
Changes in foreign currency
  translation adjustments        10,710   (12,060)    (24,070)   (19,585)
Net change due to hedging
  instruments in accordance
  with FAS 133                  (22,807)              (18,161)
                                 ------    ------      ------     ------

Comprehensive income           $ 30,121  $ 20,264    $ 55,329    $55,121
                                 ======    ======      ======     ======


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

NOTE 6 - CONVERTIBLE DEBENTURES
-------------------------------

On February 28, 2001 the Company sold $250.0 million in 20-Year Convertible Debentures ("Debentures") in the 144A private placement market. The Debentures have an annual coupon rate of 4.25 %, payable in cash semi-annually. The Debentures are convertible into shares of Reebok common stock at a price of $38.56. The Company used the net proceeds to re-pay its existing term loan due August 31, 2002. During October, 2001 the Company's filing on Form S-3 to register the shares associated with these Debentures was declared effective.


NOTE 7 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

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

Risks and uncertainties that could affect the Company's actual results and could cause such results to differ materially from those contained in forward-looking statements made by or on behalf of the Company include, but are not limited to, the following: competition; shifts in consumer preferences; the ability to accurately forecast consumer demand and sales; the ability to sustain current pricing levels for the Company's products; the potential of the backlog report to not be indicative of future sales; the effect of the Company's investment in advertising, marketing, athlete endorsement, and athletic sponsorships; international sales and manufacturing operations; import regulations, political instability or general economic factors in the international regions where the Company conducts its business; interruption or unavailability of sources of supply; increases in leather prices due to recent shortages of hides resulting from mad cow and foot-and-mouth disease epidemics in certain European countries; reliance on independent manufacturers; the ability to make timely payments on indebtedness; the ability to protect the Company's intellectual property rights; the ability to realize the full value of the Company's deferred tax assets; the ability to achieve the intended benefits from the restructuring of the Company's global operations including operating and logistical efficiencies in the areas of distribution and information systems; the effect a strong United States dollar may have on the Company's results of operations from its international business; and other factors mentioned or incorporated by reference in this report or other reports. This list of risk factors is not exhaustive. Other risks and uncertainties are discussed elsewhere in this report and in further detail under the caption entitled Issues and Uncertainties included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 which has been filed with the Securities and Exchange Commission. In addition, the Company operates in a highly competitive and rapidly changing environment. Therefore, new risk factors can arise, and it is not possible for management to predict all such risk factors, nor to assess the impact of all such risk factors on the Company's business or the extent to which any individual risk factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement. The Company assumes no obligation to update any such forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements. Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

Operating Results
-----------------


Third Quarter 2001 Compared to Third Quarter 2000
---------------------------------------------------

The tragic events of September 11, 2001 ("9/11") and the subsequent affect on the U.S. and World economies, has impacted and is expected to impact the Company's performance in the short term. Domestically, the terrorist attack impacted some channels of distribution more significantly than others. The athletic specialty channel, which declined after 9/11 appears to have returned to pre-9/11 levels. However, certain department store and sporting goods retailers continue to experience significant comp store sales declines, particularly as they relate to footwear and apparel products for men. The Company believes that many retailers are being more cautious in committing open-to-buy dollars, and that some retailers have reduced their model stock positions. The Company's specialty brands, such as Rockport, Ralph Lauren Footwear and the Greg Norman Collection, which rely heavily on the department store channel, are being adversely affected by this decline in sales at retail. The retail decline post-9/11 had a modest impact on operating results in the quarter, most particularly in the Company's at once fill-in business, as well as, sales at its factory direct outlet stores, and futures bookings in September. As a result of these conditions at retail the Company is being cautious in its outlook for the balance of 2001, and the first half of 2002 given the uncertainty of the times.

Net sales for the quarter ended September 30, 2001 were $847.3 million, a 7.6% increase from 2000's third quarter net sales of $787.8 million. Sales comparisons are being adversely affected by the weakening of most foreign currencies against the U.S. dollar. On a constant dollar basis, which eliminates the effect of currency fluctuations, net sales for the quarter ended September 30, 2001 increased $74.2 million or 9.6%. The Reebok Division's worldwide sales (including the sales of the Greg Norman Collection and NFL licensed product) were $714.8 million an increase of 13.1% from constant dollar sales of $632.2 million in the third quarter of 2000.

U.S. footwear sales of the Reebok Brand increased 1.2% to $234.4 million in the third quarter of 2001 from $231.7 million in the third quarter of 2000. During the quarter, U.S. footwear sales increased in several key strategic footwear categories led by strong performance in basketball and by increases in the athletic specialty channel of distribution. Also during the quarter, U.S. sales of the Company's Classic product line increased approximately 16% which the Company believes reflects a strong positive consumer response to the Company's advertising campaign. During the quarter, sales trends were negatively impacted by the events of 9/11 after which, the Company's full price fill-in business declined significantly. In addition, for most of the quarter, footwear sales in the Company's factory direct outlet stores declined due to the significant promotional activity which has characterized U.S. retail for most of 2001.

U.S. apparel sales of the Reebok Division (including the sales of the Greg Norman Collection and NFL licensed product) increased in the third quarter by 122.4% to $134.3 million from $60.4 million in the third quarter of 2000. Much of the increase is from sales of NFL licensed product, however, wholesale sales of Reebok branded apparel increased by 29.7% in the quarter as a result of some new apparel silhouettes with a strategic focus on women's fitness, Iverson and Classics.

International sales of the Reebok Brand (including footwear and apparel) were $346.1 million in the third quarter of 2001, a decrease of 2.1% from sales of $353.5 million in the third quarter of 2000. This decrease is due to currency fluctuations. On a constant dollar basis, international sales of the Reebok Brand increased $6.0 million or 1.8%. Substantially all of the Company's major European subsidiaries recorded local currency sales increases in the quarter. In constant dollars, net sales in Europe increased 5.4% as compared to the third quarter of 2000. The Asia Pacific region reported a constant dollar sales increase of 2.0% in the quarter. However, sales to the Company's independent distributors located in Asia and Latin America declined during the quarter. In constant dollars, international footwear sales decreased approximately 1.4%, and international apparel sales increased by approximately 5.5%. During 2001, the Company's South Africa subsidiary was sold and became an independent distributor. The Company also, purchased a majority interest in its Mexico distributor which was previously a joint venture. These changes, which were both effective January 1, 2001, did not have a material impact on net sales.

Rockport's third quarter 2001 sales were $107.6 million, a decrease of 7.4% from sales of $116.2 million in the third quarter of 2000. Domestic sales for the Rockport Brand decreased 10.4% whereas international sales increased .5% as compared to the third quarter of 2000. A significant portion of the domestic sales decline for the Rockport brand occurred after 9/11. A large portion of Rockport's business is to men, and in particular to the department store channel, and both have been adversely affected by post 9/11 market conditions. During the quarter, domestic sales were also adversely affected by the promotional environment at retail. During 2002, Rockport will be launching several new initiatives in order to improve sales performance, including a focused product strategy to enhance Rockport's women's business. International revenues accounted for approximately 29% of Rockport's sales in the third quarter of 2001 as compared to 27% in the third quarter of 2000.

Sales of the Company's Polo Ralph Lauren Footwear products were $24.9 million in the third quarter of 2001, a decrease of 4.2% from sales of $26.0 million in the third quarter of 2000. The decline is partially attributable to the weak department store business in the quarter and partially due to the re-aligning of the Company's product strategy to conform with that of Polo Ralph Lauren corporate.

The Company entered into a new exclusive licensing agreement with the National Football League ("NFL") for apparel, footwear, equipment and accessories beginning with the 2002 season. In order to support this new license, in February 2001 the Company purchased selected assets of LogoAthletic ("Logo"). Included in the assets purchased were inventory, equipment, facility leases and the rights to Logo's trademarks. The total purchase price was $14.2 million. Under this new agreement, the NFL requested that the Company provide services during the transition year of 2001. As a result, the Company began shipping Reebok branded NFL licensed products to retailers in the first quarter of 2001. The Company expects 2001 sales of NFL licensed products to be approximately $125.0 million.

During the third quarter of 2001, the Company's overall gross margin was 36.7% of sales, which is comparable to the Company's gross margins in the second quarter of 2001, but 120 basis points lower than the third quarter of 2000. The primary reasons for the decline in gross margin from last year are the impact of the weakening of most foreign currencies against the U.S. dollar and the promotional nature of the U.S. retail environment. The promotional U.S. retail environment has resulted in lower maintained margins on closeout products. Given the current state of the world and the uncertainty which surrounds retail in certain markets, the Company believes that the gross margin percentage for the balance of the year will decline further perhaps by as much as 50-100 basis points.

Selling, general and administrative expenses for the third quarter of 2001 were $241.2 million, or 28.5% of sales, as compared to $230.7 million, or 29.3% of sales in 2000's third quarter. As part of its multi-brand strategy to streamline processes and improve execution, during the third quarter the Company relocated its Ralph Lauren Footwear Brand to its Corporate Headquarters and integrated it into the Company's Shared Services operation. The Company is investing in brand building initiatives but at the same time it is reducing general and administrative type expenses. During the third quarter of 2001, the Company increased advertising expense by 26.3% as compared to the third quarter of 2000. Most of the increase occurred in selected markets in Europe. In the U.K. and France the Company increased advertising by 216% and 52%, respectively. In the U.S., the Company's advertising has increased by almost 25% on a year to date basis. However, this increase will accelerate in the fourth quarter with the launch of the Company's new advertising campaign focused on the women's market. This campaign will run in tandem with the Company's other brand campaigns that are focused on young men and Classics. The Company expects selling, general and administrative expenses for the full year, including the additional expenses for the NFL licensed business, to approximate those of the prior year.

Net interest expense was $5.2 million for the third quarter of 2001, a decrease of $.7 million as compared to the third quarter of 2000. The decrease was primarily a result of debt repayments as well as the restructuring of some of the Company's debt with the convertible debt issuance in the first quarter of 2001. Outstanding indebtedness has declined $29.6 million from September 30, 2000.

In the third quarter of 2001, other (income) expense, net was a net expense of $.01 million as compared to $5.3 million for the third quarter of 2000. Included in Other (income) expense, net are the gains and losses from the sale or disposal of certain assets primarily related to facilities consolidation, foreign currency losses, and the amortization of intangibles.

In the third quarter of 2000, the Company changed certain previously recorded special charge estimates based on actual amounts received or paid by the Company. The net change in estimates, which is reported in special charges, amounted to an expense of $3.3 million.

The effective income tax rate was 31.0% in the third quarter of 2001 as compared to 33.9% in the third quarter of 2000. The reduction from the prior year is the result of the Company's international tax strategy and changes in the geographic mix of the total Company's earnings. The Company expects that the annual tax rate will be 31.0%. However, the rate could fluctuate depending on where the Company earns income geographically, and, if the Company incurs non-benefitable losses in certain jurisdictions, the rate could increase.

First Nine Months 2001 Compared to First Nine Months 2000
-------------------------------------------------------


Net sales for the nine months ended September 30, 2001 were $2.328 billion, an increase of 3.8% from sales of $2.243 billion in the first nine months of 2000. Sales comparisons are being adversely affected by the weakening of most foreign currencies against the U.S. dollar. On a constant dollar basis, which eliminates the effect of currency fluctuations, net sales for the nine months ended September 30, 2001 increased $144.8 million or 6.6%. The Reebok Division's worldwide sales (including the sales of the Greg Norman Collection and NFL licensed product) were $1.945 billion an increase of 8.6% from constant dollar sales of $1.792 billion in the first nine months of 2000.

U.S. footwear sales of the Reebok Brand increased 1.9% to $746.9 million in the first nine months of 2001 from $733.1 million in the first nine months of 2000. During the first nine months of 2001, U.S. footwear sales increased in several key strategic footwear categories led by strong performance in basketball and by increases in the athletic specialty channel of distribution. Also during the nine month period, U.S. sales of the Company's Classic product line increased approximately 16% which the Company believes reflects a strong positive consumer response to the Company's advertising campaign. During the first nine months of 2001, sales trends were negatively impacted by the events of 9/11 after which the Company's full price fill-in business declined significantly. In addition, for most of the nine months, footwear sales in the Company's factory direct outlet stores declined due to the significant promotional activity which has characterized U.S. retail during 2001.
U.S. apparel sales of the Reebok Division (including the sales of the Greg Norman Collection and NFL licensed product) increased in the first nine months by 61.1% to $282.0 million from $175.1 million in the first nine months of 2000. Much of the increase is from sales of NFL licensed product, however, wholesale sales of Reebok branded apparel increased 14.6% in the first nine months of 2001, as a result of some new apparel silhouettes with a strategic focus on women's fitness, Iverson and Classics.

International sales of the Reebok Brand (including footwear and apparel) were $917.0 million in the first nine months of 2001, an decrease of 2.3% from sales of $938.5 million in the first nine months of 2000. However, the decrease is due to currency fluctuations. On a constant dollar basis, international sales of the Reebok Brand increased $33.0 million or 3.7%. In constant dollars, net sales in Europe increased 5.6% as compared to the first nine months of 2000. Substantially all of the Company's major European subsidiaries recorded local currency sales increases in the quarter. In constant dollars, net sales in Europe increased 5.4% as compared to the third quarter of 2000. The Asia Pacific region reported a constant dollar sales increase of 1.0% in the nine months. However, sales to the Company's independent distributors located in Asia and Latin America declined during the first nine months of 2001. In constant dollars, international footwear sales decreased approximately 1.4%, and international apparel sales increased by approximately 5.5%. During 2001, the Company's South Africa subsidiary was sold and became an independent distributor. The Company also, purchased a majority interest in its Mexico distributor which was previously a joint venture. These changes, which were both effective January 1, 2001, did not have a material impact on net sales.

Rockport's first nine months 2001 sales were $306.6 million a decrease of 2.4% from sales of $314.0 million in the first nine months of 2000. Domestic sales for the Rockport Brand decreased 10.4% whereas international sales increased .5% as compared to the first nine months of 2000. During the first nine months, domestic sales were adversely affected by the promotional environment at retail. A portion of the domestic sales decline for the Rockport brand occurred after 9/11. A large portion of Rockport's business is to men, and in particular to the department store channel, and both have been adversely affected by post 9/11 market conditions. During 2002, Rockport will be launching several new initiatives in order to improve sales performance, including a focused product strategy to enhance Rockport's women's business. International revenues accounted for approximately 28% of Rockport's sales in the first nine months of 2001 as compared to 26% in the third quarter of 2000.

Sales of the Company's Polo Ralph Lauren Footwear products were $75.7 million in the first nine months of 2001, a decrease of 7.7% from sales of $82.0 million in the first nine months of 2000. The decline is partially attributable to the weak department store business in the quarter and partially due to the re-aligning of the Company's product strategy to conform with that of Polo Ralph Lauren corporate.

The Company entered into a new exclusive licensing agreement with the NFL for apparel, footwear, equipment and accessories beginning with the 2002 season. In order to support this new license, in February 2001 the Company purchased selected assets of LogoAthletic ("Logo"). Included in the assets purchased were inventory, equipment, facility leases and the rights to Logo's trademarks. The total purchase price was $14.2 million. Under this new agreement, the NFL requested that the Company provide services during the transition year of 2001. As a result, the Company began shipping Reebok branded NFL licensed products to retailers in the first quarter of 2001. The Company expects 2001 sales of NFL licensed products to be approximately $125.0 million.

During the first nine months of 2001, the Company's overall gross margin was 36.9% of sales compared to 38.0% for 2000's first nine months. The primary reasons for the decline in gross margin from the same period last year are the impact of the weakening of most foreign currencies against the U.S. dollar and the promotional nature of the U.S. retail environment. The promotional U.S. retail environment also has resulted in lower maintained margins on closeout products. Given the current state of the world, and the uncertainty which surrounds retail in certain markets, the Company believes that the gross margin percentage for the balance of the year will decline further perhaps by as much as 50-100 basis points.

Selling, general and administrative expenses for the first nine months of 2001 were $692.2 million, or 29.7% of sales, as compared to $700.0 million, or 31.2% of sales in 2000's first nine months. As part of its multi-brand strategy to streamline processes and improve execution, during the first nine months of 2001, the Company relocated its Rockport and Ralph Lauren Footwear Brand to its Corporate Headquarters and integrated them into the Company's Shared Services operation. The Company is investing in brand building initiatives but at the same time it is reducing general and administrative type expenses. During the first nine months of 2001, the Company increased advertising expense by 23.8% as compared to the first nine months of 2000. Most of the increase occurred in selected markets in Europe. In the U.K. and France the Company increased advertising by 51% and 58%, respectively. In the U.S., the Company's advertising has increased by almost 25% on a year to date basis. However, this increase will accelerate in the fourth quarter with the launch of the Company's new advertising campaign focused on the women's market. This campaign will run in tandem with the Company's other brand campaigns that are focused on young men and Classics. The Company expects selling, general and administrative expenses for the full year, including the additional expenses for the NFL licensed business, to approximate those of the prior year.

Net interest expense was $13.3 million for the first nine months of 2001, a decrease of $5.5 million as compared to the first nine months of 2000. The decrease was primarily a result of debt repayments as well as the restructuring of some of the Company's debt with the convertible debt issuance in the first quarter of 2001. Outstanding indebtedness has declined $29.6 million from September 30, 2000.

For the first nine months of 2001, other (income) expense, net was a net expense of $5.9 million as compared to net expense of $3.6 million for the first nine months of 2000. During the first nine months of 2001, the Company identified an underaccrual of buying agent's commissions of approximately $10.6 million relating to 2001 and prior years. In the opinion of the Company, the amounts were not material to prior years. Accordingly, the $10.6 million was recorded in other expense during the second quarter of 2001. Also included in other (income) expenses, net, are the gain from the sale of certain real estate assets of $8.2 million, foreign currency losses, the amortization of intangibles, and the write-off of $5.2 million of unamortized debt costs associated with the early extinguishment of the Company's term loan.

During the first nine months of 2001, the Company recorded a special charge of $6.7 million for the integration and consolidation of the Company's Rockport and Ralph Lauren Footwear brands into its Shared Service operation. The Company also changed certain previously recorded estimates based on actual amounts received or paid by the Company. The net change in estimates, which is reported in special charges, amounted to income of $6.8 million and relates primarily to the sale of the Company's interest in its South African subsidiary (See Note 2).

During the first nine months of 2000, the Company changed certain previously recorded special charge estimates based on actual amounts received or paid by the Company. The net change in estimates, which is reported in special charges, amounted to an expense of $3.3 million.

The effective income tax rate was 31.0% in the first nine months of 2001 as compared to 36.1% in the first nine months of 2000. The reduction from the prior year is the result of the Company's international tax strategy and changes in the geographic mix of the total Company's earnings. The Company expects that the annual tax rate will be 31.0%. However, the rate could fluctuate depending on where the Company earns income geographically, and, if the Company incurs non-benefitable losses in certain jurisdictions, the rate could increase.

Reebok Brand Backlog of Open Orders
-----------------------------------

The Reebok Brand backlog (including Greg Norman Collection apparel) of open customer orders scheduled for delivery during the period October 1, 2001 through March 31, 2002 increased 6.3% as compared to the same period last year. On a constant dollar basis, worldwide Reebok Brand backlog increased 5.8%. The 2001 backlog includes NFL licensed product. U.S. backlog for the Reebok Brand, increased 6.9%. U.S. footwear backlog increased 1.7% and U.S. apparel backlog (including Greg Norman Collection apparel and the new NFL licensed apparel) increased 36.5% as compared to the same period last year. In reported dollars European backlog increased 4.3%. European footwear increased 6.3%, and European apparel increased 2.4%.

Comparisons regarding orders scheduled for delivery for the period October 1, 2001 through March 31, 2002 are as follows for the Reebok Brand:
                                    Percentage Change
                                        2001/2000
                                        ---------
                                   Reported   Constant
                                   Dollars    Dollars
U.S.A.
Footwear                          +  1.7%      +  1.7%
Apparel(1)                        + 36.5%      + 36.5%
  Total Domestic                  +  6.9%      +  6.9%

Europe:
Footwear                          +  6.3%      +  4.4%
Apparel                           +  2.4%      +  1.1%
  Total Europe                    +  4.3%      +  2.7%

Total Reebok Brand:
Footwear                          +  3.7%      +  3.4%
Apparel                           + 12.8%      + 12.0%
  Total Reebok Brand              +  6.3%      +  5.8%

(1)Includes NFL licensed apparel.

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

Euro Conversion
---------------


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

The Company is making the necessary changes in its internal and banking systems in Europe to accommodate introduction of the Euro and to make and receive payments in Europe using the Euro. As part of its global restructuring, the Company is in the process of implementing SAP software on a global basis; the SAP system will be Euro-compatible. Other business functions should be converted for the Euro by the end of the transition period or earlier to meet business needs. The Company does not expect such conversion costs to be material.

The Company was not materially affected by the Euro conversion during the quarter or nine months ended September 30, 2001 and does not expect any material adverse impact for the balance of the year.

Liquidity and Sources of Capital
--------------------------------

At September 30, 2001, the Company's working capital was $834.7 million as compared with $651.9 million at September 30, 2000. The current ratio at September 30, 2001 was 2.6 to 1, as compared to 2.5 to 1 at December 31, 2000 and 2.1 to 1 at September 30, 2000. On February 28, 2001 the Company sold $250.0 million of 20-year Convertible Debentures in the private placement market. The sale was completed with a coupon rate of 4.25%, payable in cash semi-annually. The Debentures are convertible into shares of Reebok Common Stock at a price of $38.56. The Company utilized the proceeds to pay off its outstanding term loan which would have become due during the remainder of 2001 and 2002. As a result, the Company's next significant scheduled debt repayment is not until September, 2005.

Inventory increased by $52.0 million or 13.6% from September 30, 2000. The majority of the increase in inventory is to support the new NFL licensing business. In addition, in order to take advantage of certain currency swings and hedging contracts the Company took ownership of European inventory slightly earlier than last year. U.S. inventory for the Reebok Brand declined over 12% when compared to the same period last year. Total U.S. inventories of the Company's specialty brands (Rockport, Ralph Lauren Footwear, Greg Norman Collection) declined as well. Inventory positions in the U.S. reflect the actions the Company took prior to 9/11 to reduce inventories due to the U.S. retail climate. Since 9/11 the Company has taken additional actions, to closely monitor retail activity and to adjust its future purchases as appropriate. Accounts receivable increased by $45.5 million from September 30, 2000, an increase of 8.7%. The increase is primarily due to the Company's new sports licensing business.

Cash used for operations during the first nine months of 2001 was $63.3 million, as compared to cash provided by operations of $86.2 million during the first nine months of 2000. The Company's new sports licensing business was the primary reason for the utilization of cash from operations during 2001. Cash used for investing activities was $14.1 million as a result of the Company's $14.2 million purchase of selected assets of LogoAthletic. Capital expenditures for the nine months ended September 30, 2001 were $17.5 million. Cash generated from operations during the balance of 2001, together with the Company's existing and available credit lines, other financial resources and ability to access capital markets given the Company's existing credit ratings, are expected to adequately finance the Company's current and planned 2001 cash requirements. However, the Company's actual experience may differ from the expectations set forth in the preceding sentence. Factors that might lead to a difference include, but are not limited to, the matters discussed above and under the caption entitled Issues and Uncertainties included in the Company's Annual Report on Form 10-K as well as future events that might have the effect of reducing the Company's available cash balances (such as unexpected operating losses or increased capital or other expenditures, as well as increases in the Company's inventory or accounts receivable) or future events that might reduce or eliminate the availability of external financial resources.

                           PART II - OTHER INFORMATION

Item 1
------
None

Item 2
------
None

Item 3
------
None

Item 4
------
None

Item 5
------
None

Item 6
------
(a)      Exhibits
         --------
(b)      Current Reports on Form 8-K
         ---------------------------
         The Company did not file any Current Reports on Form 8-K for the quarter ended September 30, 2001.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  November 13, 2001




                                    REEBOK INTERNATIONAL LTD.

                              BY:   /s/ KENNETH WATCHMAKER
                                    -------------------------
                                    Kenneth Watchmaker
                                    Executive Vice President and
                                    Chief Financial Officer