Form 10-K405
period 2001-12-31
REEBOK INTERNATIONAL LTD
filed 2002-03-27
CIK 770949

Use these links to rapidly review the document
REEBOK INTERNATIONAL LTD. ANNUAL REPORT ON FORM 10-K TABLE OF CONTENTS
PART II

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

Commission File Number 1-9340

REEBOK INTERNATIONAL LTD.
(Exact name of registrant as specified in its charter)

Massachusetts (State or other jurisdiction of incorporation or organization)	04-2678061 (IRS Employer Identification No.)

1895 J.W. Foster Boulevard
Canton, Massachusetts 02021
(Address of principal executive offices) (Zip Code)

(781) 401-5000
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value, $.01 per share	New York Stock Exchange
Common Stock Purchase Rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None.

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

        As of March 8, 2002, the aggregate market value of the registrant's voting stock held by non-affiliates of the registrant was approximately $1,279,814,772.

        As of March 8, 2002, 58,700,027 shares of the registrant's Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Certain parts of registrant's definitive Proxy Statement dated March 25, 2002 for the Annual Meeting of Shareholders to be held on May 7, 2002 are incorporated by reference in Part III of this Report.

REEBOK INTERNATIONAL LTD.
ANNUAL REPORT ON FORM 10-K

TABLE OF CONTENTS

PART I
Item 1.	Business
GENERAL
THE REEBOK BRAND
Marketing and Promotional Activities
U.S. Operations
International Operations
Sports Licensing
Licensing
THE ROCKPORT COMPANY
RALPH LAUREN FOOTWEAR
GREG NORMAN COLLECTION
TRADEMARKS AND OTHER PROPRIETARY RIGHTS
RESEARCH AND DEVELOPMENT
TECHNOLOGY
SEASONALITY
SINGLE CUSTOMER
COMPETITION AND COMPETITORS
MANUFACTURING
SOURCES OF SUPPLY
TRADE POLICY
PRINCIPAL PRODUCTS
BACKLOG
WORKING CAPITAL ITEMS
FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS
EMPLOYEES
EXECUTIVE OFFICERS OF THE REGISTRANT
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders

i --

-- ii

PART I

Item 1. Business.

GENERAL    --    Reebok International Ltd., a Massachusetts corporation organized on July 26, 1979, is a global company engaged in the design and marketing of sports and fitness products, including footwear, apparel, and accessories, as well as the design and marketing of footwear and apparel for non-athletic, "casual" use. (Reebok International Ltd. is referred to herein, together with its subsidiaries, as "the Company," "we," "our," and "us" unless specified otherwise.) Our revenues are derived principally from the wholesale distribution of our products to selected athletic specialty stores and other higher end retail shops, as well as sporting goods and department stores. Our marketing strategy is designed to increase consumer demand for our products and therefore grow sales through these distribution channels. To this end, we devote significant resources to advertising our products to a variety of audiences through television, radio, print, and other media. To reinforce our reputation as a market leader, we also pursue opportunities for licensing our trademarks, patents, and other intellectual property to third parties for sporting goods, athletic and lifestyle apparel and accessories, as well as related products and services.

        We design, market, and sell our products under various brands that we own or license, including:

  •
  The Reebok Brand ("Reebok"), which is primarily responsible for the REEBOK® brand, including sports licensing;

  •
  The Rockport Company, LLC ("Rockport"), a subsidiary which is primarily responsible for the ROCKPORT® brand;

  •
  Ralph Lauren Footwear Co., Inc. ("Ralph Lauren Footwear"), a subsidiary which is responsible for footwear sold under the RALPH LAUREN® and POLO® brands; and

  •
  The Greg Norman Collection ("Greg Norman Collection"), which is responsible for the GREG NORMAN® brand.

        As a multi-brand Company, we are able to leverage resources across these four brand groups by integrating common operations and sharing key assets, such as our strong technology platforms. In 2001 we began consolidating operations into our world headquarters in Canton, Massachusetts. This consolidation enabled us to centralize administrative functions with respect to supply chain, logistics, and other support services, resulting in lower general and administrative expenses. We anticipate that the integration of the brands into this "shared services" operational model will continue to generate greater operating efficiencies during 2002.

        Also during 2001, we continued to utilize relationships with major sports figures, teams, leagues, and other organizations to maintain and enhance visibility for the REEBOK brand. Our strategy is to build upon our heritage in the fitness and lifestyle categories and our reputation as an authentic performance brand to offer products that appeal to a broad segment of the marketplace. Our new business ventures with the National Football League ("NFL") and National Basketball Association

1 --

("NBA") will bolster this strategy. Under our agreement with the NFL, Reebok will be the exclusive supplier of uniforms and sideline apparel (all of which will bear the REEBOK vector logo) to all NFL teams beginning with the 2002 season, as well as the exclusive licensee of NFL branded apparel and related products for sale through our traditional channels of distribution. Under our agreement with the NBA, Reebok will design, manufacture, sell, and market licensed merchandise, including official uniforms, for the NBA, the Women's National Basketball Association ("WNBA"), and the National Basketball Development League ("NBDL"), the NBA's new minor league; our relationship with the NBA becomes semi-exclusive with the 2004-2005 season. The recent trend toward fashionability in sports apparel allows us to bring to market related new lifestyle product collections and the increased exposure that results from professional athletes wearing the apparel we design and manufacture reinforces the credibility of REEBOK as a performance brand.

        During calendar year 2001, net income for the Company increased to $102.7 million, or $1.66 per diluted share, from $80.9 million, or $1.40 per diluted share, for the calendar year 2000. Net sales for the Company increased by 4.5%, from $2.865 billion in 2000 to $2.993 billion in 2001.

THE REEBOK BRAND    --    The Reebok Brand designs, produces, and markets sports, fitness, and casual footwear, apparel, and accessories that combine the attributes of athletic performance and style, as well as related sports and fitness products. Reebok's products include footwear for a variety of sports and fitness categories, lifestyle footwear marketed under the REEBOK Classic brand, and sports and fitness apparel and accessories. Our products also include footwear and apparel for children sold under both the REEBOK and WEEBOK® brands. Reebok continues to expand its product scope through a strategic licensing program, pursuant to which our technologies and/or trademarks are licensed to third parties for fitness equipment, sporting goods, accessories, sports and fitness videos, enhanced fitness water, and related products and services.

        Our footwear products are designed to meet the demands of specific consumer types: image and fashion conscious athletes, sports and fitness enthusiasts, and casual athletic shoe buyers. In 2001, we realigned our product creation teams to reflect this strategy—to focus more closely on consumers and the distribution channels that reach those consumers. Our aim is to improve the product delivery cycle from design to delivery of the finished product by focusing on the consumers' needs. As part of this strategy, we have also aligned our product creation teams with the distribution channels that serve those customer groups, such as athletic specialty stores and "urban" athletic outlets, sporting goods stores and independent specialty shops, as well as volume accounts. In 2002, we expect to drive the same strategy through our apparel product development cycles in order to achieve similar consumer and distribution alignments.

Marketing and Promotional Activities

        Reebok devotes significant resources to advertising its products to a variety of audiences through television, radio, print, and other media. We also utilize relationships with major sports figures and leagues to enhance visibility for the REEBOK brand and create awareness of, and demand for, REEBOK branded products. The marketing mix included advertising (television, print, radio and

-- 2

outdoor), sports endorsements and sponsorships, public relations, in-store marketing, grassroots activities, and use of the internet.

        Reebok continued its sponsorship of the CBS television show "Survivor" with sponsorship of "Survivor 2 — The Australian Outback" and "Survivor Africa". As with the original "Survivor" series, Reebok was the official apparel supplier to contestants appearing on the series. During the second "Survivor" series, Reebok featured an advertising campaign entitled "Defy Convention", which was aimed at young men and women and consisted of a series of vignettes depicting various athletic and outdoor lifestyle situations set to the music of Rossini's William Tell overture. During "Survivor Africa", Reebok created and launched a television campaign aimed at women, called "It's a Woman's World". This campaign, which Time magazine recognized as one of the "ten best" advertising campaigns of the year, featured women in stereotypically male contexts or roles and included participants from previous "Survivor" shows, as well as sports stars such as Venus Williams and Jennifer Azzi. The campaign also featured music from James Brown's 1960s Rhythm and Blues classic "It's a Man's World" and a specially recorded version of the song by current R&B singer Missy Elliot. Reebok will continue its sponsorship of "Survivor" for the show's fourth season, which debuted at the end of February 2002.

        Reebok built on other past marketing successes during 2001 with the continuation of its "Classics" print campaign, which shows REEBOK Classic shoes in a striking black-and-white print campaign. The Classics campaign featured such music celebrities as Ice Cube, Iggy Pop, and Common and also tied into movies such as "Planet of the Apes". The campaign appeared in magazines such as Slam, Source, Vibe, In Style, GQ, Teen People, Interview, and Details. A special promotion, featuring Common, was also run at the retailer Foot Action to launch the Arctic Ice range of Classic Footwear.

        Consistent with its strategy of aligning product offerings with specific consumer preferences, Reebok continued in 2001 to focus its sports marketing efforts on key athlete icons who exemplify distinct lifestyles, other athletes who are either at the pinnacle of their profession or rising stars, and select team and league sponsorships. In addition, our unique arrangements with the NFL and NBA enhance the authenticity of REEBOK as a performance brand.

        Reebok's marquis athletes are:

  •
  Allen Iverson, charismatic Philadelphia 76'ers point guard and 2001 National Basketball Association Most Valuable Player, with whom Reebok markets a signature line of footwear and apparel. Reebok extended and restructured its endorsement arrangement with Iverson in 2001 and now has the right to use his name and image both throughout his playing career and beyond; and

  •
  Venus Williams, two-time winner of Wimbledon and the U.S. Open, and an Olympic gold medalist in singles and doubles, whom Reebok featured as a lifestyle icon in its "Defy Convention" campaign during 2001.

3 --

        To promote the sale of its basketball products in 2001, Reebok utilized athlete endorsements with:

  •
  Steve Francis of the Houston Rockets, co-winner of the 2000 Rookie of the Year award, whom Reebok features in connection with its BLACKTOP® line of basketball shoes;

  •
  Jalen Rose of the Indiana Pacers, winner of the 2000 Most Improved Player award; and

  •
  The college basketball programs at the University of Utah, University of Memphis, and Boston College.

        To promote the sale of cross-training and cleated baseball and football shoes during 2001, Reebok maintained sponsorship arrangements with:

  •
  NFL Pro Bowl players Edgerrin James and Jevon Kearse;

  •
  Major League Baseball stars Andy Pettite and Kevin Brown, and six-time Cy Young winner Roger Clemens; and

  •
  The college football programs at Boston College and the Air Force Academy.

        In soccer, Reebok has a number of sponsorship agreements, both with individuals and teams, including those with:

  •
  Julie Foudy, member of the U.S. national team;

  •
  Ryan Giggs (of current English-league champion Manchester United);

  •
  Iker Casillas (goalkeeper with Real Madrid and Spain);

  •
  Liverpool FC, one of the world's best-known soccer teams;

  •
  Bolton Wanderers of England (which includes the naming rights to the Wanderers' soccer arena, the "Reebok Stadium"); and

  •
  The Colombian national team.

        To promote its running and tennis footwear and apparel, Reebok has endorsement agreements with:

  •
  Runners Abel Anton and Christine Arron; and

  •
  Professional tennis players Patrick Rafter and Andy Roddick.

        In addition to advertising and sports marketing, Reebok also uses grassroots marketing and in-store merchandising to promote its products and enhance brand awareness, particularly among a younger and more urban audience. In 2002, Reebok is sponsoring events such as Entertainers Basketball Classic tournament at Rucker Park, the largest street basketball competition in the U.S., and continues to support various local running clubs and races. Beginning in March 2002, Reebok plans a series of product displays in more than 1,000 music stores across the U.S. These displays will

-- 4

give customers an opportunity to preview new, innovative products before they become available at retail and also tell customers where they can buy the products when they arrive in stores.

        Reebok continued its promotional and educational efforts in 2001 in the fitness area, seeking to leverage and expand Reebok's position as a leading source of fitness programming and education. Reebok's multi-tiered Global Fitness Program, created by REEBOK UNIVERSITY® and driven by Reebok's website, encompasses strategic alliances, retail partnerships, interactive fitness programming, e-commerce, interactive marketing, consumer initiatives, and product offerings. Central to the development of the Global Fitness Program is the latest Reebok fitness program, called Core Training. Core Training, which launched during the summer of 2000, is designed to improve cardiovascular performance and enhance functional strength, balance, and flexibility. The training utilizes the REEBOK Core Board, the first exercise board that tilts, twists, torques, and recoils 360° in three dimensions in response to a user's movements. Reebok continues to promote Core Training by bringing REEBOK Core Training and the REEBOK Core Board to local facilities for the education of club owners, fitness instructors, personal trainers, and club members on the techniques and benefits of Core Training.

        In addition, through REEBOK UNIVERSITY, its network of Master Trainers (including Gin Miller and Petra Kolber), and its Alliance fitness instructors, Reebok continued to develop and promote numerous other fitness programs. These programs were complemented by the marketing and sale of a line of REEBOK fitness videos, as well as the marketing and sale of REEBOK fitness equipment products such as the STEP REEBOK® exercise platform and the REEBOK home exercise bike collection. Members of the REEBOK Professional Alliance Program, a world-wide organization consisting of more than 200,000 fitness professionals, can access industry news, register for REEBOK UNIVERSITY seminars, and purchase REEBOK product through Reebok's website, reebok.com. Reebok primarily uses its website as a relationship building platform through the delivery of fitness-based information and services such as REEBOK UNIVERSITY programs and instructions. The unique content of the REEBOK UNIVERSITY site on reebok.com was developed in partnership with the American College of Sports Medicine.

        However, Reebok also runs marketing promotions and brand extension programs on its website in order to drive sales to Reebok's retail partners. Planned initiatives for 2002 will increase direct-to-consumer marketing, including e-mail direct marketing and posting a direct order catalog on its new site devoted exclusively to women, reebokwomen.com, which launched in late February 2002. Reebok is also the exclusive sponsor of the NBA "All Access Pass.com" on the NBA's website, NBA.com, through June 2002.

U.S. Operations

        Reebok's U.S. operations unit is responsible for all REEBOK footwear and apparel products sold in the United States. Sales of footwear in the United States totaled approximately $930.5 million in 2001, compared to $925.1 million in 2000. REEBOK brand apparel sales (including sales of the Greg

5 --

Norman Collection) in the United States in 2001 totaled approximately $395.1 million, compared to approximately $235.0 million in 2000.

        In the United States, Reebok uses both an employee sales force as well as independent sales representatives to sell its products. Our U.S. national sales staff and locally-based sales employees and sales representatives are supported by retail marketing representatives, employed by Reebok to travel to assist in retail merchandising efforts and provide information to consumers and retailers regarding the features of REEBOK branded products. Our U.S. distribution strategy emphasizes high-quality retailers and seeks to avoid lower-margin mass merchandisers and discount outlets. REEBOK footwear and apparel products are distributed primarily through athletic retailers, sporting goods stores and department stores, with specialty products also being distributed in certain specialty channels. We also permitted select Reebok retailers to sell REEBOK and GREG NORMAN products to consumers through the internet in 2001, and we expect such e-commerce arrangements to continue in 2002.

        Reebok also operates approximately 201 factory direct store fronts in the United States (including REEBOK, ROCKPORT, RALPH LAUREN footwear, and GREG NORMAN stores and counting multiple store fronts in combination stores as separate store fronts) that sell a variety of footwear, apparel, and accessories marketed under our various brands. These factory direct stores are an extension of our wholesale business that allow us to control the disposition of excess inventory without compromising our primary channels of distribution. We do not anticipate any significant expansion in the number of factory direct stores in the United States.

        In addition to these factory direct stores, Reebok operates a full-price "concept," or Company retail, store in New York City, another at the Company's Canton, Massachusetts headquarters, and approximately 10 ROCKPORT concept stores. All of these concept stores showcase a wide selection of current, in-line REEBOK or ROCKPORT branded footwear, apparel, and accessories.

International Operations

        Reebok's international sales are coordinated from our corporate headquarters in Canton, Massachusetts, which is also where our regional operations responsible for Latin America are located. There are also regional offices in Lancaster and London, England, which are responsible for operations in Europe, the Middle East and Africa, and in Hong Kong and Tokyo, which are responsible for Far East operations. Reebok's Canadian operations are managed through its wholly owned subsidiary headquartered outside of Toronto. We market REEBOK branded products internationally through wholly owned subsidiaries of the Company in Austria, Belgium, France, Germany, Ireland, The Netherlands, Italy, Poland, Portugal, Sweden (covering Sweden, Denmark and Norway), the United Kingdom, Japan and South Korea; and through majority-owned subsidiaries in India, Mexico, and Spain. We also market products internationally through 26 independent distributors and 2 joint ventures in which the Company holds a minority equity interest. Through this international distribution network, products bearing the REEBOK brand are actively marketed in approximately 170 countries and territories.

-- 6

        Additionally, there are approximately 25 Reebok factory direct stores owned by the Company, its subsidiaries, joint ventures, or independent distributors. Reebok will continue to open retail stores, either directly or through our distributors, in numerous international markets, as such shops are an important means of presenting the brand in various international markets.

        During 2001 the contribution of Reebok's international operations unit to overall sales of REEBOK branded products (including the Greg Norman Collection) decreased to $1.170 billion from $1.176 billion in 2000. Reebok's 2001 international sales were adversely impacted by the weakening of various foreign currencies. Effective January 1, 2001, the Company sold its South African subsidiary to an independent distributor and acquired a majority interest in its Mexico distributor. The sales figures noted above do not reflect the full wholesale value of all REEBOK branded products sold outside the United States in 2001 or 2000 because some of the Company's distributors are not subsidiaries and thus their sales to retailers are not included in the calculation of the Company's international sales. If the full wholesale value of all international sales of REEBOK branded products are included, total sales of REEBOK branded products outside the United States represent approximately $1.267 billion in wholesale value, consisting of approximately 29.9 million pairs of shoes totaling approximately $728.0 million in wholesale value of footwear sold outside the United States in 2001 (compared with approximately 29.1 million pairs totaling approximately $719.6 million in 2000) and approximately $539.5 million in wholesale value of REEBOK apparel (including the Greg Norman Collection) sold outside the United States in 2001 (compared with approximately $550.4 million in 2000).

Sports Licensing

        During 2001, we entered into an exclusive licensing agreement with the NFL for apparel, footwear, equipment, and certain accessories commencing in 2002. Under this agreement, Reebok provided transition services in 2001, in connection with which we supplied uniforms as well as sideline apparel to 26 of the league's 32 teams. Beginning with the 2002-2003 season, Reebok will supply uniforms, sideline apparel, and coaches' wear for all 32 NFL teams. We also developed a new line of performance apparel designed for young male athletes and marketed under the brand name "NFL Equipment," scheduled for launch in April 2002. Additionally in 2002, we will introduce "Gridiron Classics," a line of lifestyle apparel evoking the history of the NFL. Reebok plans an integrated marketing campaign throughout the year in order to extend the selling season for its NFL-licensed products beyond the traditional NFL season. In connection with our marketing efforts, we have the right to depict Reebok athletes in their NFL uniforms for advertising purposes and in point-of-purchase displays.

        Also during 2001, we entered into a license agreement with the NBA covering apparel, footwear, and certain accessories. Under the agreement, Reebok is the official supplier of uniforms to 12 teams during the 2001-2002 season, will become the official supplier of uniforms to 19 teams for the 2002-2003 season, and will become the semi-exclusive supplier to all teams in the league as of the 2004-2005 season. In addition, we have the right to depict Reebok athletes in their NBA uniforms for advertising purposes and in point-of-purchase displays. Reebok will also provide player uniforms and footwear to the NBDL, the NBA's new minor league showcasing up-and-coming talent, and to all

7 --

WNBA teams. During 2002, Reebok will sponsor several NBA and WNBA events in order to leverage its new relationship with those leagues.

Licensing

        Reebok pursues a strategic trademark and technology licensing program. This program seeks opportunities for licensing Reebok's trademarks, patents, and other intellectual property to third parties for sporting goods, equipment, apparel, and related products and services. The licensing program is designed to expand the REEBOK brand into new sports and fitness markets, to grow the REEBOK brand in new non-sports and fitness markets, and to enhance the reputation of Reebok's brands and technologies. Reebok believes that its licensing program reinforces its reputation as a market leader.

        Pursuant to its licensing program, Reebok has a full line of REEBOK branded fitness equipment products for the home market, as well as various fitness equipment products designed for use in health clubs and other institutional markets. During 2001, Reebok launched the REEBOK Core Board, an innovative multi-dimensional cross-training system, and its Core Training program in the home and club markets. Through a licensee, Reebok also markets and sells a line of strength equipment products in Europe and South America. In April 2001, Reebok launched its line of fitness waters, enhanced water beverages featuring vitamins, minerals, and electrolytes.

        Reebok is a partner in REEBOK Sports Club/NY, a premier sports and fitness complex in New York City featuring a wide array of fitness equipment, facilities, and services in a luxurious atmosphere. The club utilizes approximately 125,000 square feet and occupies five floors of the Lincoln Square project. Reebok has also entered into a license agreement under which its licensee developed a REEBOK Sports and Fitness Center in Bologna, Italy, which opened in early 1999. Reebok also has REEBOK Sports Clubs in Madrid, Spain and Sao Paolo, Brazil, both of which opened in 2000. In addition, in 2001 Reebok entered into an agreement to become a partner in the REEBOK Sports Club/London at Canary Wharf, a premier sports and fitness center comprising approximately 100,000 square feet in Canary Wharf, London, which is expected to open in late 2002.

THE ROCKPORT COMPANY    --    Rockport designs, produces, and distributes specially engineered comfort footwear for men and women worldwide under the ROCKPORT brand, and in 2001 produced and distributed apparel through a licensee. In 2001, in furtherance of the Company's shared services objective, Rockport consolidated its corporate headquarters into Reebok's Canton facility and sold its former headquarters building in Marlborough, Massachusetts.

        Rockport's net sales decreased to $399.6 million in 2001 from approximately $422.4 million in 2000, a reduction of approximately 5.4%. In 2001 Rockport's international revenues increased approximately 5.2% from its international revenues in 2000.

        Designed to address the different aspects of consumers' lives, Rockport's product line includes performance, casual, and dress shoes. In 2001, Rockport focused on contemporizing its men's product offerings with the introduction in Spring 2001 of the DRESSPORTS® 2.0 collection, featuring

-- 8

updated, modern silhouettes while retaining the engineered comfort of its classic DRESSPORTS line, and the launch in Fall 2001 of the premium "circle r" line, featuring sophisticated, fashion- forward styling. Rockport continued to use proprietary technologies to enhance comfort, incorporating into women's walking products its "Sole Identity" footbed, a microwaveable footbed that custom molds to a wearer's foot shape. Finally, in 2001 Rockport signed a license agreement for the development of a children's footwear line under the ROCKPORT trademark, expected to launch in Fall 2002.

        Rockport markets its products to authorized retailers throughout the United States primarily through a locally-based employee sales staff, although Rockport utilizes independent sales agencies in certain distribution channels. Internationally, Rockport markets its products through approximately 30 distributors in approximately 50 foreign countries and territories. Many of the international distributors are subsidiaries of the Company, the others being joint venture partners or independent distributors that also sell REEBOK branded products. Rockport's direct consumer purchase program allows consumers to purchase select ROCKPORT products through Rockport's website located at rockport.com.

        Rockport distributes its products in the United States predominantly through select higher-quality national and local shoe store chains, department stores, independent shoe stores, and outdoor outfitters, emphasizing retailers that provide substantial point-of-sale assistance and carry a full product line. Rockport also sells its products in ROCKPORT concept or company stores in San Francisco (California), Newport (Rhode Island), King of Prussia (Pennsylvania), Boston (Massachusetts), New York City (New York), Santa Monica (California), Braintree (Massachusetts) and Las Vegas (Nevada). In addition, there are a number of ROCKPORT shops — independent stores that sell Rockport products exclusively — in and outside the United States. Rockport has not pursued mass merchandisers or discount outlets for the distribution of its products.

RALPH LAUREN FOOTWEAR    --    Net sales for Ralph Lauren Footwear decreased to approximately $97.3 million in 2001 from approximately $106.7 million in 2000, a reduction of 8.8%. In 2001, a new management team was appointed to run the Ralph Lauren footwear business. Its product line features traditional classics in addition to POLO SPORT®, the POLO JEANS CO.® line, a more fashion forward collection targeted to males between the ages of 16 and 25, and a children's line targeted to boys and girls between the ages of 5 and 12. Ralph Lauren Footwear also features dress and casual silhouettes influenced by the LAUREN® product line. Ralph Lauren Footwear sells RALPH LAUREN® and POLO RALPH LAUREN® products through top-tier retailers. The POLO JEANS CO. and POLO SPORT lines are sold through major department stores and through POLO JEANS CO. and POLO SPORT specialty stores, respectively.

        Internationally, Ralph Lauren Footwear has distributors in Japan, Canada, and Central America that market RALPH LAUREN footwear products in approximately 8 foreign countries and territories while products are distributed primarily through independent agents in Europe. Ralph Lauren Footwear markets its products to authorized retailers principally through an employee staff. Products are also sold through space licensing arrangements at approximately 29 Ralph Lauren/Polo-owned retail stores. Ralph Lauren Footwear operates concept footwear departments in POLO RALPH

9 --

LAUREN stores in a number of locations in the United States, including New York City (New York), Beverly Hills (California), Chicago (Illinois), and Palm Beach (Florida). In addition, Ralph Lauren Footwear has footwear retail operations in approximately 17 POLO RALPH LAUREN factory direct stores and operates four factory direct stores: Ellenton (Florida), Orlando (Florida), Freeport (Maine), and Wrentham (Massachusetts).

GREG NORMAN COLLECTION    --    The Company's Greg Norman Collection produces a range of men's apparel and accessories marketed under the GREG NORMAN name and logo. Originally a golf apparel line, the Greg Norman Collection has grown its line of men's sportswear to include products ranging from leather jackets and sweaters to activewear and swimwear. In addition, the Greg Norman Collection offers GREG NORMAN belts, small leather goods, and hosiery products, which are sold through licensees of the Company. Products are sold principally at upper-end price points in department and men's specialty stores, on-course pro shops and golf specialty stores, as well as in GREG NORMAN-dedicated shops.

        In December 1999, the Greg Norman Collection expanded its line of products by assuming responsibility for the golf footwear business from Reebok. During 2001, the Greg Norman Collection continued its marketing efforts on the DMX Trac technology used in REEBOK golf shoes, accentuated by a new fixturing and point-of-sale program introduced in Spring 2001.

        In 2001, the Greg Norman Collection further expanded its product offerings with the introduction of REEBOK branded men's golf apparel for mid-tier distribution. Also during 2001, the Greg Norman Collection continued to offer a line of moisture management golf shirts marketed under the trademark PLAY DRY™. Additional PLAY DRY branded products, including shorts, socks, hats, and outerwear, were added throughout the course of 2001.

        The Greg Norman Collection engages in licensing arrangements for three categories of products: hats and accessories, leather goods and travel goods, and corporate sales. Licensing its corporate sales business offers the Greg Norman Collection an opportunity to gain royalties and increase brand exposure without incurring the risk of maintaining a large inventory, as would typically be required in this channel. Additionally, the Greg Norman Collection utilizes a combination of distributors and licensees to market and distribute GREG NORMAN branded products internationally. The brand is currently represented in Australia, Singapore, Malaysia, and Indonesia in the Far East; in several Middle East countries; in England, Ireland, Scotland, Portugal, Germany, France, and the Benelux countries in Europe; in Canada; and in Mexico. During 2002, the Greg Norman Collection plans to further develop the Far East and Latin American markets.

        During 2002, the Greg Norman Collection will continue to offer a broad variety of lifestyle products and to expand into international markets, as well as corporate accounts, through various licensing and distribution arrangements.

        The Greg Norman Collection is marketed through its endorsement by professional golfer Greg Norman, and a marketing and advertising campaign designed to reflect his multi-faceted, powerfully active and elegant lifestyle. Marketing activities include print advertising in consumer and trade

-- 10

periodicals, retail in-store promotions, trade shows, and a worldwide merchandise fixturing program that ensures a consistent aesthetic presentation on a global basis. The Greg Norman Collection products are sold by a combination of independent sales representatives and employee account executives.

TRADEMARKS AND OTHER PROPRIETARY RIGHTS    --    The Company owns the REEBOK and ROCKPORT trademarks, and has contractual rights that survive in perpetuity to use the GREG NORMAN name and logo. We also have rights to use the RALPH LAUREN name and logo under a 1996 agreement, which we renewed effective January 1, 2001 for a further term of five years, and rights to use certain marks of the NFL and NBA pursuant to our licensing arrangements with each league, respectively. We believe that our REEBOK and ROCKPORT trademarks, and our rights to use these other names and logos, are of great value and that loss of any of these trademark rights could have a serious impact on our business. We are vigilant in protecting our marks, including the GREG NORMAN name and logo, from counterfeiting and infringement and cooperate with the established trademark enforcement programs of the NFL and NBA.

        We also believe that our technologies and designs are of great value and are vigilant in procuring and enforcing our patents and other proprietary rights in the United States and other countries.

RESEARCH AND DEVELOPMENT    --    We continue to be committed to bringing our consumers innovative technology in both our footwear and apparel products, and to this end engage in significant product research and development.

        In 2001, the Company spent approximately $41.7 million on product research, development, and evaluation, compared to $49.8 million in 2000 and $55.4 million in 1999.

TECHNOLOGY    --    The Company places a strong emphasis on technology and has continued to incorporate various proprietary performance technologies in its products, focusing on cushioning, stability, and lightweight features in its footwear and on comfort and moisture management in its apparel.

        As part of our commitment to offer leading footwear technologies, we engage in product research, development, and design activities in our headquarters, where a state-of-the-art product development facility is dedicated to the design and development of technologically advanced athletic and fitness footwear. We also have product development centers in Korea, China, and Taiwan to enable development activities to be more closely integrated with production.

        Our most significant technologies are DMX®, the PUMP®, and 3D ULTRALITE. The DMX technology provides superb cushioning utilizing a heel-to-forefoot, active airflow system that delivers cushioning when and where it is needed. Originally introduced in 1995, we have enhanced and expanded this technology by developing multiple versions of DMX to meet the performance demands of various activities, taking into account performance attributes, aesthetics, and price among the various versions. Current versions include: a six-pod system (the DMX(6)), a ten-pod system (the DMX(10)), two two-pod systems (the DMX(2) and DMX(2x)), a DMX sockliner, and the DMX

11 --

"Stimpak." Throughout 2001, we continued to increase the range of products featuring DMX technology with the introduction of numerous new shoe models. We also continued to incorporate 3D ULTRALITE, our proprietary material allowing midsole and outsole to be combined in a single, injection molded unit, in our performance footwear. 3D ULTRALITE provides a unique blend of lightweight, flexible, and durable properties. In 2001 the Company began to redevelop its proprietary inflatable shoe technology, THE PUMP®, exploring broader and more varied applications for this technology in its footwear. It is expected that new inflatable shoe products will be introduced in late 2002.

        Finally, we have incorporated advanced technologies into certain of our apparel products with the HYDROMOVE® and more advanced PLAY DRY™ moisture-management systems. These moisture-wicking technologies help to keep athletes dry and thereby facilitate regulation of the wearer's body temperature. We plan to expand the range of apparel products incorporating moisture-management technologies going forward.

SEASONALITY    --    Sales by the Company of athletic and casual footwear tend to be seasonal in nature, with the strongest sales occurring in the first and third quarters. Apparel sales also generally vary during the course of the year, with the greatest demand occurring during the Spring and Fall seasons.

SINGLE CUSTOMER    --    There was no single customer of the Company that accounted for 10% or more of overall net sales in 2001. Nevertheless, the Company does have certain significant customers, the loss of any one of which could have an adverse effect on its business. There could also be a negative effect on our business if any such significant customer became insolvent or otherwise failed to pay its debts.

COMPETITION AND COMPETITORS    --    Competition in the sports and fitness footwear and apparel business is intense, with new entrants and established companies providing challenges in every category. Competitors of REEBOK branded footwear include a number of sports and fitness footwear and apparel companies, such as Nike, adidas, Fila, New Balance, and Skechers. Apparel competitors include numerous brands such as Nike, adidas, Rocawear, Ecko, Brand Jordan, FUBU, Mecca, and ENYCE. We rely on our relationships with prominent athletes, as well as college teams and professional leagues to help promote our products. We also engage in sponsorships of sporting events and other activities to help market our products. We believe we are competitive in all these areas.

-- 12

        The Company's other product lines also continue to confront strong competition. The casual footwear market into which the ROCKPORT branded product categories fall is also highly competitive. Due to the diversity of product designs and intended end uses, however, there are very few companies that Rockport competes with directly in every product category. Companies that could be described as competitors in specific product categories include, among others, Timberland, Clarks, Ecco, Mephisto, Bass, Bostonian, Merrell, Easy Spirit, Nine West, and Gabor. ROCKPORT branded product occupies a strong position in the comfort and walking shoe market. Competition in this area has intensified as the activity of walking has grown in popularity and as athletic shoe companies have entered the market. In addition, Rockport also produces men's and women's dress shoes and competes in this market with other leading makers of dress shoes.

        The Greg Norman Collection competes with Tommy Hilfiger, Ralph Lauren, Nautica, Ashworth, Cutter & Buck, and other makers of men's casual sportswear and golf apparel and footwear. The RALPH LAUREN footwear brand competes with such brands as Cole Haan, Timberland, Tommy Hilfiger, Prada and Gucci.

MANUFACTURING    --    Most of the Company's products are produced by independent manufacturers, which are principally located outside the United States. However, we source some of our apparel and some of the component parts used in our footwear from independent manufacturers located in the United States. In addition, we currently utilize the services of facilities in Indianapolis, Indiana and Mattapoisett, Massachusetts (the leases to which we acquired from LogoAthletic during 2001) to provide apparel and accessory finishing across all of our brands, including our sports licensing business. Each of our operating units generally contracts with its manufacturers on a purchase order basis, subject in most cases to the terms of a formal manufacturing agreement between the Company and such manufacturers. All contract manufacturing is performed in accordance with detailed specifications furnished by the operating unit, and are subject to strict quality control standards, with a right to reject products that do not meet specifications. To date, we have not encountered any significant problem with product rejection or customer returns due to quality problems. We generally consider relationships with our contract manufacturers to be good.

        As part of our commitment to human rights, we require agents and/or manufacturers of our products to apply the Reebok Human Rights Standards, which set forth acceptable factory policies and procedures regarding workplace conditions. We use a global monitoring program to implement these standards. Through our human rights initiatives, we have an ongoing program to provide technical assistance to improve air quality in factories producing our footwear, have implemented a worker communication system to resolve conflicts in such factories, and have taken other steps to improve workplace conditions consistent with the Company's Human Rights Production Standards. In conjunction with our human rights program, we required our suppliers of soccer balls in Pakistan to end the use of child labor by centralizing all production, including ball stitching, so that the labor force can be adequately monitored to prevent the use of child labor. REEBOK branded soccer balls are sold with a guarantee that the balls are made without child labor.

13 --

        Similarly, we are cognizant of the need to monitor carefully the substances used in the manufacture of our products and to assure that the health of the consumer, as well as the overall environment, is protected. To this end, we maintain a comprehensive list of restricted substances, the use of which is either limited or prohibited in any product manufactured for us. Vendors whose materials are used in the production of our products, and factories that assemble the products, are required to certify that they are in compliance with the Reebok Restricted Substances Policy. We continue to monitor governmental restrictions worldwide, which are then incorporated into the Restricted Substances Policy. However, the Restricted Substances Policy exceeds the mandated governmental restrictions in many respects. For example, although not required to do so by any laws or governmental regulations, the Company is in the final stages of eliminating PVC from its products, a process we anticipate will be substantially completed during 2002.

        China, Indonesia, and Thailand were our primary sources for footwear, accounting for approximately 51%, 28%, and 15%, respectively, of total footwear production during 2001 (based on the number of units produced). Our largest manufacturer accounted for approximately 19% of total footwear production in 2001.

        We maintain a network of affiliates in China, Hong Kong, Indonesia, Thailand, Taiwan, and South Korea to inspect certain components and materials purchased by manufacturers for use in footwear production, facilitate the shipment of footwear from the shipping point to the point of destination, and to help arrange for the issuance of letters of credit or wire transfers, the primary means used to pay the footwear manufacturers for finished products. Our apparel group utilizes the services of independent third parties, as well as our Hong Kong subsidiary and its affiliates in the Far East, to assist in the placement, inspection, and shipment of apparel and accessories orders internationally. Our apparel group retains and manages those independent contractors responsible for production of apparel in the United States. The remainder of our order placement, quality assurance and inspection work is handled by a combination of employees and independent contractors for the various countries in which our products are made.

SOURCES OF SUPPLY    --    The principal materials used in our footwear products are leather, nylon, rubber, ethylvinyl acetate, and polyurethane. Most of these materials can be obtained from a number of sources, although a loss of supply could temporarily disrupt production. Some of the components used in our technologies are obtained from only one or two sources, and thus a loss of supply could disrupt production. The principal materials used in our apparel products are cotton, fleece, nylon, and spandex. These materials can be obtained from a number of sources.

        Footwear products that are manufactured overseas and shipped to the United States for sale are subject to U.S. Customs duties. Duties on the footwear products imported by the Company range from 5.1% to 66% (plus a unit charge in some cases of $1.58), depending upon the construction and whether the principal component is leather or some other material.

        As with its international sales operations, the Company's footwear and apparel production operations are subject to the usual risks of doing business abroad, such as import duties, quotas and other threats to free trade, foreign currency fluctuations and restrictions, labor unrest and political

-- 14

instability, as more fully described below in the section entitled TRADE POLICY. The Company believes that it has the ability to develop, over time, adequate substitute sources of supply for the products obtained from present foreign suppliers. If, however, events should prevent us from acquiring products from our suppliers in China, Indonesia, or Thailand or significantly increase the cost of such products, our operations could be seriously disrupted until alternative suppliers were found, with a significant negative financial impact.

TRADE POLICY    --    With the recent admission of China into the World Trade Organization (WTO) and the concomitant obligations of both the United States and China thereunder, the threat of U.S. restrictions on the import of shoes from China has receded substantially. We do not believe import restrictions will be imposed during 2002. China remains the largest source of footwear for us and our major competitors. Should trade between China and the U.S. be interrupted, Reebok, as well as its competitors, would face similar challenges to locate alternative manufacturing sources for its products.

        The United States has increased enforcement of apparel/textile import quotas, as well as surveillance of working conditions relating to the manufacture of apparel overseas. This has resulted in additional inspection and documentation requirements upon entry of the products into the United States, and in some cases, delays in delivery to customers. This is a concern of trade associations representing the entire U.S. apparel import industry. We believe that due to our diversified apparel sourcing and careful selection of vendors and factories, consistent with our Human Rights Production Standards, import enforcement will not require a change in sourcing, although delivery delays could occur while documentation is processed. However, such delays will not impact us to a greater extent than our major competitors.

        The European Union (the "EU") imposed import quotas on certain footwear from China in 1994. The effect of such quota scheme on the Company has not been significant because the quota scheme provides an exemption for certain higher-priced special technology athletic footwear, which exemption is available for most REEBOK branded products and some ROCKPORT branded products. The EU and individual EU member states continue to review the athletic footwear exemption, which applies to both the quota scheme and antidumping duties discussed below. The Company, on its own as well as through relevant trade associations, is working to prevent imposition of a more limited athletic footwear exception. Should revisions be adopted narrowing such exemption, certain of our product lines could be affected adversely, requiring sourcing from countries other than China or minor design modification. Should any narrowing of the exemption be imposed, we do not expect that our products would be more severely affected than those of our major competitors.

        In addition to the quotas on China-sourced footwear, the EU has imposed antidumping duties against certain textile-upper footwear from China and Indonesia. A broad exemption from the dumping duties is provided for athletic textile footwear, which covers most models sold under the REEBOK brand. If the athletic footwear exemption remains in its current form, few REEBOK branded product lines will be affected by the duties; however, ROCKPORT branded products would be subject to these duties. Nevertheless, we believe that those products affected by the duties can

15 --

generally be sourced from other countries not subject to such duties. If, however, we were unable to implement such alternative sourcing arrangements, certain of our product lines could be adversely affected by these duties.

        The EU also has imposed antidumping duties on certain leather-upper footwear from China, Thailand, and Indonesia. These duties apply only to low-cost footwear, below the import prices of most products sold under the REEBOK and ROCKPORT brands. Thus, the Company's products have not been significantly impacted by such duties.

        The EU continues to expand its list of restricted substances in consumer products. We have taken aggressive steps to ensure that our suppliers and factories are in full compliance with EU directives and the enforcement initiatives of EU member states. Despite these efforts, from time to time we may have some product already in the distribution chain that does not comply with the most recent EU Directives. This could cause some disruption to the delivery of product to the market. As a result, it may be necessary to substitute styles, to delay deliveries, or even to forego sales. We believe that our major competitors are similarly impacted by these EU restrictions.

        We are also aware of possible consumer rejection of products containing substances not restricted by the EU or any member state for environmental, health, and human rights concerns. Such consumer action, and the response of retailers, could disrupt distribution and cause withdrawal of the product from the market, which would substantially impact our sales of those specific products. To date we have not encountered rejection of any of our products, but we are aware of such consumer action against certain competitors' products, which has led to the voluntary recall of such products. While it is impossible to predict such consumer action, we are closely monitoring the demands of non-governmental organizations active in Europe. We believe that the Company is no more exposed to such adverse action than its major competitors.

PRINCIPAL PRODUCTS    --    Sales of the following categories of products contributed more than 10% to the Company's total consolidated revenue in the years indicated: 2001, footwear (approximately 70%) and apparel (approximately 30%); 2000, footwear (approximately 73%) and apparel (approximately 27%); and 1999, footwear (approximately 71%) and apparel (approximately 29%).

BACKLOG    --    As of December 31, 2001 the backlog of orders that we believe to be firm (though cancelable by the purchaser) totaled approximately $979.4 million, compared to $967.4 million as of December 31, 2000. The backlog position is not necessarily indicative of future sales because the ratio of future orders to "at once" shipments and sales by Company-owned retail stores may vary from year to year. In addition, many markets in South America and Asia Pacific are not included in the backlog, since sales are made in those regions through our independent distributors.

WORKING CAPITAL ITEMS    --    With respect to working capital items, the Company must commit to production tooling, and in some cases, to production in advance of orders because of the relatively long lead times for design and production in the footwear industry. We must also maintain

-- 16

inventory to fulfill "at once" shipments. We believe our practices with respect to working capital items are consistent with the footwear and apparel industry in general.

        The Company has a committed $300 million revolving credit facility with a syndicate of banks, together with a Letter of Credit subfacility of $200 million. It is the Company's intention to replace this credit facility prior to its scheduled expiration on August 31, 2002. We also have various arrangements with numerous banks that provide an aggregate of approximately $514 million of uncommitted facilities, substantially all of which are available to our foreign subsidiaries. Of this amount, approximately $221 million is available for short-term borrowings and bank overdrafts, with the remainder available for letters of credit for inventory purchases. At December 31, 2001, approximately $121 million was outstanding for open letters of credit for inventory purchases, in addition to approximately $12 million in notes payable to banks, and $4 million was outstanding under a standby letter of credit.

        The Company also has authority to issue up to $200 million of commercial paper which is supported to the extent available by its revolving credit and loan agreements referred to above. As of December 31, 2001, we had no commercial paper obligations outstanding.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS    --    Financial information about geographic operations appears in Note 14 of the consolidated financial statements on page 61.

EMPLOYEES    --    As of December 31, 2001, the Company had approximately 6,700 employees in all operating units. None of these employees are represented by a labor union, except for the approximately 200 employees in France who have a workers' committee. We have never suffered a material interruption of business caused by labor disputes with employees, and we consider employee relations to be good.

EXECUTIVE OFFICERS OF THE REGISTRANT    --    The following information is submitted as to the executive officers of the Company:

Name	Age	Office Held
Paul B. Fireman	58	Chief Executive Officer and Chairman of the Board of Directors
Jay M. Margolis	53	President and Chief Operating Officer
David A. Perdue	52	Executive Vice President, President and Chief Executive Officer of the Reebok Brand
Kenneth I. Watchmaker	59	Executive Vice President, Chief Financial Officer
James R. Jones, III	57	Senior Vice President and Chief Human Resources Officer
David A. Pace	41	Senior Vice President, General Counsel and Clerk
Richard Paterno	44	Senior Vice President, President of The Rockport Company, LLC
Terry R. Pillow	48	Senior Vice President, President and Chief Executive Officer of Ralph Lauren Footwear Company

17 --

        Executive officers hold office until the first meeting of the Board of Directors following the annual meeting of stockholders, or special meeting in lieu thereof, and thereafter until their respective successors are chosen and qualified.

        Paul B. Fireman is the founder of the Company and has served as its Chief Executive Officer since the Company's founding in 1979 and its Chairman of the Board since 1986. Mr. Fireman served as President of the Company from 1979 to 1987 and was appointed again to that position in 1989, in which he continued to serve until the appointment of Jay Margolis in December 2001. Mr. Fireman has been a Director since 1979.

        Jay M. Margolis became President and Chief Operating Officer in December 2001. Mr. Margolis joined the Company as Executive Vice President and President of the Specialty Business Groups in December 2000. Mr. Margolis is now responsible for overseeing the management of The Reebok Brand (including its league licensing business), The Greg Norman Collection, Ralph Lauren Footwear Co., and The Rockport Company. Prior to joining the Company, he served as the Chairman and CEO of E7th.com, a business-to-business supply solution for the footwear industry that linked wholesalers with retailers. Mr. Margolis also served as Chairman and CEO of Esprit de Corporation (1995-1999). From 1992-1994, he was President and Vice Chairman of the Board of Directors of Tommy Hilfiger. Mr. Margolis spent nine years at Liz Claiborne, Inc. where he held several positions including Vice Chairman of the Board of Directors (1989-1992), President of Liz Claiborne Sportswear (1986-1989) and President of Liz Claiborne Menswear (1983-1986).

        David A. Perdue was appointed President and Chief Executive Officer of the Reebok Brand and Executive Vice President of the Company in January 2001. Mr. Perdue joined the Company in September 1998 as Senior Vice President, Global Supply Chain. He was promoted to Executive Vice President, Global Operating Units of the Reebok Brand in October 1999. From 1994 until he joined the Company, Mr. Perdue was Senior Vice President of Haggar, Inc., where he was responsible for all aspects of operations, from planning through distribution. From 1992 until 1994, he was based in Hong Kong as Senior Vice President of Operations for Sara Lee.

        Kenneth I. Watchmaker has been an Executive Vice President of the Company since February 1994 and was appointed Chief Financial Officer in June 1995. Prior to his appointment as Chief Financial Officer, he was Executive Vice President with responsibility for finance, footwear production, and management information systems. He joined the Company in July 1992 as Executive Vice President, Operations and Finance, of the Reebok Brand. Prior to joining the Company, Mr. Watchmaker was a Senior Partner of Ernst & Young LLP.

        James R. Jones, III has been Senior Vice President and Chief Human Resources Officer for the Company since May 1998. Mr. Jones joined the Company as Senior Vice President of Human Resources for the Reebok Brand in April 1997. Prior to that, Mr. Jones was Vice President of Human Resources of Inova Health System from May 1996 through April 1997. From July 1995 through May 1996, Mr. Jones was the Senior Vice President of Human Resources of Franciscan Health System. Prior to that, since 1991, Mr. Jones was the Vice President of Human Resources of The Johns Hopkins University.

-- 18

        David A. Pace became a Senior Vice President of the Company in February 2001, having been appointed Vice President and General Counsel, and elected Clerk, in December 1999. From May 1999 until his promotion, Mr. Pace was Vice President, Global Alliances and Endorsements for the Reebok Brand. Prior to this position, Mr. Pace was Assistant General Counsel from January 1997 until May 1999. In June 1995, Mr. Pace joined the Company's legal department as Counsel-Marketing. Prior to joining the Company, Mr. Pace was Vice President and General Counsel of Applied Extrusion Technologies, Inc. from June 1994 to June 1995, prior to which he was an associate at the office of the law firm of Ropes & Gray.

        Richard Paterno became Senior Vice President of the Company and President of The Rockport Company in June 2001. Mr. Paterno was initially hired as Executive Vice President for Sales and General Merchandise Manager of Women's for Rockport in May 2001. Prior to joining Rockport, Mr. Paterno worked for Easy Spirit since its inception in 1987 in various capacities. Mr. Paterno was Executive Vice President of Sales and Marketing from 1996 until October 1999 when he was promoted to President of Easy Spirit. Mr. Paterno held this position until May 2001 when he joined Rockport.

        Terry R. Pillow became President and Chief Executive Officer of Ralph Lauren Footwear in June 2001. Mr. Pillow joined the Company as Senior Vice President of the Company and President and Chief Executive Officer of The Rockport Company in 1999. Prior to joining the Company, Mr. Pillow was President of the apparel division of Coach Leatherware, a subsidiary of Sara Lee Corporation. From 1989 to 1994, Mr. Pillow served as President of A/X Armani Exchange, New York.

Item 2. Properties.

        The Company leases most of the properties that are used in its business. In 2000, the Company moved its corporate headquarters, including the principal offices of the Reebok Brand and its U.S. operations, to newly built facilities in Canton, Massachusetts. The headquarters building contains approximately 522,000 square feet of space sited on a 42-acre campus. We entered into an operating lease agreement in 1998 for the purpose of financing construction of the new facility. Under the agreement, the lessor purchased the property and paid for the construction costs, and is currently leasing the facility to the Company. The initial lease term is six years, with five two-year renewal options. The lease provides substantial residual value guarantees by the Company and includes a purchase option at the original cost of the property.

        As a result of the move to new corporate headquarters, we have been able to consolidate operations previously housed in several buildings at various locations. For instance, in 2001 Rockport moved its corporate headquarters to our new facilities in Canton, Massachusetts and sold the building in Marlborough, Massachusetts that had served as its corporate headquarters since 1993. In addition, we maintain our principal U.S. warehouse and distribution center, containing approximately 450,000 square feet of usable space, in Stoughton, Massachusetts, approximately five miles from the new headquarters facility. We also lease approximately 330,000 square feet of space in Memphis, Tennessee and sublease approximately 221,000 square feet of space in Norwood, Massachusetts used

19 --

as warehouse and distribution centers. Rockport owns its principal U.S. distribution center, which consists of approximately 285,000 usable square feet on approximately 140 acres of land in Lancaster, Massachusetts.

        Our international operations were previously headquartered in Stockley Park, London, where the Company's U.K. subsidiary still leases approximately 37,000 square feet under a fifteen-year lease guaranteed by the Company. This property has been subleased to two parties for the term of the lease.

        In June 1998, we entered into an operating lease agreement for the purpose of financing construction costs for a new distribution facility in Rotterdam, The Netherlands. Under the agreement, the lessor leased the land pursuant to a 99-year ground lease and paid for the construction costs, and currently leases the entire facility to the Company. The initial lease term is six years, with one five-year renewal option. The lease provides for substantial residual value guarantees by the Company and includes a purchase option at the original cost of the property.

        The Company and its subsidiaries own and lease other warehouses, offices, showrooms, and retail and other facilities in the United States and in various foreign countries to meet their space requirements. Reebok believes that these arrangements are satisfactory to meet its needs.

Item 3. Legal Proceedings.

        None.

Item 4. Submission of Matters to a Vote of Security Holders.

        No matter was submitted during the fourth quarter of 2001 to a vote of security holders, through the solicitation of proxies or otherwise.

[The remainder of this page is intentionally left blank.]

-- 20

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

        Our common stock is quoted on the New York Stock Exchange under the symbol RBK. As of March 8, 2002 there were 6,082 record holders of the Company's common stock. The following table sets forth the quarterly high and low sales prices during 2001 and 2000:

	2001		2000
Quarter
	High	Low	High	Low
First	$31.80	$21.80	$9.63	$6.94
Second	33.00	21.90	18.75	9.25
Third	35.75	19.00	21.94	14.81
Fourth	26.96	18.50	28.33	15.75

Item 6. Selected Financial Data.

        The following selected financial data is qualified by reference to, and should be read in conjunction with, the financial statements, including the notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report.

	Year ended December 31,
	2001	2000	1999	1998	1997
	Amounts in thousands, except per share data
Net sales	$2,992,878	$2,865,240	$2,899,872	$3,224,592	$3,643,599
Income before income taxes and minority interest	155,806	135,805	28,038	37,030	158,085
Net income	102,726	80,878	11,045	23,927	135,119
Special charges (net of taxes)	(367)	2,101	39,440	23,674	(839)
Basic earnings per share	1.75	1.42	.20	.42	2.41
Diluted earnings per share	1.66	1.40	.20	.42	2.32
	December 31,
	2001	2000	1999	1998	1997
Working capital	$845,289	$737,066	$626,715	$820,277	$887,367
Total assets	1,543,173	1,463,046	1,564,128	1,684,624	1,756,097
Long-term debt, inclusive of current portion	351,307	358,828	555,469	641,072	760,355
Stockholders' equity	719,938	607,863	528,816	524,377	507,157

        Financial data for 2001 includes a net special charge credit of $367 after taxes. During 2001, the Company recorded a special charge for the integration and consolidation of the Company's Rockport and Ralph Lauren Footwear brands into its shared services operation and reduced certain previously recorded provisions that had been made with respect to the expected proceeds from the sale of one of the Company's subsidiaries. The subsidiary was sold in 2001.

21 --

        In 2000, the Company did not record any new charges, but did increase certain previously recorded estimates by $2,101 after-taxes, or $0.04 per diluted share, based on actual amounts paid by the Company. The change in estimates related primarily to certain provisions that had been made for restructuring activities in the Company's global operations. Financial data for 2000 includes this change in estimates.

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

        Financial data for 1997 includes special charges of $39,161 after-taxes, or $0.67 per diluted share, relating to restructuring activities in the Company's global operations. The 1997 results also include an income tax benefit of $40,000, or $0.69 per diluted share, related to the conclusion in 1997 of outstanding tax matters associated with the sale of one of the Company's subsidiaries in 1996.

Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations

SPECIAL NOTE CONCERNING FORWARD LOOKING STATEMENTS    --    This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements with regard to the Company's revenues, earnings, spending, margins, cash flow, orders, inventory, products, actions, plans, strategies and objectives. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words "believe," "anticipate," "expect," "estimate," "intend," "plan," "project," "will be," "will continue," "will result," "could," "may," "might," or any variations of such words or other words with similar meanings. Any such statements are subject to risks and uncertainties that could cause the Company's actual results to differ materially from those discussed in such forward-looking statements. Prospective information is based on management's then current expectations or forecasts. Such information is subject to the risk that such expectations or forecasts, or the assumptions underlying such expectations or forecasts, become inaccurate.

        Other risks and uncertainties are discussed elsewhere in this report and in further detail under the caption entitled "Issues and Uncertainties", as well as in other reports filed by the Company with the Securities and Exchange Commission ("SEC") such as Forms 8-K and 10-Q. In addition, the Company operates in a highly competitive and rapidly changing environment. Therefore, new risk factors can arise, and it is not possible for management to predict all such risk factors, nor to assess the impact of all such risk factors on the Company's business or the extent to which any individual risk factor, or combination of factors, may cause results to differ materially from those contained in any

-- 22

forward-looking statement. Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

CRITICAL ACCOUNTING POLICIES    --    The Company's significant accounting policies are described in Note 1 to the consolidated financial statements included in Item 8 of this Form 10-K. The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to the carrying value of inventories, realizability of outstanding accounts receivable, sales returns and allowances, and the provision for income taxes. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. In the past, actual results have not been materially different from the Company's estimates. However, results may differ from these estimates under different assumptions or conditions.

        The Company has identified the following as critical accounting policies, based on the significant judgments and estimates used in determining the amounts reported in its consolidated financial statements:

Sales Returns and Allowances

        The Company records reductions to revenue for estimated customer returns and allowances. The actual amount of customer returns or allowances could result in adjustments to those estimates.

Accounts Receivable

        The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company estimates potential losses based on its knowledge of the financial condition of certain customers, as well as, an assessment of the overall conditions at retail. Historically, losses have been within the Company's expectations. If the financial condition of the Company's customers were to change, adjustments may be required to these estimates. Furthermore, the Company provides for estimated losses resulting from differences which arise from the gross carrying value of its receivables and the amounts which customers estimate are owed to the Company. The settlement or resolution of these differences could result in future changes to these estimates.

Inventory Valuation

        The Company values its inventory at the lower of cost or market, determined by the difference between the cost of the inventory and the estimated market value based upon assumptions about

23 --

future demand and market conditions. If actual market conditions are more or less favorable than those projected by management, adjustments may be required.

Hedging Policies

        The Company uses foreign currency forward contracts, options contracts and interest rate swap agreements to hedge its exposure to: (1) merchandise purchased in U.S. dollars that would be sold to customers in other currencies, (2) significant intercompany assets and liabilities denominated in other currencies and (3) interest rate movement. If actual fluctuations in foreign exchange rates or interest rates are more or less favorable than those projected by management, future operating results may be impacted by adjustments to these estimates.

Income Taxes

        The carrying value of the Company's net deferred tax assets assumes that the Company will be able to generate sufficient future taxable income in certain tax jurisdictions to realize the value of these assets. If the Company is unable to generate sufficient future taxable income in these jurisdictions an adjustment may be required to the net carrying value of the deferred tax assets resulting in additional income tax expense in the Company's consolidated statement of operations. Management evaluates the realizability of the deferred tax assets and assesses the need for any valuation adjustment quarterly.

RECENTLY ISSUED ACCOUNTING STANDARDS    --    The Company has described the impact anticipated from the adoption of certain new accounting pronouncements effective in 2002 in Note 1 to the consolidated financial statements.

OPERATING RESULTS 2001    --    Net sales for the year ended December 31, 2001 were $2.993 billion, a 4.5% increase from the year ended December 31, 2000 sales of $2.865 billion. Sales comparisons were adversely affected by the weakening of most foreign currencies against the U.S. dollar. On a constant dollar basis, which eliminates the effect of currency exchange fluctuations, net sales for the year ended December 31, 2001 increased $193.0 million or 6.9%. Worldwide sales of the Reebok Brand (including the sales of the Greg Norman Collection) were $2.496 billion in 2001 an increase of 6.8% from the year ended December 31, 2000 sales of $2.336 billion. On a constant dollar basis, the Reebok Brand's worldwide sales increased $219.5 million or 9.6%.

        U.S. footwear sales of the Reebok Brand increased 0.6% to $930.5 million in 2001 from $925.1 million in 2000. During the year, U.S. footwear sales to the athletic specialty channel of distribution increased 11%. The Company believes its retail presence in this channel has improved compared to the prior year and that this improvement is strategically important to its long-term objective of growing quality market share in the United States. Sales increased 33% in the key strategic category of basketball. The Company believes that its basketball increase is being fueled by a general resurgence in this category in the U.S. and by the strong presence of its endorsed athletes, led by last season's MVP, Allen Iverson. U.S. sales of the Company's Classic product line increased approximately 10% for the year. The Company believes this increase is partially attributable to a strong positive consumer

-- 24

response to its Classic advertising campaign. During 2001, U.S. footwear sales in the children's category also increased, whereas sales in the cross-training and running categories declined. U.S. apparel sales of the Reebok Brand (including the sales of the Greg Norman Collection) increased by 68.1% to $395.1 million from $235.0 million in 2000. During 2001, the Company entered into new licensing agreements with the National Football League ("NFL") and the National Basketball Association ("NBA"). In order to support its new sports licensing business, in February 2001 the Company purchased selected assets of LogoAthletic ("Logo"). Included in the assets purchased were inventory, equipment, the assumption of certain facility leases and the rights to Logo's trademarks. The total purchase price was $14.2 million. Much of the increase in U.S. apparel sales is from sales of this licensed product, however, wholesale sales of Reebok branded apparel also increased by 13.3% during the year as the result of some new apparel silhouettes with a strategic focus on women's fitness, Allen Iverson inspired street wear, and Classics.

        International sales of the Reebok Brand (including footwear and apparel) were $1.170 billion in 2001, a decrease of 0.5% from sales of $1.176 billion in 2000. On a constant dollar basis, international sales of the Reebok Brand increased $54.0 million or 4.8%. On a reported dollar basis, net sales in Europe increased 1.3% and net sales in the Asia Pacific region decreased 10.3% for the year. On a constant dollar basis, net sales in Europe increased $48.7 million or 6.1% for the year, and sales in the Asia Pacific region increased 1.2%. In Latin America, the Company's sales to its independent distributors increased approximately 7.0% for the year. In constant dollars, international footwear sales increased approximately 6.8%, and international apparel sales increased by approximately 2.5%. Effective January 1, 2001, the Company sold its South African subsidiary to an independent distributor and purchased a majority interest in its Mexican distributor. These changes did not have a material impact on sales or earnings during 2001.

        Rockport's sales for 2001 decreased by 5.4% to $399.6 million from sales of $422.4 million in 2000. Domestic sales for the Rockport brand decreased by 9.0%. A significant portion of this decline occurred post 9/11 as a result of a decline in Rockport's business in the department store channel of distribution, as well as, with the independent shoe stores. In the fourth quarter of 2001, Rockport's domestic business declined by 25%. The Company believes that some of the decline is attributable to retailers adjusting down their model stock positions post 9/11 and that the decline is not indicative of a major deterioration in Rockport's U.S. market share. The Company estimates that Rockport's market share in the U.S. declined by only 50-75 basis points in the fourth quarter. International revenues, which grew by 5.2%, accounted for approximately 28.4% of Rockport's sales in 2001 as compared to 25.5% in 2000. During 2002, Rockport will be launching several new initiatives in order to improve sales performance, including a focused product strategy to enhance Rockport's women's business and a new product segmentation strategy to address the needs of its retailers and consumers.

        Ralph Lauren Footwear had sales of $97.3 million in 2001, a decrease of 8.8% from $106.7 million in 2000. The decline is partially attributable to the weak department store business during most of 2001 and partially due to the re-aligning of the Company's product strategy to conform with that of Polo Ralph Lauren corporate.

25 --

        The Company's overall gross margin was 36.7% of sales for 2001, as compared to 37.9% for 2000, a decrease of 120 basis points. The Company's margins were adversely affected by currency, the promotional retail climate in certain key markets, particularly the U.S., and by the general slowdown in business which occurred post 9/11. Business has gradually rebounded from post 9/11 lows. Based on foreign currency exchange rates on December 31, 2001 and the Company's hedging strategy, currency will continue to adversely impact margins throughout 2002. The Company believes that 2002 gross margins will improve from the fourth quarter 2001 levels. This improvement is based on the Company's belief that there will be an improving retail climate, especially during the second half of 2002, and that this along with an assumed stabilization of foreign exchange rates will cause margins to improve from those experienced in the fourth quarter of 2001.

        Selling, general and administrative expenses for the year ended December 31, 2001 were $913.9 million, or 30.5% of sales, as compared to $915.4 million, or 31.9% of sales for 2000, a decline of $1.5 million or 140 basis points as a percentage of sales. The Company continues to improve its expense leverage while at the same time increasing its Reebok Brand advertising and marketing investments. The Company's shared service operation, which supports its multiple brand strategy, continues to generate improved expense leverage as core services are implemented across all brands. As a result the Company was able to reduce general and administrative type expenses by approximately 7% during 2001.

        Net interest expense was $17.6 million for the year ended December 31, 2001, a decrease of $4.5 million as compared to 2000, as a result of strong cash flow generation and the refinancing of the Company's long-term debt. In the first quarter of 2001, the Company refinanced its term loan which was due August 31, 2002 with the sale of $250 million in 20-Year Convertible Debentures.

        For the year ended December 31, 2001, other expenses, net was $11.5 million. During the year, the Company identified an underaccrual of a buying agent's commissions of approximately $10.6 million relating to 2001 and prior years. In the opinion of the Company, the amounts were not material to prior years. Accordingly, the $10.6 million was recorded in other expense during the second quarter of 2001. Also included in other expenses, net, are the gain from the sale of certain real estate assets of $8.2 million, the amortization of intangibles of $4.0, the write-off of $5.2 million of unamortized debt costs associated with the early extinguishment of the Company's term loan, foreign currency losses and other non-operating income and expenses.

        During 2001, the Company recorded a special charge for the integration and consolidation of the Company's Rockport and Ralph Lauren Footwear brands into its Shared Service operation. The Company also changed certain previously recorded estimates based on actual amounts received or paid by the Company. (See Note 2 to the consolidated financial statements.)

-- 26

        Details of the special charge activity during 2001 are as follows (Dollars in Thousands):

	Total	Legal Settlement	Employee Severance and Other	Marketing Contracts	Fixed Asset Write-downs
Balance, December 31, 2000	$41,893	$15,809	$8,764	$6,828	$10,492
2001 Charge	6,652		6,652
2001 Change in Estimate	(7,184)	3,000	(387)		(9,797)
2001 Utilization	(23,867)	(13,157)	(8,430)	(2,280)

Balance, December 31, 2001	$17,494	$5,652	$6,599	$4,548	$695

        The effective income tax rate was 31.0% for 2001 as compared to 36.1% for 2000. The decrease was primarily due to the geographic mix of earnings. The Company expects that the full year 2002 rate will be approximately 31.0% based on current estimates. However, the rate could fluctuate depending on the amount of, and geographic mix of, the Company's earnings, if the Company incurs non-benefitable losses in certain economically troubled regions, or if there are changes to the statutory rates.

        At December 31, 2001, the Company had recorded net deferred tax assets of $120.4 million, of which $23.0 million is attributable to the expected utilization of tax net operating loss carryforwards. The remainder, $97.4 million, is attributable to the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and to tax credit carryforwards. Although realization is not assured, management believes it is more likely than not that the net deferred tax assets will be realized. The estimate of future taxable income relates to operations of the Company which have, in the past, generated a level of taxable income in excess of amounts of future taxable income necessary to realize the deferred tax assets. In addition, the Company has tax planning strategies which can utilize a portion of the tax net operating loss carryforwards and thereby reduce the likelihood that they will expire unused. However, if the Company's estimates of future taxable income are not realized, the net carrying value of the deferred tax assets could be reduced, thereby impacting future net income.

OPERATING RESULTS 2000    --    Net sales for the year ended December 31, 2000 were $2.865 billion, a 1.2% decrease from the year ended December 31, 1999 sales of $2.900 billion. Sales comparisons were adversely affected by the weakening of various foreign currencies, particularly the Euro and British Pound Sterling. On a constant dollar basis, which eliminates the effect of currency fluctuations, net sales for the year ended December 31, 2000 increased $47.8 million or 1.7%. The Reebok Brand's worldwide sales (including the sales of the Greg Norman Collection) were $2.336 billion in 2000. On a constant dollar basis, the Reebok Brand's worldwide sales increased $45.2 million or 2.0%.

        U.S. footwear sales of the Reebok Brand increased 1.9% to $926.4 million in 2000 from $908.8 million in 1999. Footwear sales increased in all of the Company's key U.S. trade channels. Also for the

27 --

year, full price fill-in business increased 40%, while off-price sales decreased 21% and cancellations decreased 15%.

        U.S. apparel sales of the Reebok Brand (including the sales of the Greg Norman Collection) decreased by 11.3% to $233.7 million from $263.6 million in 1999. Despite the sales decline in the year, maintained gross margins for REEBOK branded apparel improved 440 basis points, cancellations declined and operating expenses were reduced by 19.5%. As a result, the operating profit on U.S. apparel increased. Sales of Greg Norman apparel decreased 13.6% for the year end December 31, 2000 as compared to 1999.

        International sales of the Reebok Brand (including footwear and apparel) were $1.176 billion in 2000, a decrease of 1.7% from sales of $1.196 billion in 1999. On a constant dollar basis, international sales of the Reebok Brand increased $57.5 million or 5.1%. International comparisons were also adversely impacted by the changes to the Company's international distribution network. Effective January 1, 2000, the Company's Switzerland and Russia subsidiaries were sold and became independent distributors. Net sales in Europe decreased 9.2% and net sales in the Asia Pacific region increased 14.3% in the year. Removing the impact of currency and after giving effect to the sale of Russia and Switzerland, net sales in Europe increased $38.8 million or 4.3% as compared to 1999, and sales in the Asia Pacific region increased 9.7% in the year. In Latin America, the Company's sales to its independent distributors increased approximately 37.0% as these distributors increased their purchases to meet local consumer demand. In constant dollars, international footwear sales increased approximately 9.1%, and international apparel sales increased by approximately 0.7%.

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

        The Company's overall gross margin was 37.9% of sales for 2000, as compared to 38.5% for 1999, a decrease of 60 basis points. One of the primary reasons for the decline was the margin erosion in Europe caused by the weakening of the Euro and British Pound Sterling which declined by as much as 20% against the U.S. Dollar since December 1999. In order to mitigate the impact of currency fluctuations on the Company's gross margin in 2001, the Company implemented selective price increases in various countries in Europe, value engineered certain products to provide greater efficiencies, and changed some of its sourcing strategies in order to take advantage of the strong U.S. dollar.

        Selling, general and administrative expenses for the year ended December 31, 2000 were $915.4 million, or 31.9% of sales, as compared to $971.9 million, or 33.5% of sales for 1999 a decline of $56.5 million or 160 basis points as a percentage of sales. General and administrative expenses decreased

-- 28

7.8%. The Company's multiple brand strategy continues to enable the Company to leverage many core competencies across all of its brands for greater business efficiencies.

        Interest expense decreased in 2000 as compared to 1999 as a result of strong cash flow generation and debt repayments. Other expenses, net includes foreign currency losses and net losses from the sale or disposal of certain assets primarily related to facilities consolidation. Also included in other expense is amortization of intangible assets of $5.4 million for the year ended December 31, 2000.

        The Company did not record any new charges, but did change certain previously recorded estimates based on actual amounts received or paid by the Company. (See Note 2 to the consolidated financial statements.)

        Details of the special charge activity during 2000 are as follows (Dollars in Thousands):

	Total Charges	Legal Settlement	Severance and Other	Marketing Contracts	Fixed Asset Write downs
Balance, December 31, 1999	$65,557	$21,424	$19,508	$9,091	$15,534
2000 Change in Estimate	3,289		(2,921)		6,210
2000 Utilization	(26,953)	(5,615)	(7,823)	(2,263)	(11,252)

Balance, December 31, 2000	$41,893	$15,809	$8,764	$6,828	$10,492

REEBOK BRAND BACKLOG    --    The Reebok Brand backlog (including Greg Norman Collection apparel) of open customer orders scheduled for delivery during the period from January 1, 2002 through June 30, 2002 increased 6.4% on a constant dollar basis, or 4.2% in reported dollars as compared to the same period last year. U.S. backlog for the Reebok Brand increased 6.7% and the international backlog increased 5.9% in constant dollars or .6% in reported dollars. Reebok's U.S. footwear backlog increased 3.8% and Reebok's U.S. apparel backlog (including Greg Norman Collection apparel) increased 22.6% as compared to the same period last year. These open backlog comparisons are not necessarily indicative of future sales trends. Many orders are cancelable; sales by Company-owned retail stores can vary from year-to-year; many markets in Latin America and Asia Pacific are not included in the open orders since sales are made by independent distributors; and the ratio of orders booked early to at-once shipments can vary from period to period.

LIQUIDITY AND SOURCES OF CAPITAL    --    Working capital was $845.3 million at December 31, 2001 compared to $737.1 million at December 31, 2000. The current ratio at December 31, 2001 was 2.9 to 1 compared to 2.5 to 1 at December 31, 2000. On February 28, 2001, the Company completed a $250.0 million convertible debt offering. The Company used the net proceeds along with cash on hand to repay the outstanding balance on its term loan. (See Note 5 to the consolidated financial statements).

        Accounts receivable decreased by $40.4 million from December 31, 2000, a decrease of 9.5% primarily attributable to improved cash collections and related cash management strategies. Inventory decreased by $30.7 million, or 7.8% from December 31, 2000 despite the addition of the Company's

29 --

new sports licensing business with the NFL and NBA. The decrease is the result of a focus on the continual improvement of the Company's operating effectiveness. The Company believes that its current rate of turning worldwide inventories is efficient and expects a very modest improvement in this measurement in 2002. Cash provided by operations during 2001 was $176.2 million, as compared to cash provided by operations of $183.1 million during 2000. Cash used for investing activities was $27.3 million as a result of the purchase of Logo and the acquisition of certain minority interests. Capital expenditures for the year ended December 31, 2001 were $27.4 million as compared to $29.2 million in 2000. Capital expenditures for 2002 are expected to be in the range of $50.0 to $60.0 million.

        Cash generated from operations, together with the Company's existing credit lines and other financial resources, is expected to adequately finance the Company's planned 2002 cash requirements. However, the Company's actual experience may differ from the expectations set forth in the preceding sentence. Factors that might lead to a difference include, but are not limited to, the matters discussed in this Annual Report on Form 10-K under the heading "ISSUES AND UNCERTAINTIES," as well as future events that might have the effect of reducing the Company's available cash balances (such as unexpected operating losses or increased capital or other expenditures, as well as increases in the Company's inventory or accounts receivable), or future events that might reduce or eliminate the availability of external financial resources. The Company's existing Credit Agreement with banks is scheduled to expire on August 31, 2002. The Credit Agreement provides the Company with a revolving credit facility of $300 million. The Company did not utilize this revolving credit facility during 2001. However, it is the Company's intention to replace its existing Credit Agreement with banks prior to its expiration.

        Details of the Company's contractual obligations for long-term debt and leases are as follows (see Notes 5 and 6 to the consolidated financial statements):

	Payments Due by Period
	Total	2002	2003	2004	2005+
Long-term Debt	$351.3	$.1	$.1	$.1	$351.0
Operating Leases	185.2	51.8	43.6	29.1	60.7
Capital Lease Obligations	1.3	.2	.2	.2	.7

Total	$537.8	$52.1	$43.9	$29.4	$412.4

ISSUES AND UNCERTAINTIES

The Company's business is subject to economic conditions in its major markets.    Such factors include without limitation, recession, inflation, general weakness in retail markets, and changes in consumer purchasing power and preferences. Adverse changes in such economic factors could have a negative effect on the Company's business. In 2001, the Company saw a considerable slowdown in worldwide growth, particularly following the September 11 terrorist attacks in the U.S. Generally weak economic conditions have led to fluctuations in investor confidence, a softening in consumer demand, and a retrenchment in overall spending. It is anticipated that actions taken in the U.S. by Congress and the Federal Reserve will lay the foundation for a rebound in the U.S. economy during 2002. It is

-- 30

hoped that similar stimulus measures in Europe, the U.K., and Asia/Pacific will energize the economies of those regions and contribute to a broader global recovery. However, such a recovery is contingent on a variety of factors and remains uncertain. Thus we expect the market for our business during 2002 to be challenging, at least in the near term.

The market for athletic footwear and apparel is intensely competitive and if we fail to compete effectively, we could lose our market position.    The athletic footwear and apparel industry is intensely competitive. The principal methods of competition in this industry include price, quality, product design, brand image, marketing and promotion, and our ability to meet delivery commitments to retailers. We compete against a number of domestic and international companies, some of which have greater financial resources than we do. A major marketing or promotional success or technological innovation by one of our competitors could adversely impact our competitive position. Additionally, in countries where the athletic footwear market is mature, our ability to maintain and increase our market share can principally come at the expense of our competitors, which may be difficult to accomplish. Our results of operations and market position may be adversely impacted by our competitors and the competitive pressures in the athletic footwear and apparel industries.

Our athletic footwear and apparel business is subject to consumer preferences and unanticipated shifts in consumer preferences could adversely affect our sales and results of operations.    The footwear and apparel industry is subject to rapid changes in consumer preferences. Consumer demand for athletic footwear and apparel is heavily influenced by brand image. Our initiatives to strengthen our brand image, which include conducting extensive market research, introducing new and innovative products that emphasize fashion, and initiating focused advertising campaigns, may not be successful. Additionally, consumers place an emphasis on the "performance" aspect of our athletic footwear. Consequently, we must utilize current and future technology to continue to offer performance-enhancing products. Our failure to anticipate, identify and react to shifts in consumer preferences and maintain a strong brand image could have an adverse effect on our sales and results of operations.

If we fail to accurately forecast consumer demand, we may experience difficulties in handling customer orders or in liquidating excess inventories and our sales and brand image may be adversely affected.    The athletic footwear industry has relatively long lead times for the design and production of products. Consequently, we must commit to production tooling, and in some cases to production, in advance of orders based on our forecasts of consumer demand. If we fail to forecast consumer demand accurately, we may under-produce or over-produce a product and encounter difficulty in handling customer orders or in liquidating excess inventory. Additionally, if we over-produce a product based on an aggressive forecast of consumer demand, retailers may not be able to sell the product and may return the unsold quantities and cancel future orders. These outcomes could have an adverse effect on our sales and brand image.

Our advertising and marketing expenditures are based on our sales forecasts and our failure to achieve these sales forecasts could adversely affect our profitability.    Our advertising and marketing expenditures are based on sales forecasts. These expenditures are made in advance of

31 --

actual sales. Because the markets in which we do business are highly competitive and our sales are affected by a variety of factors, including brand awareness, changing consumer preferences, and retail market conditions, we may be unable to achieve our sales forecasts. Our failure to achieve our sales forecasts would result in our advertising and marketing expenditures representing a higher percentage of revenues and we could experience higher inventory levels and associated carrying costs, all of which could adversely affect our profitability.

If we are required to decrease the price that we charge for our products, we may earn lower gross margins and our revenues and profitability may be adversely affected.    The prices that we are able to charge for our products depend on the type of product offered, the consumer and retailer response to the product and the prices charged by our competitors. To the extent that we are forced to lower our prices, our gross margins will be lower and our revenues and profitability may be adversely affected.

Our report of our backlog of open orders may not be indicative of our level of future sales.     We report our backlog of open orders for our REEBOK brand. Our backlog position may not be indicative of future sales because many customer orders are cancelable with little or no penalty. In addition, our backlog position does not reflect "at once" shipments, sales by retail stores that we own and sales made by independent distributors.

Our sales and profitability may be adversely affected if our investments in advertising and marketing and our athlete endorsements and athletic sponsorships do not have the effect of increasing retailer acceptance and consumer purchases of our products.    Because consumer demand for athletic footwear and apparel is heavily influenced by brand image, our business requires substantial investments in marketing and advertising, as well as athlete endorsements, athletic sponsorships and retail presence. In the event that these investments do not achieve the desired effect of increasing consumer purchases and retailer acceptance of our products, our sales and profitability may be adversely affected.

Our international sales and manufacturing operations are subject to the risks of doing business abroad, which could affect our ability to sell or manufacture our products in international markets, obtain products from foreign suppliers or control the cost of our products.     We operate facilities and sell products in numerous countries outside the United States. Additionally, a substantial portion of our products are manufactured abroad and we have suppliers located in China, Indonesia, Thailand and the Philippines. Our athletic footwear and apparel sales and manufacturing operations are subject to the risks of doing business abroad. These risks include:

  •
  fluctuations in currency exchange rates;

  •
  political instability;

  •
  limitations on conversion of foreign currencies into United States dollars;

  •
  restrictions on dividend payments and other payments by our foreign subsidiaries;

-- 32

  •
  withholding and other taxes on dividend payments and other payments by our foreign subsidiaries;

  •
  import duties, tariffs, quotas and other restrictions on free trade, particularly as these regulations may affect our operations in China;

  •
  hyperinflation in some foreign countries; and

  •
  investment regulation and other restrictions by foreign governments.

        If these risks limit or prevent us from selling or manufacturing products in any significant international market, prevent us from acquiring products from our foreign suppliers, or significantly increase the cost of our products, our operations could be seriously disrupted until alternative suppliers are found or alternative markets are developed. Although we may enter into forward currency exchange contracts and options to hedge the risk of exchange rate fluctuations, these steps may not fully protect us against this risk and we may incur losses.

Because we rely on independent manufacturers to produce most of our products, our sales and profitability may be adversely affected if our independent manufacturers fail to meet pricing, product quality and timeliness requirements or if we are unable to obtain some components used in our products from limited supply sources.    We depend upon independent manufacturers to manufacture our products in a timely and cost-efficient manner while maintaining specified quality standards. We also rely upon the availability of sufficient production capacity at our manufacturers. Additionally, it is essential that our manufacturers deliver our products in a timely manner because our orders are cancelable by customers if agreed-upon delivery windows are not met. A failure by one or more of our manufacturers to meet established criteria for pricing, product quality or timely delivery could adversely impact our sales and profitability. In addition, some of the components used in our products are obtained from only one or two sources. A loss of one of these supply sources could disrupt and delay production and adversely affect our sales and profitability.

We have substantial existing debt and may incur additional debt in the future.    We have substantial amounts of outstanding indebtedness. Our substantial level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay the principal of, interest on and other amounts due in respect of our indebtedness when due. We may also obtain additional long-term debt and working capital lines of credit to meet future financing needs, which would have the effect of increasing our total leverage. Our substantial leverage could have significant negative consequences, including:

  •
  increasing our vulnerability to general adverse economic and industry conditions;

  •
  limiting our ability to obtain additional financing;

  •
  requiring the dedication of a substantial portion of our cash flow from operations to service our indebtedness, thereby reducing the amount of our cash flow available for other purposes, including capital expenditures;

33 --

  •
  limiting our flexibility in planning for, or reacting to, changes in our business and the industries in which we compete; and

  •
  placing us at a possible competitive disadvantage with less leveraged competitors and competitors that may have better access to capital resources.

        In addition, our lending arrangements restrict our ability to incur liens and require that we maintain a minimum interest coverage ratio and debt to cash flow ratio. Our failure to comply with these requirements could result in a default that, if not cured or waived, could cause our lenders to refuse to extend us credit or require us to repay these borrowings before they are due.

Our competitive position could be harmed if we are unable to protect our intellectual property rights.    We believe that our trademarks, patents, technologies and designs are of great value. From time to time, third parties have challenged, and may in the future try to challenge, our ownership of our intellectual property. In addition, our business is subject to the risk of third parties counterfeiting our products or infringing on our intellectual property rights. We may need to resort to litigation in the future to enforce our intellectual property rights. This litigation could result in substantial costs and diversion of resources. Our failure to protect our intellectual property rights, and in particular, the loss of the REEBOK, ROCKPORT, RALPH LAUREN, GREG NORMAN, or NFL and NBA trademark rights, could have an adverse impact on our business and our competitive position.

We may not be able to realize the full value of our deferred tax assets.    We have approximately $120 million of net deferred tax assets, of which approximately $65 million is attributable to the expected utilization of tax net operating loss carryforwards and tax credit carryforwards. Our ability to realize the full value of the deferred tax assets will depend on several factors including the level of taxable income we generate, the countries in which taxable income is generated and the effectiveness of our tax planning strategies. If our estimates of future taxable income are not realized in the near-term, the value of the deferred tax assets and our future net income could be reduced.

A strengthening United States dollar reduces our reported results of operations from our international business.    In 2001, we derived approximately 37.1% of our revenue from sales in foreign currencies. In our combined financial statements, we translate local currency financial results into United States dollars based on average exchange rates prevailing during a reporting period. During times of a strengthening United States dollar, our reported gross margins for merchandise purchased in U.S. dollars and sold in other currencies may be negatively impacted.

-- 34

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

        The Company prepared a sensitivity analysis of its financial instruments to determine the impact of hypothetical changes in interest rates and foreign currency exchange rates on the Company's results of operations, cash flows, and the fair value of its financial instruments. The interest rate analysis assumed a 100 basis point adverse change in interest rates of all financial instruments. The foreign currency rate analysis assumed that each foreign currency rate would change by 10% in the same direction relative to the U.S. dollar on all financial instruments. Based on the results of these analyses of the Company's financial instruments, a 100 basis point adverse change in interest rates from year-end 2001 levels would reduce the fair value of the interest rate swaps by $20.3 million and a 10% adverse change in foreign currency rates would reduce the fair value of the forward currency exchange contracts and options by $40.6 million. In addition, a 100 basis point increase in interest rates from year-end 2001 levels would increase interest expense on floating rate debt (net of hedges) by $0.5 million.

35 --

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

        As of December 31, 2001, the maximum length of time over which the Company is hedging its exposure to the variability in future cash flows for forecasted transactions, excluding those forecasted transactions related to the payment of variable interest on existing financial instruments, is twelve months. Net gains in other comprehensive income on December 31, 2001, of $4.9 million, subject to subsequent fair market value adjustments of the derivatives, will be reclassified into earnings during the next twelve months when hedged transactions or cash flows materialize. During the twelve months ended December 31, 2001, realized gains of $4.5 million from currency rate hedges were recorded in costs of goods sold. Foreign currency losses realized from settlements of transactions included in other expense, net for the years ended December 31, 2001, 2000, and 1999 were approximately $4.0 million, $7.0 million, and $10.0 million, respectively. Included in other expenses is $0.5 million, representing hedge ineffectiveness of currency hedges, during the twelve months ended December 31, 2001.

        At December 31, 2001, the Company had option and forward currency exchange contracts, all having maturities of less than one year, with a notional amount aggregating $458 million. The contracts involved nine different foreign currencies, of which the Euro currency represented 46% of the aggregate notional amount. The notional amount of contracts intended to hedge merchandise purchases was $403 million.

Interest Rate Swaps

        The Company uses interest rate swap agreements to manage its exposure to interest rate movements. These agreements involve the exchange of variable rate payments and fixed rate payments without the effect of leverage and without the exchange of the underlying principal amount.

        The Company currently has interest rate swap agreements in the notional amount of $172 million in conjunction with certain of the Company's operating leases. The terms of the swap agreements require the Company to make fixed rate payments on a quarterly basis and receive variable rate payments based on three month U.S. dollar LIBOR. These interest rate swap agreements are designated as cash flow hedges under Statement of Financial Accounting Standards No. 133.

        In October 2001, the Company entered into an interest rate swap agreement in the amount of $50 million, receiving fixed rate payments of 6.75% and making variable rate payments of six month US dollar LIBOR plus a spread, in conjunction with the Company's 6.75% Debentures. At December 31,

-- 36

2001 the interest rate on the swap agreement was 4.95%. This interest rate swap agreement is designated as a fair value hedge of the $100 million 6.75% Debentures maturing September 15, 2005 and meets the shortcut method requirements under Statement of Financial Accounting Standards No. 133. The change in fair value of the interest rate swap agreement is exactly offset by the change in fair value of the Debentures.

        The Company has an interest rate swap agreement in the amount of $50 million, expiring in August 2002, that it has determined to be ineffective and has recorded the resulting unrealized loss of $1.2 million on the income statement.

        At December 31, 2001 and 2000, the notional amount of interest rate swap agreements outstanding was $272 million and $322 million respectively. Net gains in other comprehensive income on December 31, 2001, of $6.6 million, subject to subsequent fair market value adjustments of the derivatives, will be reclassified into earnings during the next twelve months when hedged transactions or cash flows materialize. Interest expense in 2001, 2000, and 1999 would not have been materially different if these swap agreements had not been used.

Item 8. Financial Statements and Supplementary Data.

[The remainder of this page is intentionally left blank.]

37 --

Reebok International Ltd.

Consolidated Balance Sheets

	December 31
	2001	2000
	Amounts in thousands, except share data
Assets
Current assets:
Cash and cash equivalents	$413,281	$268,665
Accounts receivable, net of allowance for doubtful accounts (2001, $55,240; 2000, $48,016)	383,372	423,830
Inventory	362,927	393,599
Deferred income taxes	104,280	101,715
Prepaid expenses and other current assets	30,835	37,396

Total current assets	1,294,695	1,225,205

Property and equipment, net	133,952	141,835
Other non-current assets:
Intangibles, net of amortization	76,686	64,288
Deferred income taxes	16,094	18,110
Other	21,746	13,608

Total Assets	$1,543,173	$1,463,046

Liabilities and Stockholders' Equity
Current liabilities:
Notes payable to banks	$11,779	$8,878
Current portion of long-term debt	97	13,813
Accounts payable	127,286	172,035
Accrued expenses	269,738	272,076
Income taxes payable	40,506	21,337

Total current liabilities	449,406	488,139

Long-term debt, net of current portion	351,210	345,015
Minority interest and other long-term liabilities	22,619	22,029
Commitments and contingencies
Stockholders' equity:
Common stock, par value $.01; authorized 250,000,000 shares; issued shares: 98,049,605 in 2001; 96,208,558 in 2000	981	962
Retained earnings	1,453,348	1,301,269
Less 39,010,827 shares in 2001 and 38,716,227 shares in 2000 in treasury at cost	(660,422)	(653,370)
Unearned compensation	(2,736)	(1,402)
Accumulated other comprehensive income (expense)	(71,233)	(39,596)

Total Stockholders' Equity	719,938	607,863

Total Liabilities and Stockholders' Equity	$1,543,173	$1,463,046

The accompanying notes are an integral part of the consolidated financial statements.

-- 38

Reebok International Ltd.

Consolidated Statements of Income

	Year ended December 31
	2001	2000	1999
	Amounts in thousands, except per share data
Net sales	$2,992,878	$2,865,240		$2,899,872
Costs and expenses:
Cost of sales	1,894,497	1,779,686		1,783,914
Selling, general and administrative expenses	913,941	915,387		971,945
Special charges	(532)	3,289		61,625
Interest expense, net	17,630	22,126		40,532
Other expenses, net	11,536	8,947		13,818

	2,837,072	2,729,435		2,871,834

Income before income taxes and minority interest	155,806	135,805		28,038
Income taxes	48,300	49,000		10,093

Income before minority interest	107,506	86,805		17,945
Minority interest	4,780	5,927		6,900

Net income	$102,726	$80,878		$11,045

Basic earnings per share	$1.75	$1.42	$	..20

Diluted earnings per share	$1.66	$1.40		$.20

The accompanying notes are an integral part of the consolidated financial statements.

39 --

Reebok International Ltd.

Consolidated Statements of Stockholders' Equity

	Issued Shares	Total	Common Stock (Par Value $.01)	Retained Earnings	Treasury Stock	Unearned Compensation	Accumulated Other Comprehensive Income (Expense)
	Dollar amounts in thousands
Balance, December 31, 1998	93,306,642	$524,377	$933	$1,156,739	$(617,620)	$(26)	$(15,649)

Comprehensive income:
Net income		11,045		11,045
Adjustment for foreign currency translation		(9,730)					(9,730)

Comprehensive income		1,315
Issuance of shares to certain employees	4,449			116		(116)
Amortization of unearned compensation		142				142
Shares repurchased pursuant to equity put options	(625,000)		(6)	6
Shares issued under employee stock purchase plans	292,432	2,885	3	2,882
Shares issued upon exercise of stock options	7,214	97		97

Balance, December 31, 1999	92,985,737	528,816	930	1,170,885	(617,620)	(0)	(25,379)

Comprehensive income:
Net income		80,878		80,878
Adjustment for foreign currency translation		(14,217)					(14,217)

Comprehensive income		66,661
Issuance of shares to certain employees	406,370	2	4	3,158		(3,160)
Amortization of unearned compensation		1,758				1,758
Shares issued under employee stock purchase plans	276,427	2,537	3	2,534
Shares issued upon exercise of stock options	2,540,024	42,554	25	42,529
Acquisition of treasury shares		(35,750)			(35,750)
Income tax reductions relating to exercise of stock options		1,285		1,285

Balance, December 31, 2000	96,208,558	607,863	962	1,301,269	(653,370)	(1,402)	(39,596)

Comprehensive income:
Net income		102,726		102,726
Adjustment for foreign currency translation		(27,423)					(27,423)
Adjustment for fair value of derivative instruments		(4,214)					(4,214)

Comprehensive income		71,089
Issuance of shares to certain employees	110,990	278	1	2,677		(2,400)
Surrender of shares from certain employees	(41,667)	(328)		(328)
Amortization of unearned compensation		1,066				1,066
Shares issued under employee stock purchase plans	122,328	2,720	2	2,718
Shares issued upon exercise of stock options	1,649,396	22,215	16	22,199
Warrants issued		13,600		13,600
Acquisition of treasury shares		(7,052)			(7,052)
Income tax reductions relating to exercise of stock options		8,487		8,487

Balance, December 31, 2001	98,049,605	$719,938	$981	$1,453,348	$(660,422)	$(2,736)	$(71,233)

The accompanying notes are an integral part of the consolidated financial statements.

-- 40

Reebok International Ltd.

Consolidated Statements of Cash Flows

	Year ended December 31
	2001	2000	1999
	Amounts in thousands
Cash flows from operating activities:
Net income	$102,726	$80,878	$11,045
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,619	46,201	48,643
Minority interest	4,780	5,927	6,900
Deferred income taxes	(549)	12,170	(9,364)
Loss (gain) on sale of assets, net	(815)	1,263
Special charges	(532)	3,289	61,625
Changes in operating assets and liabilities exclusive of changes arising from business acquisitions:
Accounts receivable	34,366	(15,853)	85,698
Inventory	30,825	1,078	109,381
Prepaid expenses and other	4,840	8,116	5,986
Accounts payable and accrued expenses	(51,387)	24,853	(18,338)
Dividends to minority shareholders	(8,469)		(17,966)
Income taxes payable	23,838	15,197	(19,951)

Total adjustments	73,516	102,241	252,614

Net cash provided by operating activities:	176,242	183,119	263,659

Cash flows provided by (used for) investing activities:
Payments to acquire property and equipment	(27,402)	(29,158)	(51,197)
Proceeds from sale of assets	18,582	42,438
Acquisition of minority interest in and purchase of certain subsidiaries	(18,516)	(2,476)

Net cash provided by (used for) investing activities	(27,336)	10,804	(51,197)

Cash flows provided by (used for) financing activities:
Net borrowings (repayments) of notes payable to banks	(5,792)	(17,353)	(22,269)
Net proceeds from issuance of convertible debentures	244,729
Repayments of long-term debt	(257,372)	(196,086)	(85,020)
Proceeds from issuance of common stock to employees	24,885	10,683	2,982
Repurchases of common stock	(7,052)		(16,559)

Net cash used for financing activities	(602)	(202,756)	(120,866)

Effect of exchange rate changes on cash	(3,688)	(4,246)	10,078

Net increase (decrease) in cash and cash equivalents	144,616	(13,079)	101,674
Cash and cash equivalents at beginning of year	268,665	281,744	180,070

Cash and cash equivalents at end of year	$413,281	$268,665	$281,744

Supplemental disclosures of cash flow information:
Interest paid	$27,663	$36,162	$43,620
Income taxes paid	22,643	22,736	35,147

The accompanying notes are an integral part of the consolidated financial statements.

41 --

Reebok International Ltd.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activity

        The Company and its subsidiaries design and market sports and fitness products, including footwear and apparel, as well as footwear and apparel for non-athletic "casual" use, under various trademarks, including REEBOK, ROCKPORT the GREG NORMAN logo, and footwear under RALPH LAUREN and POLO.

Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and accounts are eliminated in consolidation.

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Recognition of Revenues

        Sales are recognized when products are shipped and title passes.

Shipping and Handling

        Shipping and handling costs are included in selling, general, and administrative expenses.

Advertising

        Advertising production costs are expensed the first time the advertisement is run. Media (TV and print) placement costs are expensed in the month the advertising appears. Advertising expense (including cooperative advertising) amounted to $144,320, $108,200, and $106,439 for the years ended December 31, 2001, 2000, and 1999, respectively.

Research and Development

        Product research, development and evaluation expenses amounted to approximately $41,659, $49,757, and $55,404 for the years ended December 31, 2001, 2000, and 1999, respectively.

Accounting for Stock-Based Compensation

        The Company accounts for its stock-based plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and provides pro forma disclosures of the

-- 42

compensation expense determined under the fair value provisions of Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation".

Cash Equivalents

        Cash equivalents are defined as highly liquid investments with maturities of three months or less at date of purchase.

Inventory Valuation

        Inventory, substantially all finished goods, is recorded at the lower of cost (first-in, first-out method) or market.

Property, Equipment and Depreciation

        Property and equipment are stated at cost. Depreciation is computed principally on the straight-line method over the assets' estimated lives. Buildings and leasehold improvements are depreciated over the shorter of the lease term or the estimated useful lives of the assets, which range from 2 to 31.5 years. Fixtures, equipment and furniture are depreciated over 2 to 10 years.

Intangibles

        Excess purchase price over the fair value of assets acquired is amortized using the straight-line method over periods ranging from 5 to 40 years. Other intangibles are amortized using the straight-line method over periods ranging from 3 to 40 years.

        Intangibles are reviewed by the Company for potential impairment periodically to determine if the carrying value exceeds fair value. In the event that an impairment was identified, the Company would measure such impairment utilizing cash flows, discounted at an appropriate interest rate at such time (see Recently Issued Accounting Standards below).

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

43 --

taxes are recognized for temporary differences between financial statement and income tax bases of assets and liabilities.

Recently Issued Accounting Standards

        In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("FAS 141"), and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). FAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. FAS 141 also includes guidance on the initial recognition and measurement of goodwill and intangible assets arising from business combinations completed after June 30, 2001. FAS 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. FAS 142 requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. Additionally, FAS 142 requires that goodwill included in the carrying value of equity method investments no longer be amortized.

        The Company will apply FAS 142 beginning in the first quarter of 2002. The Company will test goodwill and indefinite-lived intangible assets for impairment using the two-step process prescribed by FAS 142. The first step is a screen for potential impairment, while the second step measures the amount of impairment, if any. The Company expects to perform the first of the required impairment tests of goodwill and indefinite-lived intangible assets as of January 1, 2002 in the first quarter of 2002. Any impairment charge resulting from these transitional impairment tests will be reflected as the cumulative effect of a change in accounting principles in the first quarter of 2002. The Company has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

        In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequent Occurring Events and Transactions". FAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Company will adopt FAS 144 as of January 1, 2002 and it does not expect that the adoption of the Statement will have a significant impact on the Company's financial position or results of operations.

Reclassification

        Certain amounts in prior years have been reclassified to conform to the 2001 presentation.

-- 44

SPECIAL CHARGES

        In 2001, the Company recorded a net special charge credit of ($532) ($367 after-tax). Included in this amount was a special charge for the integration and consolidation of the Company's Rockport and Ralph Lauren Footwear brands into its Shared Services operation. This consolidation of operations, which occurred in 2001, resulted in the elimination of approximately 81 full-time positions, and the related severance of $6,652 was partially paid during 2001, with the balance to be paid in 2002. During 2001, the Company also changed certain previously recorded estimates based on actual amounts received or paid by the Company. The change in estimates relates primarily to certain provisions that had been made with respect to the pending sale of the Company's subsidiary in South Africa. The subsidiary was sold in 2001.

        In 2000, the Company did not record any new charges, but did change certain previously recorded estimates by $3,289 ($2,101 after-tax or $.04 per diluted share) based on actual amounts received or paid by the Company. The change in estimates related primarily to certain provisions that had been made for restructuring activities in the Company's global operations.

        In 1999, the Company recorded a special charge of $61,625 ($39,440 after-tax or $0.69 per diluted share); $38,000 of the special charge related to restructuring activities in the Company's global operations and $23,625, to the settlement of litigation. The portion of the charge for restructuring related primarily to personnel expenses for headcount reductions, asset valuation reserves and accruals related to the abandonment of certain activities. The business re-engineering resulted in the elimination of approximately 600 full-time positions. The remainder of this portion of the charge was primarily for lease terminations and the write-down of assets held for sale or no longer in use.

        Certain reserves from special charges were recorded in 1998 and 1997. The charges were for personnel-related expenses and certain other charges associated with the restructuring or adjustment of underperforming marketing contracts. The charges consisted of certain one-time expenses, substantially all of which were or will be cash payments.

45 --

        Details of the special charge activity during the three years ended December 31, 2001 are as follows:

Total Charges	Total	Legal Settlement	Employee Severance and Other	Marketing Contracts	Fixed Asset Write-downs
Balance, December 31, 1998	$30,298		$9,790	$14,742	$5,766
1999 Charge	64,125	$23,625	24,396		16,104
1999 Change in Estimate	(2,500)				(2,500)
1999 Utilization	(26,366)	(2,201)	(14,678)	(5,651)	(3,836)

Balance, December 31, 1999	65,557	21,424	19,508	9,091	15,534

2000 Change in Estimate	3,289		(2,921)		6,210
2000 Utilization	(26,953)	(5,615)	(7,823)	(2,263)	(11,252)

Balance, December 31, 2000	41,893	15,809	8,764	6,828	10,492

2001 Charge	6,652		6,652
2001 Change in Estimate	(7,184)	3,000	(387)		(9,797)
2001 Utilization	(23,867)	(13,157)	(8,430)	(2,280)

Balance, December 31, 2001	$17,494	$5,652	$6,599	$4,548	$695

        The short-term portion of the accrual, or $10,008 is included in accrued expenses with the balance of $7,486 included in other long-term liabilities. The fixed asset write-downs relate to assets that will be abandoned or sold. The remaining accruals are expected to be utilized during fiscal 2002 and 2003 as leases expire, consolidations occur, contractual obligations come due and severance payments are made.

-- 46

        Details of the special charge activity for each special charge for the three years ended December 31, 2001 are as follows:

2001 Charge	Total	Legal Settlement	Employee Severance and Other	Marketing Contracts	Fixed Asset Write-downs
2001 Charge	$6,652		$6,652
2001 Utilization	(5,769)		(5,769)

Balance, December 31, 2001	$883		$883

1999 Charge	Total	Legal Settlement	Employee Severance and Other	Marketing Contracts	Fixed Asset Write-downs
1999 Charge	$64,125	$23,625	$24,396		$16,104
1999 Change in Estimate		2,500			(2,500)
1999 Utilization	(19,356)	(4,701)	(10,631)		(4,024)

Balance, December 31, 1999	44,769	21,424	13,765		9,580

2000 Change in Estimate	(1,955)		(1,376)		(579)
2000 Utilization	(15,080)	(5,615)	(7,762)		(1,703)

Balance, December 31, 2000	27,734	15,809	4,627		7,298

2001 Change in Estimate	(5,070)	3,000	(772)		(7,298)
2001 Utilization	(15,818)	(13,157)	(2,661)

Balance, December 31, 2001	$6,846	$5,652	$1,194		$0

1998/1997 Charges	Total	Legal Settlement	Employee Severance and Other	Marketing Contracts	Fixed Asset Write-downs
Balance, December 31, 1998	$30,298		$9,790	$14,742	$5,766
1999 Change in Estimate	(2,500)			(2,704)	204
1999 Utilization	(7,010)		(4,047)	(2,947)	(16)

Balance, December 31, 1999	20,788		5,743	9,091	5,954

2000 Change in Estimate	(4,305)		(1,545)		(2,760)
2000 Utilization	(2,324)		(61)	(2,263)

Balance, December 31, 2000	14,159		4,137	6,828	3,194

2001 Change in Estimate	(2,114)		385		(2,499)
2001 Utilization	(2,280)			(2,280)

Balance, December 31, 2001	$9,765		$4,522	$4,548	$695

47 --

PROPERTY AND EQUIPMENT

        Property and equipment consist of the following:

	December 31
	2001	2000
Land	$6,663	$7,508
Buildings	46,714	55,184
Fixtures, equipment and machinery	250,075	249,854
Leasehold improvements	46,011	43,433

	349,463	355,979
Less accumulated depreciation and amortization	215,511	214,144

	$133,952	$141,835

INTANGIBLES

        Intangibles consist of the following:

	December 31
	2001	2000
Excess of purchase price over fair value of assets acquired	$38,491	$38,080
Other intangible assets:
Purchased technology	52,827	52,827
Company tradename and trademarks	54,953	51,927
Licenses	13,600
Other	12,969	12,969

	172,840	155,803
Less accumulated amortization	96,154	91,515

	$76,686	$64,288

        In the first quarter of 2002, the Company expects to complete its analysis of its intangibles under FAS 142, including the identification of amortizable and non-amortizable intangibles, and the assessment of any impairment. Application of FAS 142 is not expected to have a significant impact on the Company's financial position and results of operations.

FINANCING AGREEMENTS

        The Company has a Credit Agreement in the amount of $300,000 including a Letter of Credit subfacility in the amount of $200,000, which expires on August 31, 2002. It is the Company's intention to enter into a new credit facility prior to its expiration. The Credit Agreement includes a revolving

-- 48

credit facility, which is available to finance the short-term working capital needs of the Company, if required. As part of the agreement, the Company is required to pay certain commitment fees on the unused portion of the revolving credit facility. The Credit Agreement includes various covenants including the requirement to maintain a minimum interest coverage ratio. Under the terms of the agreement there are various options under which interest is calculated. At December 31, 2001 and 2000, there were no borrowings outstanding under the revolving credit portion of this agreement.

        The Credit Agreement also included a term loan facility that was used to finance the Company's acquisition of common stock under its Dutch Auction self-tender offer of August 1996. During 2001, the Company repaid the remaining balance of the term loan. The Company had been amortizing fees and expenses associated with the Credit Agreement over the life of the agreement. The unamortized balance of the fees and expenses of $5,211 was written off during the first quarter of 2001, when the term loan was repaid, and is included in other expenses

        On February 28, 2001, the Company sold $250,000 in 20-Year Convertible Debentures in the 144A private placement market. The Debentures have been registered with the Securities and Exchange Commission under the Securities Act of 1933. The sale was completed with a coupon of 4.25% per annum, payable in cash semi-annually. The Debentures are convertible into shares of the Company's common stock at a price of $38.56 at any time. The Company may redeem the Debentures for cash any time on or after March 5, 2004. In addition, bondholders may require the Company to repurchase the Debentures on March 1, 2008, March 1, 2011 or March 1, 2016 for 100% of the principal amount plus accrued interest. The Company used the net proceeds to repay its existing term loan due August 31, 2002.

        Maturities of long-term debt during the five-year period ending December 31, 2006 are $97 in 2002, $114 in 2003, $123 in 2004, $100,134 in 2005, $145 in 2006, and $251,142 in 2007 and beyond.

        Long-term debt consists of the following:

	December 31
LONG-TERM DEBT
	2001	2000
4.25% Convertible Debenture due February 28, 2021, with interest payable semi-annually on March 1 and September 1	$250,000
Variable-rate Term Loan due August 31, 2002, with interest payable quarterly (effective annual rate 6.6%)		$257,398
6.75% debentures due September 15, 2005, with interest payable semi-annually on March 15 and September 15	99,552	99,402
Bank and other notes payable	1,755	2,028

	351,307	358,828
Less current portion	97	13,813

	$351,210	$345,015

49 --

        The Company has various arrangements with numerous banks, which provide an aggregate of $513,982 of uncommitted facilities, substantially all of which are available to the Company's foreign subsidiaries. Of this amount, $221,020 is available for short-term borrowings and bank overdrafts, with the remainder available for letters of credit for inventory purchases. In addition to amounts reported as notes payable to banks, approximately $121,207 was outstanding for open letters of credit for inventory purchases at December 31, 2001 and $4,266 was outstanding for standby letters of credit at December 31, 2001.

        The Company utilizes a commercial paper program from time to time under which it can borrow up to $200,000 for periods not to exceed 270 days. This program is supported, to the extent available, by the unused portion of the $300,000 revolving credit facility. At December 31, 2001, the Company had no commercial paper obligations outstanding.

        Interest expense amounted to $30,982, $38,271, and $49,691 for the years ended December 31, 2001, 2000, and 1999, respectively.

LEASING ARRANGEMENTS

        The Company leases various offices, warehouses, retail store facilities and certain of its data processing and warehouse equipment and other operating leases under lease arrangements expiring between 2002 and 2009.

        In March 1998, the Company entered into an operating lease agreement for its Worldwide Headquarters and North American Operations facility, which opened in 2000. Lease payments commenced on July 1, 2000 concurrent with the occupancy of the building. In June 1998, the Company entered into an operating lease agreement for the purpose of financing construction costs for a new distribution facility in the Netherlands. These leases provide for substantial residual value guarantees by the Company and include purchase options at the original cost of the properties. The maximum amount of the residual value guarantees relative to the assets under these two leases is approximately $162,200. As part of these agreements, the Company is required to comply with various financial and other covenants, generally similar to those contained in its other borrowing agreements.

        Minimum annual rentals under operating leases for the five years subsequent to December 31, 2001 and in the aggregate are as follows:

	Total Amount	Less: Amounts Representing Sublease Income	Net Amount
2002	$53,680	$1,872	$51,808
2003	44,569	1,010	43,559
2004	29,410	330	29,080
2005	21,505	350	21,155
2006	13,937	350	13,587
2007 and thereafter	26,186	175	26,011

	$189,287	$4,087	$185,200

-- 50

        Total rent expense for all operating leases amounted to $55,999, $47,943, and $46,650 for the years ended December 31, 2001, 2000, and 1999, respectively.

EMPLOYEE BENEFIT PLANS

        The Company sponsors defined contribution retirement plans covering substantially all of its domestic employees and certain employees of its foreign subsidiaries. Contributions are determined at the discretion of the Board of Directors. Aggregate amounts charged to operations under the plans in 2001, 2000, and 1999 were $15,246, $14,209, and $18,588, respectively. In addition, certain foreign subsidiaries are required to provide benefits pursuant to government regulations.

STOCK PLANS

        The Company has stock plans, which provide for the grant of options to purchase shares of the Company's common stock to key employees, other persons or entities who make significant contributions to the success of the Company, and eligible members of the Company's Board of Directors. The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its employee stock options. Under APB 25, as long as the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.

        During 2001, the Company adopted the 2001 Equity Incentive and Director Deferred Compensation Plan (the " 2001 Equity Plan"), which provides for the issuance of stock options, stock appreciation rights, restricted stock and deferred stock to employees of the Company or its subsidiaries and other persons or entities (including non-employee directors of the Company). Under this Plan and the 1994 Equity Incentive Plan (the "Plans"), options may be incentive stock options or "non-qualified options" under applicable provisions of the Internal Revenue Code. The exercise price of any stock option granted may not be less than fair market value at the date of grant except in the case of grants to participants who are not executive officers of the Company and in certain other limited circumstances. The vesting schedule for options granted under the Plans is determined by the Compensation Committee of the Board of Directors. The Plans also permit the Company to grant restricted stock to key employees and other persons or entities who make significant contributions to the success of the Company. The restrictions and vesting schedule for restricted stock granted under the Plans are determined by the Compensation Committee of the Board of Directors. The Company also has an option plan for its Directors. Under this plan, a fixed amount of options are granted annually to all non-employee Directors. Grants of options under the Directors' plan generally vest in equal annual installments over three years. The Directors' plan also permits discretionary grants of options to non-employee directors.

51 --

        The Company has two employee stock purchase plans. Under the 1987 Employee Stock Purchase Plan, eligible employees are granted options to purchase shares of the Company's common stock through voluntary payroll deductions during two option periods, running from January 1 to June 30 and from July 1 to December 31, at a price equal to the lower of 85% of market value at the beginning or end of each period. Under the 1992 Employee Stock Purchase Plan for certain foreign-based employees, eligible employees are granted options to purchase shares of the Company's common stock during two option periods, running from January 1 to June 30 and from July 1 to December 31, at the market price at the beginning of the period. The option becomes exercisable 90 days following the date of grant and expires on the last day of the option period. Accordingly, no options were outstanding under these employee stock purchase plans at December 31, 2001 and 2000. During 2001, 2000, and 1999, respectively, 122,328, 276,427, and 292,432 shares were issued pursuant to these employee stock purchase plans.

        In June 1990, the Company adopted a shareholders' rights plan and declared a dividend distribution of one common stock purchase right ("Right") for each share of common stock outstanding. Each Right entitles the holder to purchase one share of the Company's common stock at a price of $60 per share, subject to adjustment. The Rights will be exercisable only if a person or group of affiliated or associated persons acquires beneficial ownership of 15% or more of the outstanding shares of the Company's common stock or commences a tender or exchange offer that would result in a person or group owning 15% or more of the outstanding common stock, or in the event that the Company is subsequently acquired in a merger or other business combination. During the second quarter of 2000, the Company amended its shareholders' right plan; prior to that time beneficial ownership of 10% would result in the rights being exercised. When the Rights become exercisable, each holder would have the right to purchase, at the then-current exercise price, common stock of the surviving company having a market value of two times the exercise price of the Right. The Company can redeem the Rights at $.01 per Right at any time prior to expiration on June 14, 2010. The 2000 amendment filed, also included the establishment of a Three-Year Independent Director Evaluation (TIDE), which will review the Agreement at least once every three years to assess whether it continues to be in the best interest of the Company or its shareholders.

        In 2001, under an agreement with a new licensor of the Company, warrants to purchase a total of 1.6 million shares of the Company's common stock were granted. The warrants are exercisable eleven years from the date of grant. Under certain conditions, the exercisability and terms of the warrants may accelerate. The warrants were valued at $13.6 million as of the grant date and are recorded in intangible assets (see Note 4).

        At December 31, 2001 14,838,413 shares of common stock were reserved for issuance under the Company's various stock plans and 73,675,193 shares were reserved for issuance under the shareholders' rights plan.

-- 52

        The following schedule summarizes the changes in stock options during the three years ended December 31, 2001:

	Number of Shares Under Option
	Non-Qualified Stock Options	Option Price Per Share	Weighted Average Exercise Price
Outstanding at December 31, 1998	9,241,741	$11.37 - $48.37	$19.54
Granted	1,558,845	9.88 - 21.56	16.44
Exercised	(7,214)	11.37 - 13.75	13.46
Canceled	(2,440,813)	11.37 - 47.75	18.10

Outstanding at December 31, 1999	8,352,559	9.88 - 48.37	19.45

Granted	3,871,079	7.38 - 22.89	14.16
Exercised	(2,540,024)	11.38 - 18.38	16.76
Canceled	(1,341,816)	8.19 - 41.63	26.25

Outstanding at December 31, 2000	8,341,798	7.38 - 48.37	16.85

Granted	3,251,346	10.25 - 32.90	24.57
Exercised	(1,649,396)	7.38 - 31.25	13.49
Canceled	(676,905)	8.19 - 41.63	20.94

Outstanding at December 31, 2001	9,266,843	$7.38 - $48.37	$19.85

        During 2001, the Company reinstated December as the month in which it grants its annual stock options to employees. The 2000 and 1999 annual employee option grants were issued in January 2001 and January 2000, respectively.

        The following information applies to options outstanding at December 31, 2001:

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 7.38 - $10.56	1,076,108	8.0	$8.33	158,105	$8.62
$12.63 - $18.88	3,915,445	7.7	$16.47	1,977,426	$16.29
$19.25 - $28.88	3,679,569	8.9	$24.84	457,020	$27.04
$28.96 - $41.63	590,721	4.5	$31.96	542,621	$32.14
$48.37 - $48.37	5,000	5.7	$48.37	4,000	$48.37

        At December 31, 2001, 2000, and 1999, options to purchase 3,139,172, 3,575,951, and 4,898,523 shares of common stock were exercisable and 4,931,125, 2,603,354, and 3,586,283 shares, respectively, were available for future grants under the Company's stock equity plans. Pro forma information regarding net income and earnings per share is required by Statement 123, which requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994, under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2001, 2000, and 1999: risk-free interest rates ranging from

53 --

3.6% to 7.7%; dividend yields of 0.0%, volatility factors of the expected market price of the Company's common stock of .57 in 2001, .59 in 2000, and .50 in 1999; and a weighted-average expected life of the option of 3.5 years.

        For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands, except for earnings per share information):

	2001	2000	1999
Pro forma net income	$96,615	$74,925	$5,789
Pro forma basic earnings per share	$1.70	$1.37	$0.11
Pro forma diluted earnings per share	$1.61	$1.35	$0.11

        The weighted average fair value of options granted in 2001, 2000, and 1999 is $11.08, $6.63, and $7.09, respectively.

        Because Statement 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect had not been fully reflected until 2001.

ACQUISITION OF COMMON STOCK

        Under various share repurchase programs from 1992 to 1995, the Board of Directors authorized the repurchase of up to $800,000 of the Company's common stock in the open market or privately negotiated transactions. During the year ended December 31, 2001 the Company acquired 294,600 shares of treasury stock for approximately $7,100. During the year ended December 31, 2000, the Company acquired 2,000,000 shares of treasury stock in a non-cash exchange pursuant to a stock option exercise by a major shareholder. As of December 31, 2001, the Company had approximately $119,500 available for future repurchases of common stock under these programs.

FINANCIAL INSTRUMENTS

        The following methods and assumptions were used by the Company to estimate the fair value of its financial instruments:

        Cash and cash equivalents and notes payable to banks: the carrying amounts reported in the balance sheet approximate fair value.

        Long-term debt: the fair value of the Company's debentures is estimated based on quoted market prices. The fair value of other long-term debt is estimated using discounted cash flow analyses, based on the Company's incremental borrowing rates for similar types of borrowing arrangements.

-- 54

        Unrealized gains or losses on foreign currency exchange contracts and options: the fair value of the Company's foreign currency exchange contracts is estimated based on current foreign exchange rates.

        Fair market value of interest rate swaps: the fair value of the Company's interest rate swaps is estimated based on current interest rates.

        The carrying amounts and fair value of the Company's financial instruments are as follows:

	December 31
	Carrying Amount		Fair Value
	2001	2000	2001	2000
Long-term debt	$351,307	$358,828	$355,538	$350,298
Unrealized gains (losses) on foreign currency exchange contracts and options	4,888	(2,330)	4,888	(4,024)
Interest rate swaps	(9,227)	0	(9,227)	(2,070)

Hedging Policy

        As of January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended in September 2000 by Statement of Financial Accounting Standards No. 138, which requires the Company to recognize all derivatives as either assets or liabilities in the balance sheet and measure such instruments at fair value. Unrealized gain positions are recorded as other current assets or other non-current assets. Unrealized loss positions are recorded as accrued liabilities or other non-current liabilities. Derivatives that are not hedges are adjusted to fair value through income. Substantially all of the derivatives entered into by the Company are designated as either cash flow or fair value hedges. The fair value of cash flow hedges is recorded in other comprehensive income until the hedged transaction affects earnings. Fair value hedges are recorded in earnings and are offset by the change in fair value of the underlying asset or liability.

        The Company is exposed to market risk, such as changes in interest rates, currency exchange rates and material pricing. The Company enters into foreign currency forward contracts, option contracts and interest rate swap agreements in order to manage these exposures. All hedges and hedged exposures are formally documented in conjunction with the Company's hedging policy. The Company does not hold or issue derivative financial instruments for trading purposes. All derivatives are linked to specific assets, liabilities, firm commitments or forecasted transactions and are monitored to assess the past and prospective effectiveness. Fluctuations in the value of the hedging instruments are offset by fluctuations in the value of the underlying exposures being hedged. If it is determined that a hedge is not effective, the Company discontinues hedge accounting and takes appropriate action to recognize the amount included in Other Comprehensive Income in current earnings. Should hedge accounting be discontinued and the derivative remain outstanding, the Company will carry the derivative at its fair value on the balance sheet, recognizing future changes in the fair value in current period earnings.

55 --

        Prior to January 1, 2001, the Company also used foreign currency forward contracts, options contracts and interest rate swap agreements. The Company entered into foreign currency exchange contracts and options to hedge its exposure for merchandise purchased in U.S. dollars that would be sold to customers in other currencies. Realized and unrealized gains and losses on foreign currency contracts and options contracts were included in net income except that gains and losses on contracts which hedge specific foreign currency commitments were deferred and accounted for as part of the transaction. In addition, the Company also used foreign currency exchange contracts and options to hedge significant intercompany assets and liabilities denominated in other than the functional currency. The contracts were marked to market and the resulting transaction gain or loss was included in the determination of net income. Unrealized gains and losses on interest rate swap agreements were not recognized in income.

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

        As of December 31, 2001, the maximum length of time over which the Company is hedging its exposure to the variability in future cash flows for forecasted transactions, excluding those forecasted transactions related to the payment of variable interest on existing financial instruments, is twelve months. Net gains in Other Comprehensive Income on December 31, 2001, of $4,888, subject to subsequent fair market value adjustments of the derivatives, will be reclassified into earnings during the next twelve months when hedged transactions or cash flows materialize.

        During the twelve months ended December 31, 2001, realized gains of $4,507 from currency hedges were recorded in cost of goods sold.

        Foreign currency losses realized from settlements of transactions included in other expenses, net for the years ended December 31, 2001, 2000, and 1999 were approximately $4,000, $7,000, and $10,000, respectively. During the twelve months ended December 31, 2001, this amount includes $480 representing hedge ineffectiveness of currency rate hedges.

        At December 31, 2001, the Company had option and forward currency exchange contracts, all having maturities of less than one year, with a notional amount aggregating $457,738. The contracts involved nine different foreign currencies, of which the Euro currency represented 46% of the aggregate notional amount. The notional amount of contracts intended to hedge merchandise purchases was $402,902.

-- 56

Interest Rate Hedging

        The Company uses interest rate swap agreements to manage its exposure to interest rate movements. These agreements involve the exchange of variable rate payments and fixed rate payments without the effect of leverage and without the exchange of the underlying principal amount.

        The Company currently has interest rate swap agreements in the notional amount of $172,327 in conjunction with certain of the Company's operating leases. The terms of the swap agreements require the Company to make fixed rate payments on a quarterly basis and receive variable rate payments based on three month U.S. dollar LIBOR. These interest rate swap agreements are designated as cash flow hedges under Statement of Financial Accounting Standards No. 133.

        In October 2001, the Company entered into an interest rate swap agreement in the amount of $50,000, receiving fixed rate payments of 6.75% and making variable rate payments of six month U.S. dollar LIBOR plus a spread, in conjunction with the Company's 6.75% Debentures. At December 31, 2001, the interest rate on the swap agreement was 4.95%. This interest rate swap agreement is designated as a fair value hedge of the $100,000 6.75% Debentures maturing September 15, 2005 and meets the shortcut method requirements under Statement of Financial Accounting Standards No. 133. The change in fair value of the interest rate swap agreement is exactly offset by the change in fair value of the Debentures.

        The Company has an interest rate swap agreement in the notional amount of $50,000, expiring in August 2002 that it has determined to be ineffective and has recorded the resulting unrealized loss of $1,229 as other income on the income statement.

        At December 31, 2001 and 2000, the notional amount of interest rate swap agreements outstanding was $272,327 and $322,000, respectively. Net gains in other comprehensive income on December 31, 2001, of $6,596, subject to subsequent fair market value adjustments of the derivatives, will be reclassified into earnings during the next twelve months when hedged transactions or cash flows materialize. Interest expense in 2001, 2000, and 1999 would not have been materially different if these swap agreements had not been used.

Concentrations of Credit Risk

        Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash equivalents, accounts receivable and hedging instruments.

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

57 --

INCOME TAXES

        The components of income before income taxes and minority interest are as follows:

	2001	2000	1999
Domestic	$5,623	$28,467	$(25,090)
Foreign	150,183	107,338	53,128

	$155,806	$135,805	$28,038

        The provision for income taxes consists of the following:

	2001	2000	1999
Current:
Federal	$2,339	$3,547	$2,088
State	663	668	1,080
Foreign	45,847	32,615	16,289

	48,849	36,830	19,457
Deferred:
Federal	1,795	8,374	(9,637)
State	(398)	880	(2,846)
Foreign	(1,946)	2,916	3,119

	(549)	12,170	(9,364)

	$48,300	$49,000	$10,093

        Undistributed earnings of the Company's foreign subsidiaries amounted to approximately $506,115, $495,688, and $430,057 at December 31, 2001, 2000, and 1999, respectively. The Company has provided for the estimated residual U.S. tax on a portion of these earnings, which may not be indefinitely reinvested. The remaining earnings are considered to be indefinitely reinvested. Upon distribution of those earnings in the form of dividends or otherwise, some portion of the distribution would be subject to both U.S. income taxes and foreign withholding taxes, less an adjustment for applicable foreign tax credits. Determination of the amount of U.S. income tax liability that would be incurred is not practicable because of the complexities associated with its hypothetical calculation; however, unrecognized tax credits may be available to reduce some portion of any U.S. income tax liability.

-- 58

        Income taxes computed at the federal statutory rate differ from amounts provided as follows:

	2001	2000	1999
Tax at statutory rate	35.0%	35.0%	35.0%
State taxes, less federal tax effect	0.2	1.1	(6.3)
Effect of tax rates of foreign subsidiaries and joint ventures	(5.6)	(1.5)	2.9
Effect of expenses with no tax benefit	1.4	1.5	3.9
Other, net			0.5

Provision for income taxes	31.0%	36.1%	36.0%

        Deferred income taxes reflect the expected utilization of tax net operating loss carryforwards, tax credit carryforwards and the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

        Net deferred tax assets are attributable to the following:

	December 31:
	2001	2000
Inventory	$44,391	$36,679
Accounts receivable	30,556	23,338
Liabilities	28,002	41,698
Depreciation	15,477	18,630
Tax net operating loss carryforwards	22,962	34,853
Tax credit carryforwards	42,306	36,036
Other, net	13,267	4,591
Undistributed earnings of foreign subsidiaries	(76,587)	(76,000)

Total	$120,374	$119,825

        At December 31, 2001, the Company had state tax net operating loss carryforwards and foreign tax net operating loss carryforwards for certain foreign subsidiaries, the tax effect of which is approximately $22,962. These carryforwards will expire as follows: $350 in 2002, $6,914 in 2003, $920 in 2004, $10 in 2005, and $14,768 thereafter. The Company also has available tax credit carryforwards of approximately $42,306, which will expire as follows: $39 in 2002, $2,754 in 2003, $7,581 in 2004, $2,734 in 2005, and $29,198 thereafter.

59 --

EARNINGS PER SHARE

        Basic earnings per share excludes dilution and is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if options to acquire common stock were exercised and assumes the conversion of the convertible debentures into Common Stock when dilutive. Options to purchase 1,289,483, 4,442,830, and 5,681,475 shares of common stock were outstanding at December 31, 2001, December 31, 2000, and December 31, 1999, respectively, but were not included in the computation of diluted earnings per share, as the effect would have been anti-dilutive.

        The following table sets forth the computation of basic and diluted earnings per share (amounts in thousands, except per share data):

	2001	2000	1999
Numerator for basic earnings per share:
Net Income	$102,726	$80,878		$11,045

Numerator for diluted earnings per share:
Net Income	$102,726	$80,878		$11,045
Effect of dilutive securities:
Interest on 4.25% convertible debentures, net of income taxes	6,129

	$108,855	$80,878		$11,045

Denominator for basic earnings per share:
Weighted average shares	58,551	56,852		56,065

Denominator for dilutive earnings per share:
Weighted average shares	58,551	56,852		56,065
Effect of dilutive securities:
Dilutive employee stock options	1,523	872		465
Assumed conversion of 4.25% convertible debentures	5,421

	65,495	57,724		56,530

Basic earnings per share	$1.75	$1.42	$	..20

Diluted earnings per share	$1.66	$1.40	$	..20

-- 60

OTHER COMPREHENSIVE INCOME

        The following table sets forth the computation of comprehensive income (amounts in thousands, except per share data):

	Total	Currency Translation Adjustments	Derivative Financial Instruments Gains (Losses)
Balance, December 31, 1999	$(25,379)	$(25,379)
Currency Translation Adjustment	(14,217)	(14,217)

Balance, December 31, 2000	(39,596)	(39,596)
Currency Translation Adjustment	(27,423)	(27,423)
Cumulative effect of change in accounting for derivative financial instruments	(3,764)		$(3,764)
Change in fair value of derivatives	(3,783)		(3,783)
Gains reclassified into earnings from other comprehensive income	1,015		1,015
Tax effect	2,318		2,318

Balance, December 31, 2001	$(71,233)	$(67,019)	$(4,214)

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

        Consequently, as permitted by the provisions of Statement 131, "Disclosure About Segments of an Enterprise and Related Information", the Company has one reportable segment for financial statement purposes.

        Net sales by product type are summarized below and include all brands:

	2001	2000	1999
Net sales:
Footwear	$2,081,393	$2,098,028	$2,071,768
Apparel	911,485	767,212	828,104

	$2,992,878	$2,865,240	$2,899,872

61 --

        Net sales to unaffiliated customers and long-lived assets by geographic area are summarized below:

	2001	2000	1999
Net sales:
United States	$1,721,834	$1,599,406	$1,609,697
United Kingdom	511,426	514,722	545,562
Europe	467,207	462,342	476,695
Other countries	292,411	288,770	267,918

	$2,992,878	$2,865,240	$2,899,872

Long-lived assets:
United States	$152,383	$142,577	$167,068
United Kingdom	16,550	18,269	28,149
Europe	32,807	35,890	40,737
Other countries	8,898	9,387	11,049

	$210,638	$206,123	$247,003

CONTINGENCIES

        The Company is involved in various legal proceedings generally incidental to its business. While it is not feasible to predict or determine the outcome of these proceedings, management does not believe that they should result in a materially adverse effect on the Company's financial position, results of operations or liquidity. In April 1999 the Company settled for $4,000 a lawsuit filed by a former distributor in Brazil in which the plaintiff asserted a claim for damages in excess of $50,000. The settlement was recorded in the second quarter of 1999. The Company recorded a special charge in the fourth quarter of 1999 for the settlement of litigation filed against the Company by Supracor, Inc. See Note 2.

BUSINESS ACQUISITIONS AND DIVESTITURES

        On March 9, 2001, the Company purchased selected assets of LogoAthletic ("Logo") for $14.2 million. Included in the assets purchased were inventory, equipment, facility leases, and the rights to Logo's trademarks. Since the acquisition was not material to the Company's consolidated results, no pro forma information is provided.

        Effective January 1, 2001, the Company increased its ownership in one of its European subsidiaries and acquired majority ownership in one of its Latin American distributors. The impact of these events was not material to the consolidated financial statements. Also effective January 1, 2001, the Company sold its interest in its South African subsidiary to an independent distributor. The sale price and historical operating results of the Company's South African subsidiary are not material to the consolidated financial results or consolidated financial position of the Company.

-- 62

QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

        A summary of operating results and net income per share for the quarterly periods in the two years ended December 31, 2001 is set forth below.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	Amounts in thousands, except per share data
Year ended December 2001
Net sales	$769,928	$711,048	$847,264	$664,638
Gross profit	287,454	261,149	310,683	239,095
Net income	41,204	14,138	42,218	5,166
Basic earnings per share	.71	.24	.72	.09
Diluted earnings per share	.68	.24	.66	.09
Year ended December 2000
Net sales	$769,829	$685,076	$787,821	$622,514
Gross profit	291,125	261,462	298,837	234,130
Net income	31,712	10,670	32,324	6,172
Basic earnings per share	.56	.19	.57	.11
Diluted earnings per share	.56	.19	.56	.11

        Net income for the first quarter of 2001 includes a change in certain previously recorded estimates of ($4,373) after taxes, or ($0.07) per diluted share, primarily for certain provisions that had been made with respect to the sale of one of the Company's subsidiaries.

        Net income for the second quarter of 2001 includes a special charge of $4,590 after taxes, or $0.07 per diluted share, for the integration and consolidation of the Company's Rockport and Ralph Lauren Footwear brands into its shared services operation.

        Net income for the third quarter of 2000 includes a change in estimate for restructuring activities of $2,101 after taxes, or $.04 per diluted share.

63 --

REEBOK INTERNATIONAL LTD.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors and Stockholders
Reebok International Ltd.

        We have audited the accompanying consolidated balance sheets of Reebok International Ltd. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of Reebok's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Reebok International Ltd. and subsidiaries at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set for the therein.

/s/ ERNST & YOUNG LLP

Boston, Massachusetts
January 29, 2002

-- 64

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

Internal Control System

        Reebok International Ltd. and its subsidiaries maintain a system of internal control over financial reporting, which is designed to provide reasonable assurance to the Company's management and Board of Directors as to the integrity and fair presentation of the financial statements. Management continually monitors the system of internal control for compliance, and actions are taken to correct deficiencies as they are identified. Even an effective internal control system, no matter how well designed, has inherent limitations — including the possibility of the circumvention or overriding of controls — and therefore can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, internal control system effectiveness may vary over time.

        The Company maintains an internal auditing program that monitors and assesses the effectiveness of the internal controls system and recommends possible improvements thereto. The Company's accompanying financial statements have been audited by Ernst & Young LLP, independent auditors, whose audit was made in accordance with auditing standards generally accepted in the United States and included a review of the system of internal accounting controls to the extent necessary to determine the audit procedures required to support their opinion on the consolidated financial statements. Management believes that, as of December 31, 2001, the Company's system of internal control is adequate to accomplish the objectives discussed herein.

Reebok International Ltd.,

/s/ PAUL FIREMAN Paul Fireman Chairman and Chief Executive Officer	/s/ KENNETH WATCHMAKER Kenneth Watchmaker Executive Vice President and Chief Financial Officer

65 --

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        There has been no change of accountants or any disagreements with accountants on any matter of accounting principles or practices or financial disclosure required to be reported under this Item.

PART III

Item 10. Directors and Executive Officers of the Registrant.

        The information required by this Item with respect to the Registrant's directors is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 7, 2002, which will be filed with the SEC on or before March 27, 2002 (the "2002 Proxy Statement"), under the headings "Information with Respect to Directors and Nominees for Director", "Transactions with Management and Affiliates" and "Section 16(a) Beneficial Ownership Reporting Compliance". Information called for by this Item with respect to the Registrant's executive officers is set forth under "Executive Officers of Registrant" in Item 1 of this report.

Item 11. Executive Compensation.

        The information required by this Item is incorporated herein by reference from the 2002 Proxy Statement under the headings "Compensation of Directors", "Executive Compensation", "Supplemental Executive Retirement Plan", "Employee Agreements", "Report of Compensation Committee on Executive Compensation" and "Performance Graph".

Item 12. Security Ownership of Certain Beneficial Owners and Management.

        The information required by this Item is incorporated herein by reference from the 2002 Proxy Statement under the heading "Beneficial Ownership of Shares".

Item 13. Certain Relationships and Related Transactions.

        The information required by this Item is incorporated herein by reference from the 2002 Proxy Statement under the heading "Transactions with Management and Affiliates".

-- 66

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 10-K.

(a)
The following documents are filed as part of this report:

1.    Financial Statements.

        The following consolidated financial statements and financial statement schedule of the Company are included in Item 8:

2.    Financial Statement Schedules.

Schedule II—Valuation and Qualifying Accounts	S-1

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

EXHIBIT
3.1	Restated Articles of Organization of the Company, as amended (1)
3.2	By-laws, as amended (5)(6)(8)(18)
4.1	Indenture, dated as of September 15, 1988, as amended and restated by the First Supplemental Indenture, dated as of January 22, 1993, between the Company and Citibank N.A., as Trustee (4)(12)
4.2	Common Stock Rights Agreement dated as of June 14, 1990 between the Company and The First National Bank of Boston, as Rights Agent, as amended (7)(9)(10)(22)(25)(29)
4.3	Amendment No. 1 dated as of March 8, 1991 to Common Stock Rights Agreement dated as of June 14, 1990 between the Company and The First National Bank of Boston, as Rights Agent, as amended (9)

67 --

4.4	Amendment No. 2 dated as of December 6, 1991 to Common Stock Rights Agreement dated as of June 14, 1990 between the Company and The First National Bank of Boston, as Rights Agent, as amended (10)
4.5	Amendment No. 3 dated as of January 1, 1999 to Common Stock Rights Agreement dated as of June 14, 1990 between the Company and The First National Bank of Boston, as Rights Agent, as amended (22)
4.6	Amendment No. 4 dated as of May 26, 1999 to Common Stock Rights Agreement dated as of June 14, 1990 between the Company and American Stock Transfer and Trust Company, as Rights Agent, as amended (25)
4.7	Amendment No. 5 dated as of June 5, 2000 to Common Stock Rights Agreement dated as of June 14, 1990 between the Company and American Stock Transfer and Trust Company as Rights Agent (29)
10.1	Distributorship Agreement between Reebok International Limited and the Company (2)
10.2	Trademark License Agreement between Reebok International Limited and the Company (2)
10.3	Lease Agreement, dated March 1, 1988, as amended, between the Company and North Stoughton Industrial Park Development Trust (5)(13)
10.4	Purchase and Sale Agreement between the Company and Pentland Group plc dated March 8, 1991 (8)
10.5	Agreements with various banks in Hong Kong reflecting arrangements for letter of credit facilities (8)
10.6	Credit Agreement, dated August 23, 1996, among the Company, the Lenders and Co-Agents named therein and Credit Suisse, as Administrative Agent, as amended by the First Amendment dated as of August 23, 1996 (15)
10.7	Amended and Restated Credit and Guarantee Agreement, dated as of July 1, 1997, among the Company, Reebok International Limited, the Lenders and Co-Agents named therein, Citibank N.A. as Documentation Agent and Credit Suisse, as Administrative Agent (17)
10.8	Second Amended and Restated Credit and Guarantee Agreement, dated as of March 22, 2000, among the Company, Reebok International Limited, the Lenders and Co-Agents named therein, Citibank N.A. as Documentation Agent and Credit Suisse, as Administrative Agent (28)
10.9	Participation Agreement dated as of March 27, 1998 among the Company, as Lessee and as Guarantor, Credit Suisse Leasing 92A, L.P., as Lessor, the Lenders named therein, Credit Suisse First Boston, as Administrative Agent and Wachovia Bank, N.A. as Syndication Agent (19)
10.10	First Amendment dated as of September 30, 1998 to Participation Agreement dated as of March 27, 1998 among the Company, as Lessee and Guarantor, Credit Suisse Leasing 92A, L.P., as Lessor, the Lenders named therein, Credit Suisse First Boston, as Administrative Agent and Wachovia Bank, N.A. as Syndication Agent (22)
10.11	Lease dated as of March 27, 1998 between Credit Suisse Leasing 92A, L.P., as Lessor, and the Company, as Lessee (19)
10.12	Guaranty from the Company dated as of March 27, 1998 (19)
10.13	Reebok International Ltd. 1994 Equity Incentive Plan, as amended (16)(17)*
10.14	Amendment to Reebok International Ltd. 1994 Equity Incentive Plan dated April 19, 1999 (23)*

-- 68

10.15	Reebok International Ltd. Equity and Deferred Compensation Plan for Directors, as amended (13)(18)*
10.16	Amendment to Reebok International Ltd. Equity and Deferred Compensation Plan for Directors dated as of April 19, 1999 (23)*
10.17	Reebok International Ltd. 1985 Stock Option Plan, as amended (11)*
10.18	Reebok International Ltd. 1987 Stock Option Plan for Directors, as amended (12)*
10.19	Reebok International Ltd. 1987 Stock Bonus Plan (3)*
10.20	Reebok International Ltd. Excess Benefits Plan (8)*
10.21	Reebok International Ltd. Supplemental Executive Retirement Plan (14)*
10.22	Amendment to Supplemental Executive Retirement Plan dated as of February 23, 1999 (23)*
10.23	Reebok International Ltd. Executive Performance Incentive Plan, as amended (14)(16)*
10.24	Stock Option Agreement with Paul B. Fireman (8)*
10.25	Split-Dollar Life Insurance Agreement with Paul B. Fireman (11)*
10.26	Letter Agreement with Paul R. Duncan dated December 29, 1997 (18)*
10.27	Employment Agreement with Kenneth Watchmaker (12)*
10.28	Amended and Restated Change of Control Agreement with Kenneth Watchmaker (27)*
10.29	Supplemental Retirement Program for Kenneth Watchmaker (12)*
10.30	Change of Control Agreement with Angel Martinez (17)*
10.31	Employment Agreement dated April 17, 1996 with Roger Best (16)*
10.32	Employment Agreement dated September 11, 1997 with Roger Best (18)*
10.33	Amended and Restated Change of Control Agreement with James R. Jones, III (27)*
10.34	Change of Control Agreement with Barry Nagler (17)*
10.35	Change of Control Agreement with David A. Pace (27)*
10.36	Form of Non-Competition Agreements signed by James R. Jones, III, Angel Martinez, Robert Meers, Barry Nagler, Kenneth Watchmaker, Anthony Tiberii, Terry R. Pillow, Paul R. Duncan, David A. Perdue and David A. Pace (18)*
10.37	Employment Agreement dated September 8, 1998 between Carl J. Yankowski and the Company (20)*
10.38	Promissory Note dated September 11, 1998 by Carl J. Yankowski to the Company (20)*
10.39	Letter Agreement dated July 14, 1998 between Robert Meers and the Company (20)*
10.40	Letter Agreement dated December 23, 1999 between Carl J. Yankowski and the Company (27)*
10.41	Agreement dated as of April 19, 1999 between the Company and Paul Fireman (26)*
10.42	Consent dated as of April 19, 1999 from Paul Fireman to the Company (26)*
10.43	Consent dated as of April 19, 1999 from Ken Watchmaker to the Company (26)*
10.44	Agreement dated as of May 2, 2000 between the Company and Paul Fireman (30)*
10.45	Stock Option Agreement dated as of May 9, 2000 between the Company and Paul Fireman (30)*

69 --

10.46	Promissory Note dated as of May 9, 2000 made in favor of Reebok International Ltd. by Paul Fireman (30)*
10.47	Stock Option Agreement dated as of May 24, 2000 between the Company and Paul Fireman (30)*
10.48	Promissory Note dated as of May 24, 2000 made in favor of Reebok International Ltd. by Paul Fireman (30)*
10.49	Employment Agreement dated December 27, 2000 between Jay Margolis and the Company (31)*
10.50	Restricted Stock Certificate granted to David Perdue as of January 24, 2000 (31)*
10.51	Promissory Note dated as of January 24, 2000 made in favor of Reebok International Ltd. by David Perdue (31)*
10.52	Restricted Stock Certificate granted to Terry Pillow as of January 24, 2000 (31)*
10.53	Promissory Note dated as of January 24, 2000 made in favor of Reebok International Ltd. by Terry Pillow (31)*
10.54	Restricted Stock Certificate granted to Ken Watchmaker as of January 24, 2000 (31)*
10.55	Promissory Note dated as of January 24, 2000 made in favor of Reebok International Ltd. by Ken Watchmaker (31)*
10.56	Restricted Stock Certificate granted to Paul Duncan as of February 1, 2000 (31)*
10.57	Promissory Note dated as of February 2, 2000 made in favor of Reebok International Ltd. by Paul Duncan (31)*
10.58	Employment Agreement dated December 5, 2001 between Jay Margolis and the Company (32)*
10.59	Employment Agreement dated January 1, 2002 between David Perdue and the Company (32)*
21.1	List of Subsidiaries of the Company
23.1	Consent of Independent Auditors

*
Management Contract or Compensatory Plan or Arrangement.

(1)
Filed as an Exhibit to Reebok International Ltd. Form 10-K for the fiscal year ended December 31, 1986 and incorporated by reference herein, and as an Exhibit to Registration Statement No. 11-13370 and incorporated by reference herein.

(2)
Filed as an Exhibit to Registration Statement No. 2-98367 and incorporated by reference herein.

(3)
Filed as an Exhibit to Reebok International Ltd. Form 10-K for the fiscal year ended December 31, 1987 and incorporated by reference herein.

(4)
Filed as an Exhibit to Reebok International Ltd. Form 8-K filed on September 29, 1988 and incorporated by reference herein.

(5)
Filed as an Exhibit to Reebok International Ltd. Form 10-K for the fiscal year ended December 31, 1988 and incorporated by reference herein.

(6)
Filed as an Exhibit to Reebok International Ltd. Form 10-K for the fiscal year ended December 31, 1989 and incorporated by reference herein.

(7)
Filed as an Exhibit to Reebok International Ltd. Form 8-A filed on July 31, 1990 and incorporated by reference herein.

-- 70

(8)
Filed as an Exhibit to Reebok International Ltd. Form 10-K for the fiscal year ended December 31, 1990 and incorporated by reference herein.

(9)
Filed as an Exhibit to Reebok International Ltd. Form 8-A/A filed on April 4, 1991 and incorporated by reference herein.

(10)
Filed as an Exhibit to Reebok International Ltd. Form 8-A/A on December 13, 1991 and incorporated by reference herein.

(11)
Filed as an Exhibit to Reebok International Ltd. Form 10-K for the fiscal year ended December 31, 1991 and incorporated by reference herein.

(12)
Filed as an Exhibit to Reebok International Ltd. Form 10-K for the fiscal year ended December 31, 1992 and incorporated by reference herein.

(13)
Filed as an Exhibit to Reebok International Ltd. Form 10-K for the fiscal year ended December 31, 1994 and incorporated by reference herein.

(14)
Filed as an Exhibit to Reebok International Ltd. Form 10-K for the fiscal year ended December 31, 1995 and incorporated by reference herein.

(15)
Filed as an Exhibit to Reebok International Ltd. Form 10-Q for the quarter ended September 30, 1996 and incorporated herein by reference.

(16)
Filed as an Exhibit to Reebok International Ltd. Form 10-K for the fiscal year ended December 31, 1996 and incorporated by reference herein.

(17)
Filed as an Exhibit to Reebok International Ltd. Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference.

(18)
Filed as an Exhibit to Reebok International Ltd. Form 10-K for the fiscal year ended December 31, 1997 and incorporated by reference herein.

(19)
Filed as an Exhibit to Reebok International Ltd. Form 10-Q for the quarter ended March 31, 1998 and incorporated herein by reference.

(20)
Filed as an Exhibit to Reebok International Ltd. Form 10-Q for the quarter ended September 30, 1998 and incorporated herein by reference.

(21)
Filed as an Exhibit to Reebok International Ltd. Form 8-K filed on October 22,1998 and incorporated by reference herein.

(22)
Filed as an Exhibit to Reebok International Ltd. Form 8-A/A filed on February 24, 1999 and incorporated by reference herein.

(23)
Filed as an Exhibit to Reebok International Ltd. Form 10-K for the fiscal year ended December 31, 1998 and incorporated by reference herein.

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

71 --

(27)
Filed as an Exhibit to Reebok International Ltd. Form 10-K for the fiscal year ended December 31, 1999 and incorporated by reference herein.

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

(31)
Filed as an Exhibit to Reebok International Ltd. Form 10-K for the fiscal year ended December 31, 2000 and incorporated by reference herein.

(32)
Filed herewith.

(b)
Reports on Form 8-K.

  The Company did not file any reports on Form 8-K during the last quarter of 2001.

(c)
Exhibits.

  The response to this portion of Item 14 is submitted as a separate section of this report.

(d)
Financial Statement Schedules.

  The response to this portion of Item 14 is submitted as a separate section of this report.

  [The remainder of this page is intentionally left blank.]

-- 72

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REEBOK INTERNATIONAL LTD.
By:	/s/ KENNETH I. WATCHMAKER Kenneth I. Watchmaker Executive Vice President and Chief Financial Officer

Dated: March 25, 2002

        Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ PAUL B. FIREMAN Paul B. Fireman	Director, Chairman of the Board and Chief Executive Officer
/s/ KENNETH I. WATCHMAKER Kenneth I. Watchmaker	Executive Vice President and Chief Financial Officer (Chief Financial and Accounting Officer)
/s/ NORMAN AXELROD Norman Axelrod	Director
/s/ PAUL R. DUNCAN Paul R. Duncan	Director
/s/ MANNIE L. JACKSON Mannie L. Jackson	Director

/s/ RICHARD G. LESSER Richard G. Lesser	Director
/s/ GEOFFREY NUNES Geoffrey Nunes	Director
/s/ DEVAL PATRICK Deval Patrick	Director
/s/ DOROTHY E. PUHY Dorothy E. Puhy	Director
/s/ THOMAS M. RYAN Thomas M. Ryan	Director

Dated: March 25, 2002

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS.

REEBOK INTERNATIONAL LTD.

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions and Allowances(A)	Balance at End Period
	(Amounts in Thousands)
YEAR ENDED DECEMBER 31, 2001
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$48,016	$16,990	$0	$9,766	$55,240
YEAR ENDED DECEMBER 31, 2000
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$46,217	$16,060	$0	$14,261	$48,016
YEAR ENDED DECEMBER 31, 1999
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$47,383	$17,436	$0	$18,602	$46,217

(A)
Uncollectible accounts written off, net of recoveries.

S-1