Form 10-Q
period 2002-03-31
REEBOK INTERNATIONAL LTD
filed 2002-05-14
CIK 770949

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2002
OR
|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-9340
REEBOK INTERNATIONAL LTD.
Incorporated pursuant to the Laws of The Commonwealth of Massachusetts

Internal Revenue Service-- Employer Identification No. 04-2678061
1895 J.W. Foster Boulevard, Canton, Massachusetts, 02021
(781) 401-5000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|
The total number of shares of the registrant's Common Stock, par value $.01 per share, outstanding on April 26, 2002 was 59,495,650.

REEBOK INTERNATIONAL LTD.
INDEX
PART I. FINANCIAL INFORMATION:

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets--
March 31, 2002 and 2001, and December 31, 2001	3

Condensed Consolidated Statements of Income--
Three Months Ended March 31, 2002 and 2001	4

Condensed Consolidated Statements of Cash Flows--
Three Months Ended March 31, 2002 and 2001	5

Notes to Condensed Consolidated Financial Statements	6 - 9

Item 2. Management's Discussion and Analysis of
Results of Operations and Financial Condition	10 - 15

Item 3. Quantitative and Qualitative Disclosures About Market Risk	15

Part II. OTHER INFORMATION:

Item 1. Legal Proceedings	16

Item 2. Changes in Securities	16

Item 3. Defaults Upon Senior Securities	16

Item 4. Submission of Matters to a Vote of Security-Holders	16

Item 5. Other Information	16

Item 6. Exhibits	16

Reebok International Ltd.
Condensed Consolidated Balance Sheets

	March 31,		December 31,
Amounts in thousands, except share data	2002	2001	2001

	(Unaudited)		(See Note 1)
Assets
Current assets:
Cash and cash equivalents	$359,981	$109,593	$413,281
Accounts receivable, net of allowance for
doubtful accounts (March 2002, $55,671; March 2001,
$48,757; December 2001, $55,240)	488,522	568,334	383,372
Inventory	349,571	416,006	362,927
Deferred income taxes	104,334	102,630	104,280
Prepaid expenses and other current assets	41,611	51,641	30,835

Total current assets	1,344,019	1,248,204	1,294,695

Property and equipment, net	132,483	136,758	133,952
Other non-current assets:
Goodwill, net	31,613	33,451	31,294
Intangibles, net of amortization	45,063	29,791	45,392
Deferred income taxes	13,575	10,369	16,094
Other	21,395	27,103	21,746

Total Assets	$1,588,148	$1,485,676	$1,543,173

Liabilities and Stockholders' Equity
Current liabilities:
Notes payable to banks	$14,638	$28,685	$11,779
Current portion of long-term debt	98	134	97
Accounts payable	117,285	146,759	127,286
Accrued expenses	271,840	266,779	269,738
Income taxes payable	46,201	29,992	40,506

Total current liabilities	450,062	472,349	449,406

Long-term debt, net of current portion	350,016	351,173	351,210
Minority interest and other long-term liabilities	22,790	19,146	22,619
Commitments and contingencies
Stockholders' equity:
Common stock, par value $.01; authorized 250,000 shares;
issued shares: March 2002, 98,464;
March 2001, 97,205; December 2001, 98,050	985	972	981
Retained earnings	1,497,248	1,355,603	1,453,348
Less shares in treasury at cost: March 2002, 39,011
March 2001, 38,716; December 2001, 39,011	(660,422)	(653,370)	(660,422)
Unearned compensation	(2,494)	(552)	(2,736)
Accumulated other comprehensive income (expense)	(70,037)	(59,645)	(71,233)

Total Stockholders' Equity	765,280	643,008	719,938

Total Liabilities and Stockholders' Equity	$1,588,148	$1,485,676	$1,543,173

The accompanying notes are an integral part of the condensed consolidated financial statements.

Reebok International Ltd.
Condensed Consolidated Statements of Income

	Three Months Ended
	March 31,
Amounts in thousands, except per share data	2002	2001

	(Unaudited)

Net sales	$735,986	$769,928
Costs and expenses:
Cost of sales	461,849	482,474
Selling, general and administrative expenses	213,638	223,460
Special charges		(6,339)
Other expenses, net	1,243	4,963
Interest expense, net	3,365	4,009

	680,095	708,567

Income before income taxes and minority interest	55,891	61,361
Income taxes	17,326	19,022

Income before minority interest	38,565	42,339
Minority interest	1,493	1,135

Net income	$37,072	$41,204

Basic earnings per share	$.63	$.71

Diluted earnings per share	$.58	$.68

        The accompanying notes are an integral part of the condensed consolidated financial statements.

Reebok International Ltd.
Condensed Consolidated Statements of Cash Flows

	Three Months Ended
	March 31,
Amounts in thousands, except per share data	2002	2001

	(Unaudited)
Cash flows from operating activities:
Net income	$37,072	$41,204
Adjustments to reconcile net income to net cash
used for operating activities:
Depreciation and amortization	8,131	10,008
Minority interest	1,493	1,135
Deferred income taxes	2,464	6,826
Other		(4,951)
Changes in operating assets and liabilities exclusive of
changes arising from business acquisitions:
Accounts receivable	(105,320)	(161,570)
Inventory	11,166	(34,915)
Prepaid expenses and other	(10,701)	(11,528)
Accounts payable and accrued expenses	(2,068)	(11,468)
Dividends to minority shareholders	7,530	8,409
Income taxes payable	(2,543)	(8,215)

Total adjustments	(89,848)	(206,269)

Net cash used for operating activities:	(52,776)	(165,065)

Cash flows used for investing activities:
Payments to acquire property and equipment	(6,174)	(3,741)
Proceeds from sale of assets		3,248
Acquisition of minority interest in and purchase of certain
subsidiaries		(11,428)

Net cash used for investing activities	(6,174)	(11,921)

Cash flows provided by financing activities:
Net borrowings of notes payable to banks	2,880	21,159
Net proceeds from issuance of convertible debentures		244,729
Repayments of long-term debt	(1,169)	(257,398)
Proceeds from issuance of common stock to employees	4,875	13,140

Net cash provided by financing activities	6,586	21,630

Effect of exchange rate changes on cash and
cash equivelants	(936)	(3,716)

Net decrease in cash and cash equivalents	(53,300)	(159,072)
Cash and cash equivalents at beginning of period	413,281	268,665

Cash and cash equivalents at end of period	$359,981	$109,593

Supplemental disclosures of cash flow information:
Interest paid	$9,793	$8,657
Income taxes paid	7,668	5,184
The accompanying notes are an integral part of the condensed consolidated financial statements.

Reebok International Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except per share data)

SUMMARY OF SIGNIFICANT
ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods. The interim financial information and notes thereto should be read in conjunction with the Company’s latest annual report on Form 10-K. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of results to be expected for the entire year.

The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

Recently Issued Accounting Standards

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, “Business Combinations” (“FAS 141”), and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”). FAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. FAS 141 also includes guidance on the initial recognition and measurement of goodwill and intangible assets arising from business combinations completed after June 30, 2001. The Company has not commenced nor completed any business combinations subsequent to June 30, 2001, as such, adoption of FAS 141 did not have any impact on the Company’s financial statements.

FAS 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. FAS 142 requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. Additionally, FAS 142 requires that goodwill included in the carrying value of equity method investments no longer be amortized. The Company has adopted FAS 142 as of January 1, 2002. The Company has identified in Note 5 those intangible assets which are amortizable and non-amortizable, and the related effects of discontinuing amortization on the quarterly results.

The Company will test goodwill and indefinite-lived intangible assets for impairment using the two-step process prescribed by FAS 142. The first step is a screen for potential impairment, while the second step measures the amount of impairment, if any. The Company has not yet completed the first of the required impairment tests of goodwill, however, expects to complete such tests in the second quarter of 2002. Any impairment charge resulting from this transitional impairment test will be reflected as a cumulative effect of a change in accounting principle in the second quarter of 2002.

Reclassification

Certain amounts in prior year have been reclassified to conform to the 2002 presentation. These reclassifications had no impact on previously reported results of operations or shareholders’ equity.

SPECIAL CHARGES

Details of the special charge activity during the three months ended March 31, 2002 are as follows:

			Employee		Fixed
		Legal	Severance	Marketing	Asset
Total Charges	Total	Settlement	and Other	Contracts	Write-downs

Balance, December 31, 2001	$ 17,494	$ 5,652	$ 6,599	$ 4,548	$ 695
2002 Utilization	(836)	(12)	(254)	(570)

Balance, March 31, 2002	$ 16,658	$ 5,640	$ 6,345	$ 3,978	$ 695

The short-term portion of the accrual, or $ 9,742 is included in accrued expenses with the balance of $ 6,916 included in other long-term liabilities. The fixed asset write-downs relate to assets that will be abandoned or sold. The remaining accruals are expected to be utilized during fiscal 2002 through 2003, as leases expire, consolidations occur, contractual obligations come due and severance payments are made.

Details of the special charge activity for each special charge for the three months ended March 31, 2002 are as follows:

			Employee		Fixed
		Legal	Severance	Marketing	Asset
2001 Charge	Total	Settlement	and Other	Contracts	Write-downs

Balance, December 31, 2001	$ 883		$ 883
2002 Utilization	(213)		(213)

Balance, March 31, 2002	$ 670		$ 670

			Employee		Fixed
		Legal	Severance	Marketing	Asset
1999 Charge	Total	Settlement	and Other	Contracts	Write-downs

Balance, December 31, 2001	$ 6,846	$ 5,652	$ 1,194
2002 Utilization	(53)	(12)	(41)

Balance, March 31, 2002	$ 6,793	$ 5,640	$ 1,153

			Employee		Fixed
		Legal	Severance	Marketing	Asset
1998/1997 Charges	Total	Settlement	and Other	Contracts	Write-downs

Balance, December 31, 2001	$ 9,765		$ 4,522	$ 4,548	$ 695
2002 Utilization	(570)			(570)

Balance, March 31, 2002	$ 9,195		$ 4,522	$ 3,978	$ 695

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

The following table sets forth the computation of basic and diluted earnings per share (amounts in thousands, except per share data):

	Three Months Ended
	March 31,
	2002	2001
Numerator for basic earnings per share:
Net Income	$ 37,072	$ 41,204
Numerator for diluted earnings per share:
Net Income	$ 37,072	$ 41,204

Effect of dilutive securities:
Interest on 4.25% convertible
debentures, net of income taxes	1,833	623

	$ 38,905	$ 41,827

Denominator for basic earnings per share:
Weighted average shares	58,979	57,836

Denominator for dilutive earnings per share:
Weighted average shares	58,979	57,836
Effect of dilutive securities:
Dilutive employee stock options	2,044	1,771
Assumed conversion of 4.25% convertible
debentures	6,483	2,233

	67,506	61,840

Basic earnings per share	$ .63	$ .71
Diluted earnings per share	$ .58	$ .68

COMPREHENSIVE INCOME

The following table sets forth the computation of comprehensive income:

	Three Months Ended
	March 31,
	2002	2001
Net Income	$37,072	$41,204
Changes in foreign currency
translation adjustments	(3,181)	(19,942)
Net change due to hedging instruments
in accordance with FAS 133	4,377	(107)

Comprehensive Income	$38,268	$21,155

INTANGIBLE ASSETS

As discussed in Note 1, the Company adopted FAS 142 as of January 1, 2002. As a result, the Company ceased amortization of goodwill and certain indefinite-lived intangibles beginning on January 1, 2002. As a result, the Company is providing the following disclosures regarding the components of intangible assets (other than goodwill) as of December 31, 2001 and the impact of the cessation of amortization of certain intangibles and goodwill in the three months ended March 31, 2002:

	December 31, 2001
	Gross	Accumulated	Net
	Amount	Amortization	Balance
Amortizable Intangible Assets:
Licenses	$13,600	$0	$13,600
Other	575	423	152
Non-amortizable Intangible Assets:
Company tradename and trademarks	31,640		31,640

Total	$45,815	$423	$45,392

Reported net income for the three month period ended March 31, 2001, adjusted for the effects of the non-amortization provision of FAS 142 is as follows:

Reported net income		$41,204
Add back:
Amortization of goodwill and other
intangibles (net of taxes)		675

Adjusted net income		$41,879

Adjusted basic earnings per share		$.72
Adjusted diluted earnings per share		$.69

COMMITMENTS AND CONTINGENCIES

The Company is involved in various legal proceedings generally incidental to its business. While it is not feasible to predict or determine the outcome of these proceedings, management does not believe that they should result in a materially adverse effect on the Company’s financial position, results of operations or liquidity.

Item 2: Management's Discussion and Analysis of Results of Operations and Financial Condition

SPECIAL NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements with regard to the Company’s sales, revenues, earnings, spending, margins, cash flow, future orders, inventory, products, plans strategies, objectives and guidance with respect to the Company’s future operating results. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” “project,” “will be,” “will continue,” “will result,” “could,” “may,” “might,” or any variations of such words or other words with similar meanings. Any such statements are subject to risks and uncertainties that could cause the Company’s actual results to differ materially from those discussed in such forward-looking statements. Prospective information is based on management’s then current expectations or forecasts. Such information is subject to the risk that such expectations or forecasts, or the assumptions underlying such expectations or forecasts, become inaccurate. The Company assumes no obligation to update any such forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

Risks and uncertainties that could affect the Company’s actual results and could cause such results to differ materially from those contained in forward-looking statements made by or on behalf of the Company include, but are not limited to, the following: competition; shifts in consumer preferences; the ability to accurately forecast consumer demand and sales; the ability to sustain current pricing levels for the Company’s products; the potential of the backlog report to not be indicative of future sales; the effect of the Company’s investment in advertising, marketing, athlete endorsement, and athletic sponsorships; international sales and manufacturing operations; import regulations, political instability or general economic factors in the international regions where the Company conducts its business; interruption or unavailability of sources of supply; increases in leather prices; reliance on independent manufacturers; the ability to make timely payments on indebtedness; the ability to protect the Company’s intellectual property rights; the ability to realize the full value of the Company’s deferred tax assets; the ability to achieve the intended benefits from the restructuring of the Company’s global operations including operating and logistical efficiencies in the areas of distribution and information systems; the effect a strong United States dollar may have on the Company’s results of operations from its international business; and other factors mentioned or incorporated by reference in this report or other reports. This list of risk factors is not exhaustive. Other risks and uncertainties are discussed elsewhere in this report and in further detail under the caption entitled “Issues and Uncertainties” included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, which has been filed with the Securities and Exchange Commission. In addition, the Company operates in a highly competitive and rapidly changing environment. Therefore, new risk factors can arise, and it is not possible for management to predict all such risk factors, nor to assess the impact of all such risk factors on the Company’s business or the extent to which any individual risk factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement. With respect to any statements concerning future orders, the Company’s backlog position is not necessarily indicative of future sales because the ratio of future orders to “at once” shipments as well as sales by Company-owned retail outlet stores may vary from year to year. In addition, many customer orders are cancelable and many markets are not included in open orders since sales are made by independent distributors. Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

CRITICAL ACCOUNTING POLICIES

The Company’s significant accounting policies are described in Note 1 to the consolidated financial statements included in Item 8 in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001. The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to the carrying value of inventories, realizability of outstanding accounts receivable, sales returns and allowances, and the provision for income taxes. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. In the past, actual results have not been materially different from the Company’s estimates. However, results may differ from these estimates under different assumptions or conditions.

The Company has identified the following as critical accounting policies, based on the significant judgments and estimates used in determining the amounts reported in its condensed consolidated financial statements:

Sales Returns and Allowances

The Company records reductions to revenue for estimated customer returns and allowances. The actual amount of customer returns or allowances could result in adjustments to those estimates.

Accounts Receivable

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company estimates potential losses based on its knowledge of the financial condition of certain customers, as well as an assessment of the overall conditions at retail. Historically, losses have been within the Company’s expectations. If the financial condition of the Company’s customers were to change, adjustments may be required to these estimates. Furthermore, the Company provides for estimated losses resulting from differences which arise from the gross carrying value of its receivables and the amounts which customers estimate are owed to the Company. The settlement or resolution of these differences could result in future changes to these estimates.

Inventory Valuation

The Company values its inventory at the lower of cost or market, determined by the difference between the cost of the inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are more or less favorable than those projected by management, adjustments may be required.

Hedging Policies

The Company uses foreign currency forward contracts, options contracts and interest rate swap agreements to hedge its exposure to: (1) merchandise purchased in US dollars that would be sold to customers in other currencies, (2) significant intercompany assets and (3) interest rate movement. If actual fluctuations in foreign exchange rates or interest rates are more or less favorable than those projected by management, future operating results may be impacted by adjustments to these estimates.

Income Taxes

The carrying value of the Company’s net deferred tax assets assumes that the Company will be able to generate sufficient future taxable income in certain tax jurisdictions to realize the value of these assets. If the Company is unable to generate sufficient future taxable income in these jurisdictions, an adjustment may be required in the net carrying value of the deferred tax assets resulting in additional income tax expense in the Company’s consolidated statement of operations. Management evaluates the realizability of the deferred tax assets and assesses the need for any valuation adjustment quarterly.

Recently Issued Accounting Standards

The Company has described the impact anticipated from the adoption of certain new accounting pronouncements effective in 2002 in note 1 to the condensed consolidated financial statements.

OPERATING RESULTS

First Quarter 2002 Compared to First Quarter 2001

Net sales for the quarter ended March 31, 2002 were $736.0 million, a 4.4% decrease from 2001‘s first quarter net sales of $769.9 million. Sales comparisons are being adversely affected by the weakening of most foreign currencies against the U.S. dollar. On a constant dollar basis, which eliminates the effect of currency fluctuations, net sales for the quarter ended March 31, 2002 decreased $22.1 million or 2.9%. Worldwide sales of the Reebok Brand were $611.5 million a decrease of .5% from constant dollar sales of $614.3 million in the first quarter of 2001.

U.S.footwear sales of the Reebok Brand decreased 5.8% to $247.0 million in the first quarter of 2002 from $262.2 million in the first quarter of 2001. Despite the sales decline in the U.S., the Company generated sales increases in the athletic specialty and sporting goods channels of distribution The sales decline is primarily attributable to two factors that negatively impacted the quarter, but which the Company believes will have a positive impact for the balance of the year. First, to ensure the flow of fresh merchandise into retail, the Company elected to accept a higher rate of returns from retailers. This was done to balance retail stock of selected product in order to reduce the incidence of off-price promotion, improve retailers’ profitability on the Reebok Brand and free up retail open-to-buy dollars for new product. This accounted for approximately $7.0 million, or about half, of the sales decline. The returned merchandise flowed through the Company’s factory direct outlet stores. The second factor, was the timing of the introduction of the Company’s new and improved DMX walking product. This product was scheduled for a March retail launch and, therefore, the Company chose to reduce retail inventories of walking products that were being phased out in order to provide for a smooth transition. Total first quarter sales of walking product in the U.S. declined approximately 20.0% and the Company’s fill-in business for walking product declined approximately 50.0% in the quarter. The Company’s open backlog of walking product in the U.S. increased 14.0 % at the end of the 2002 first quarter as compared to the same period last year.

U.S.apparel sales of the Reebok Brand increased in the first quarter by 46.3% to $72.0 million from $49.2 million in the first quarter of 2001. The sales increase came from both Reebok branded and sports licensed apparel. Several product lines of Reebok branded apparel are performing well at retail, including Iverson, basketball, and women’s fitness. The sales growth in Reebok branded apparel is being generated by key athletic specialty and sporting goods retailers. The Company’s new sports licensed apparel business continues to perform well. The Company has upgraded the quality and cache of many of the NFL products and both the retailer and the consumer reaction has been positive.

International sales of the Reebok Brand (including footwear and apparel) were $292.5 million in the first quarter of 2002, a decrease of 6.8% from sales of $313.8 million in the first quarter of 2001. Sales comparisons are being adversely affected by the weakening of exchange rates of most foreign currencies against the strong U.S. dollar. On a constant dollar basis, international sales of the Reebok Brand decreased 3.4%. In Europe, for the quarter in constant dollars, sales declined approximately 2%. The Company believes that the decrease in Europe is related to economic conditions in general and as a result, retailers are being conservative in their buying patterns. Other factors which impacted the Company’s international comparisons were declining sales of the Company’s wholly-owned subsidiary in Japan and sales to certain independent distributors in the Middle East and Latin America, due to recent events in those regions. The Company is in the process of installing a new management team in Japan.

Rockport’s first quarter 2002 sales were $87.4 million, a decrease of 13.5% from sales of $101.0 million in the first quarter of 2001. Domestic sales for the Rockport Brand decreased 15.9% whereas international sales were flat as compared to the first quarter of 2001. The Company had expected a difficult quarter for the Rockport brand since its primary channels of retail distribution were the hardest hit last year and have been slow to recover. As a result, the Rockport brand was conservative in planning their inventory commitments for core and other products. However, with the improving U.S. retail climate, the Company has had certain instances of stock outs resulting in missed sales opportunities. The Company has taken steps to remedy this situation. Furthermore, the Company believes that retailers are taking the necessary steps to bring inventories in line with current consumer demand, however, it may take a few more months before this is fully accomplished. International revenues accounted for approximately 30% of Rockport’s sales in the first quarter of 2002 as compared to 28% in the first quarter of 2001.

Sales of the Company’s other brands were $37.1 million in the first quarter of 2002, a decrease of 15.1% from sales of $43.7 million in the first quarter of 2001.

During the first quarter of 2002, the Company’s overall gross margin was 37.2% of sales, which is comparable to the Company’s gross margins in the first quarter of 2001 and an improvement of 120 basis points when compared with the gross margin of 36.0% in the fourth quarter of 2001. During the first quarter of 2002, the impact of improved initial pricing margins, reduced cancellations and strong inventory management helped to improve the Company’s margin as compared to the fourth quarter. The Company believes that its gross margin percentage for the balance of the year will be at, or slightly higher than the current level.

Selling, general and administrative expenses for the first quarter of 2002 were $213.6 million, or 29.0% of sales, a reduction of $9.9 million when compared with last year’s first quarter expense of $223.5 million, or 29.0% of sales. Despite the sales decline and increased advertising expenses in the U.S., the Company was able to manage its total spending at the same percentage of sales as last year’s first quarter. The Company intends to increase its media spending throughout 2002 to support the advertising campaigns it will be running. The Company expects to finance these campaigns by generating greater efficiencies from its other marketing expenditures thereby keeping its total marketing spending at approximately the same percentage of sales as in 2001.

In the first quarter of 2002, other expense, net was $1.2 million as compared to $5.0 million for the first quarter of 2001. Included in other expense, net are the amortization of intangibles, certain currency losses and other non-operating expenses. During the first quarter of 2001, other expense, net included the write-off of $5.2 million of unamortized debt costs associated with the early extinguishment of the Company’s term loan. During the first quarter of 2001, the Company did not record a special charge, however, the Company changed certain previously recorded estimates by $6.3 million based on actual amounts received or paid by the Company. Net interest expense was $3.4 million for the first quarter of 2002, approximately the same as compared to the first quarter of 2001. The Company expects that its interest expense could increase slightly each quarter from prior year amounts due to working capital requirements and to its international tax strategy, which results in cash being held overseas at lower interest rates.

The effective income tax rate was 31.0% in the first quarter of 2002 and 2001. The Company expects that the annual tax rate will be 31.0%. However, the rate could fluctuate depending on the amount of, and geographic mix of, the Company’s earnings, if the Company incurs non-benefitable losses in certain jurisdictions, or if there are changes to the statutory rates.

Reebok Brand Backlog of Open Orders

Worldwide backlog of open customer orders scheduled for delivery during the period April 1, 2002 through September 30, 2002 for the Reebok Brand backlog increased 6.1% as compared to the same period last year, excluding any amounts in either year for the Company’s sports licensing business, which did not begin operations until March, 2001. Including the open orders for sports licensed apparel in 2002, the Company’s worldwide backlog for the Reebok Brand increased 19.2%. However, that comparison is not indicative of future sales trends since the Company had no open backlog of the sports licensing business at the end of last year’s first quarter. On a worldwide basis, both footwear and apparel increased. U.S. footwear backlog increased 5.5% and U.S. apparel backlog, excluding the Company’s sports licensing business, increased 16.1% as compared to the same period last year. In reported dollars, International backlog increased 5.3%. International footwear increased 8.5%, and International apparel increased 1.7%.

Comparisons regarding orders scheduled for delivery for the period April 1, 2002 through September 30, 2002 are as follows for the Reebok Brand:

	Percentage Change					Proforma
	2002/2001 (1)					2002/2001 (2)
	Reported Constant					Reported Constant
	Dollars Dollars					Dollars Dollars
U.S.A.:
Footwear	+	5.5%	+	5.5%	+	5.5%	+	5.5%
Apparel	+	222.4%	+	222.4%	+	16.1%	+	16.1%
Total Domestic	+	30.3%	+	30.3%	+	6.7%	+	6.7%
International:
Footwear	+	8.5%	+	8.6%	+	8.5%	+	8.6%
Apparel	+	1.7%	+	2.5%	+	1.7%	+	2.5%
Total International	+	5.3%	+	5.7%	+	5.3%	+	5.7%
Total Reebok Brand:
Footwear	+	6.4%	+	6.5%	+	6.4%	+	6.5%
Apparel	+	53.1%	+	54.1%	+	5.0%	+	5.7%
Total Reebok Brand	+	19.2%	+	19.4%	+	6.1%	+	6.2%

(1) Includes the open orders in 2002 of the sports licensing business. However, this comparison is not indicative of overall future sales trends since the Company’s sports licensing business, which began operations in March 2001, had no comparable backlog of open customer orders last year.

(2) Excludes open orders for the Company's sports licensing business which did not begin operations until March of 2001.

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

Liquidity and Sources of Capital

At March 31, 2002, the Company’s working capital was $894.0 million as compared with $775.9 million at March 31,2001. The current ratio at March 31, 2002 was 3.0 to 1, as compared to 2.9 to 1 at December 31, 2001 and 2.6 to 1 at March 31, 2001.

Inventory decreased by $66.4 million or 16.0% from March 31, 2001. The inventory reduction was achieved despite inventory investments the Company made for its new sports licensing business. During the first quarter of 2002 the Company improved its inventory turns to 4.7 from 4.3 during the first quarter of 2001. The Company also improved its days sales outstanding in accounts receivable, which was reduced by 6 days from the same period last year.

Cash used for operations during the first three months of 2002 was $52.8 million, as compared to cash used for operations of $165.1 million during the first three months of 2001. Capital expenditures for the three months ended March 31, 2002 were $6.2 million. The Company’s Credit Agreement in the amount of $300,000 is scheduled to expire on August 31, 2002. The Company is currently in negotiations with its lead banks, and expects to enter into a new credit facility prior to the expiration of its current Credit Agreement. Cash generated from operations during the balance of 2002, together with the Company’s existing and available credit lines, other financial resources and ability to access capital markets given the Company’s existing credit ratings, are expected to adequately finance the Company’s current and planned 2002 cash requirements. However, the Company’s actual experience may differ from the expectations set forth in the preceding sentence. Factors that might lead to a difference include, but are not limited to, the matters discussed above and under the caption entitled Issues and Uncertainties included in the Company’s Annual Report on Form 10-K as well as future events that might have the effect of reducing the Company’s available cash balances (such as unexpected operating losses or increased capital or other expenditures, as well as increases in the Company’s inventory or accounts receivable) or future events that might reduce or eliminate the availability of external financial resources.

Item 3: Quantitative and Qualitative Disclosures About Market Risk.

Our market risks, and the ways we manage them, are summarized in management’s discussion and analysis of financial condition and results of operations as of December 31, 2001, included in the Company’s Form 10-K for the year ended December 31, 2001. There have been no material changes in the first three months of 2002 to such risks or our management of such risks.

PART II - OTHER INFORMATION

Item 1: Legal Proceedings
     None

Item 2:  Changes in Securities and Use of Proceeds
     None

Item 3: Defaults Upon Senior Securities
     None

Item 4: Submission of Matters to a Vote of Secuirty Holders
     None

Item 5: Other Information
     None

Item 6
     Exhibits
            None

     Current Reports on Form 8-K
            The Company did not file any Current Reports on Form 8-K for the quarter ended March 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 10, 2002

REEBOK INTERNATIONAL LTD.

BY:	/s/ KENNETH WATCHMAKER

Kenneth Watchmaker
Executive Vice President and Chief Financial Officer