Form 10-Q
period 2002-06-30
REEBOK INTERNATIONAL LTD
filed 2002-08-14
CIK 770949

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2002
OR
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
The total number of shares of the registrant's Common Stock, par value $.01 per share, outstanding on August 12, 2002 was 59,719,699.

Reebok International Ltd.
Condensed Consolidated Balance Sheets

	June 30,		December 31,
Amounts in thousands	2002	2001	2001

	(Unaudited)		(See Note 1)
Assets
Current assets:
Cash and cash equivalents	$419,390	$149,859	$413,281
Accounts receivable, net of allowance for
doubtful accounts (June 2002, $56,944; June 2001,
$46,908; December 2001, $55,240)	503,702	527,432	383,372
Inventory	407,612	474,952	362,927
Deferred income taxes	105,027	102,279	104,280
Prepaid expenses and other current assets	40,262	46,727	30,835

Total current assets	1,475,993	1,301,249	1,294,695

Property and equipment, net	133,112	136,043	133,952
Other non-current assets:
Goodwill, net	23,417	33,037	31,294
Intangibles, net of amortization	45,111	32,476	45,392
Deferred income taxes	9,987	15,418	16,094
Other	25,952	20,123	21,746

Total Assets	$1,713,572	$1,538,346	$1,543,173

Liabilities and Stockholders' Equity
Current liabilities:
Notes payable to banks	$10,696	$22,148	$11,779
Current portion of long-term debt	114	265	97
Accounts payable	158,185	158,055	127,286
Accrued expenses	337,244	286,960	269,738
Income taxes payable	39,018	37,945	40,506

Total current liabilities	545,257	505,373	449,406

Long-term debt, net of current portion	351,908	351,013	351,210
Minority interest and other long-term liabilities	28,067	23,115	22,619
Commitments and contingencies

Stockholders' equity:
Common stock, par value $.01; authorized 250,000 shares;
issued shares: June 2002, 98,706;
June 2001, 97,558; December 2001, 98,050	987	976	981
Retained earnings	1,523,433	1,381,471	1,453,348
Less shares in treasury at cost: June 2002, 39,011
June 2001, 38,716; December 2001, 39,011	(660,422)	(653,370)	(660,422)
Unearned compensation	(2,203)	(502)	(2,736)
Accumulated other comprehensive loss	(73,455)	(69,730)	(71,233)

Total Stockholders' Equity	788,340	658,845	719,938

Total Liabilities and Stockholders' Equity	$1,713,572	$1,538,346	$1,543,173

The accompanying notes are an integral part of the condensed consolidated financial statements.

Reebok International Ltd.
Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Amounts in thousands, except per share data	2002	2001	2002	2001

Net sales	$717,429	$711,048	$1,453,415	$1,480,976
Costs and expenses:
Cost of sales	440,292	449,899	902,142	932,373
Selling, general and administrative expenses	236,407	227,554	450,046	451,014
Special charges		6,181		(158)
Interest expense, net	4,550	4,095	7,915	8,104
Other expense, net	565	937	1,806	5,900

	681,814	688,666	1,361,909	1,397,233

Income before income taxes, minority interest and
cumulative effect of change in accounting principle	35,615	22,382	91,506	83,743
Income taxes	11,041	6,938	28,368	25,960

Income before minority interest and
cumulative effect of change in accounting principle	24,574	15,444	63,138	57,783
Minority interest	9	1,306	1,502	2,441

Income before cumulative effect of change
in accounting principle	24,565	14,138	61,636	55,342
Cumulative effect of change in accounting principle
(net of taxes), Note 1			(5,070)

Net income	$24,565	$14,138	$56,566	$55,342

Basic earnings per share:

Before cumulative effect of change
in accounting principle	$.41	$.24	$1.04	$.95
Cumulative effect of change
in accounting principle			(.09)

Net income	$.41	$.24	$.95	$.95

Diluted earnings per share:

Before cumulative effect of change
in accounting principle	$.39	$.24	$.96	$.90
Cumulative effect of change
in accounting principle			(.07)

Net income	$.39	$.24	$.89	$.90

The accompanying notes are an integral part of the condensed consolidated financial statements.

Reebok International Ltd.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30,
Amounts in thousands, except per share data	2002	2001

Cash flows from operating activities:
Net income	$56,566	$55,342
Adjustments to reconcile net income to net cash
used for operating activities:
Depreciation and amortization	16,073	18,698
Minority interest	1,502	2,441
Deferred income taxes	5,359	2,128
Loss on sale of assets, net		1,086
Cumulative effect of change in accounting principle	5,070
Changes in operating assets and liabilities exclusive of
changes arising from business acquisitions:
Accounts receivable	(121,060)	(103,320)
Inventory	(29,525)	(89,076)
Prepaid expenses and other	(18,542)	(6,554)
Accounts payable and accrued expenses	64,960	(5,040)
Dividends to minority shareholders	(2,543)	(8,215)
Income taxes payable	7,053	19,529

Total adjustments	(71,653)	(168,323)

Net cash used for operating activities	(15,087)	(112,981)

Cash flows used for investing activities:
Payments to acquire property and equipment	(12,060)	(11,217)
Proceeds from sale of assets		18,092
Acquisition of minority interest in and purchase of certain
subsidiaries		(18,832)

Net cash used for investing activities	(12,060)	(11,957)

Cash flows provided by financing activities:
Net borrowings (repayments) of notes payable to banks	(414)	7,237
Net proceeds from issuance of convertible debentures		244,729
Net borrowings (repayments) of long-term debt	490	(257,503)
Proceeds from issuance of common stock to employees	8,852	19,787

Net cash provided by financing activities	8,928	14,250

Effect of exchange rate changes on cash and
cash equivelants	24,328	(8,118)

Net increase (decrease) in cash and cash equivalents	6,109	(118,806)
Cash and cash equivalents at beginning of period	413,281	268,665

Cash and cash equivalents at end of period	$419,390	$149,859

Supplemental disclosures of cash flow information:
Interest paid	$11,778	$11,805
Income taxes paid	17,381	4,710

The accompanying notes are an integral part of the condensed consolidated financial statements.

Reebok International Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except per share data)

SUMMARY OF
SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and reflect all adjustments (consisting of normal recurring accruals, and the cumulative effect of a change in accounting principle) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods. The interim financial information and notes thereto should be read in conjunction with the Company's latest annual report on Form 10-K. The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of results to be expected for the entire year.

The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

Recently Issued Accounting Standards

Effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142) which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized.

In the second quarter ended June 30, 2002, as a result of completing a goodwill impairment assessment required pursuant to SFAS No. 142, the Company recorded an $8.4 million charge ($5.1 million, net of income taxes) for goodwill impairment related to two non-Reebok Brand operating units. This charge has been presented as a cumulative effect of a change in accounting principle effective as of January 1, 2002.

In July 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities"("SFAS 146"), which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with earlier application encouraged. The Company will adopt SFAS 146 for exit or disposal activities which are initiated after December 31, 2002, and it does not expect that the adoption of the Statement will have a significant impact on the Company's financial position or results of operations.

Reclassification

Certain amounts in prior periods have been reclassified to conform to the 2002 presentation. These reclassifications had no impact on previously reported results of operations or shareholders' equity.

SPECIAL CHARGES

Details of the special charge activity during the six months ended June 30, 2002 are as follows:

			Employee		Fixed
		Legal	Severance	Marketing	Asset
Total Charges	Total	Settlement	and Other	Contracts	Write-downs

Balance, December 31, 2001	$ 17,494	$ 5,652	$ 6,599	$ 4,548	$ 695
2002 Utilization	(1,613)	(12)	(461)	(1,140)

Balance, June 30, 2002	$ 15,881	$ 5,640	$ 6,138	$ 3,408	$ 695

The short-term portion of the accrual, or $9,535 is included in accrued expenses with the balance of $6,346 included in other long-term liabilities. The fixed asset write-downs relate to assets that will be abandoned or sold. The remaining accruals are expected to be utilized during fiscal 2002 through 2003, as leases expire, consolidations occur, contractual obligations come due and severance payments are made.

Details of the special charge activity for each special charge for the six months ended June 30, 2002 are as follows:

			Employee		Fixed
		Legal	Severance	Marketing	Asset
2001 Charge	Total	Settlement	and Other	Contracts	Write-downs

Balance, December 31, 2001	$ 883		$ 883
2002 Utilization	(383)		(383)

Balance, June 30, 2002	$ 500		$ 500

			Employee		Fixed
		Legal	Severance	Marketing	Asset
1999 Charge	Total	Settlement	and Other	Contracts	Write-downs

Balance, December 31, 2001	$ 6,846	$ 5,652	$ 1,194
2002 Utilization	(90)	(12)	(78)

Balance, June 30, 2002	$ 6,756	$ 5,640	$ 1,116

			Employee		Fixed
		Legal	Severance	Marketing	Asset
1998/1997 Charges	Total	Settlement	and Other	Contracts	Write-downs

Balance, December 31, 2001	$ 9,765		$ 4,522	$ 4,548	$ 695
2002 Utilization	(1,140)			(1,140)

Balance, June 30, 2002	$ 8,625		$ 4,522	$ 3,408	$ 695

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

The following table sets forth the computation of basic and diluted earnings per share (amounts in thousands, except per share data):
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2002	2001	2002	2001
Numerator for basic earnings per share:
Net Income before cumulative effect of
change in accounting principle	$ 24,565	$ 14,138	$ 61,636	$ 55,342
Cumulative effect of change in accounting
principle			5,070

Net Income	$ 24,565	$ 14,138	$ 56,566	$ 55,342

Numerator for diluted earnings per share:
Net Income before cumulative effect of
change in accounting principle	$ 24,565	$ 14,138	$ 61,636	$ 55,342
Effect of dilutive securities:
Interest on 4.25% convertible
debentures, net of income taxes	1,833		3,666	2,463

	26,398	14,138	65,302	57,805
Cumulative effect of change in accounting
principle			5,070

Net Income	$ 26,398	$ 14,138	$ 60,232	$ 57,805

Denominator for basic earnings per share:
Weighted average shares	59,344	58,512	59,190	58,173

Denominator for dilutive earnings per share:
Weighted average shares	59,344	58,512	59,190	58,173
Effect of dilutive securities:
Dilutive employee stock options	2,003	1,661	2,071	1,690
Assumed conversion of 4.25% convertible
debentures	6,483		6,483	4,358

	67,830	60,173	67,744	64,221

Basic earnings per share
Before cumulative effect of change in
accounting principle	$ .41	$ .24	$ 1.04	$ .95
Cumulative effect of change in accounting principle			(.09)

	$ .41	$ .24	$ .95	$ .95

Diluted earnings per share
Before cumulative effect of change in
accounting principle	$ .39	$ .24	$ .96	$ .90
Cumulative effect of change in accounting principle			(.07)

	$ .39	$ .24	$ .89	$ .90

(1) The effect of the assumed conversion of the 4.25% convertible debentures has been excluded from the calculation of EPS for the three months ended June 30, 2001 as the impact would be anti-dilutive.

COMPREHENSIVE INCOME

The following table sets forth the computation of comprehensive income:
	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Net Income	$24,565	$14,138	$56,566	55,342
Changes in foreign currency
translation adjustments	28,722	(14,839)	25,541	(34,781)
Net change due to hedging instruments
in accordance with FAS 133	(32,140)	4,754	(27,763)	4,647

Comprehensive Income	$21,147	$4,053	$54,344	$25,208

INTANGIBLE ASSETS

As discussed in Note 1, the Company adopted FAS 142 as of January 1, 2002. As a result, the Company ceased amortization of goodwill and certain indefinite-lived intangibles beginning on January 1, 2002. As a result, the Company is providing the following disclosures regarding the components of intangible assets (other than goodwill) as of December 31, 2001 and the impact if the cessation of amortization of certain intangibles and goodwill had occurred in the prior periods.
	December 31, 2001
	Gross	Accumulated	Net
	Amount	Amortization	Balance
Amortizable Intangible Assets:
Licenses (1)	$13,600	$0	$13,600
Other	575	423	152
Non-amortizable Intangible Assets:
Company tradename and trademarks	31,640		31,640

Total	$45,815	$423	$45,392

        (1) Licenses are being amortized over ten years beginning January 1, 2002.

Reported net income for the three and sixth month periods ended June 30, 2001, adjusted for the effects of the non-amortization provision of FAS 142 is as follows:

	Three Months Ended	Six Months Ended
	June 30, 2001	June 30, 2001

Reported net income	$14,138	$55,342
Add back:
Amortization of goodwill and other
intangibles (net of taxes)	580	1,255

Adjusted net income	$14,718	$56,597

Adjusted basic earnings per share	$.25	$.97
Adjusted diluted earnings per share	$.24	$.92

As a result of completing a goodwill impairment assessment required upon adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Intangible Assets”, the Company recorded an $8.4 million ($5.1, net of income taxes) for goodwill impairment related to two non-Reebok Brand operating units retroactive to the beginning of the fiscal year. This charge is presented as a cumulative effect of a change in accounting principle effective as of January 1, 2002.

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

Hedging Policies

The Company uses foreign currency forward contracts, options contracts and interest rate swap agreements to hedge its exposure to: (1) merchandise purchased in US dollars that would be sold to customers in other currencies, (2) significant intercompany assets and liabilities and (3) interest rate movement. If actual fluctuations in foreign exchange rates or interest rates are more or less favorable than those projected by management, or if the actual amount of merchandise purchased in US dollars to be sold to customers in other currencies differs from the amounts projected, future operating results may be impacted by adjustments to these estimates.

Income Taxes

The carrying value of the Company’s net deferred tax assets assumes that the Company will be able to generate sufficient future taxable income in certain tax jurisdictions to realize the value of these assets. If the Company is unable to generate sufficient future taxable income in these jurisdictions, an adjustment may be required in the net carrying value of the deferred tax assets resulting in additional income tax expense in the Company’s consolidated statement of income. Management evaluates the realizability of the deferred tax assets and assesses the need for any valuation adjustment quarterly.

Recently Issued Accounting Standards

The Company has described the impact from the adoption of certain new accounting pronouncements effective in 2002 in notes 1 and 5 to the condensed consolidated financial statements.

Operating Results

Second Quarter 2002 Compared to Second Quarter 2001

Net sales for the quarter ended June 30, 2002 were $717.4 million, a 0.9% increase from 2001‘s second quarter net sales of $711.0 million. Worldwide sales of the Reebok Brand were $584.9 million an increase of 2.4 % from $571.4 million in the second quarter of 2001.

U.S. footwear sales of the Reebok Brand were $249.3 million in the second quarter of 2002, approximately flat with the second quarter of 2001. Sales of U.S. footwear to the athletic specialty channel of distribution increased during the quarter, whereas, sales to the volume channel of distribution, which consists primarily of moderate department stores, declined. During the second quarter, sales increased in four out of five of the largest categories of footwear product in the U.S. Basketball increased approximately 37%, driven by strong sales of Iverson and other Rbk product. Sales of walking footwear increased approximately 9% and men’s cross training footwear experienced a sales increase of 14%. Classics increased in the quarter despite a relatively weak fill-in business. The running category declined during the quarter. The Company is in the process of repositioning this category and will be launching its new premiere series running products in 2003. During the quarter, U.S. footwear returns increased, whereas, cancellations were flat with the same period in the prior year.

U.S. apparel sales of the Reebok Brand increased in the second quarter by 30.1% to $84.7 million from $65.1 million in the second quarter of 2001. The sales increase came from both Reebok branded and sports licensed apparel. Reebok branded apparel increased approximately 16% despite a 22% reduction in closeout sales and a 25% decrease in the Company’s full-price fill-in business. On a category basis, basketball apparel increased over 600% supported by strong Iverson product sales. On a trade channel basis, the growth is primarily in the athletic specialty channel. The Company’s new sports licensed apparel business which began operations in March 2001, continues to perform well. The Company believes that there is a fairly broad based return to fashionability for sports licensed apparel and that this has improved retail sell-throughs. The Company believes that the U.S. apparel business, both branded and sports licensed, is a long-term growth opportunity.

International sales of the Reebok Brand (including footwear and apparel) were $250.9 million in the second quarter of 2002, a decrease of 2.0% from sales of $256.0 million in the second quarter of 2001. On a constant dollar basis, international sales of the Reebok Brand decreased 4.6%. The decline in international sales is primarily the result of the Company’s sales performance in the Middle East and in Latin America. In Europe, for the quarter, sales increased 3.3% in reported dollars (but declined 1.5% in constant dollars), with particular strength in the U.K. market. The Company believes that a weak retail environment in certain European markets is affecting its business. Furthermore, the Company believes that its decision not to invest incrementally in the World Cup has depressed sales during the short-term in selected markets in Europe and Asia.

Rockport’s second quarter 2002 sales were $95.3 million, a decrease of 2.8% from sales of $98.0 million in the second quarter of 2001. Domestic sales for the Rockport Brand decreased 5.0% whereas international sales increased 4.2% as compared to the second quarter of 2001. During the second quarter of 2002, Rockport generated modest sales increases to the department store channel for its men’s products, reversing the trend of the past two quarters. However, sales declined in the value channel, which consists of moderate department and family footwear stores, where Rockport is implementing its new product segmentation strategy. As a result of this segmentation strategy, model stock positions on existing products have been reduced to accommodate the introduction of the new products beginning in the third quarter of 2002. The Company believes that with this new product segmentation strategy, it should be in a position to grow revenues during the second half of 2002. However, this growth will depend on conditions that exist at U.S. retail during that period of time. International revenues accounted for approximately 26% of Rockport’s sales in the second quarter of 2002 as compared to 25% in the second quarter of 2001.

Sales of the Company’s other brands were $37.2 million in the second quarter of 2002, a decrease of 10.6% from sales of $41.6 million in the second quarter of 2001.

During the second quarter of 2002, the Company’s overall gross margin was 38.6% of sales, which is an improvement of 190 basis points when compared with gross margin of 36.7% in the second quarter of 2001. During the second quarter of 2002, the impact of improved initial pricing margins, reduced closeout sales and strong inventory management helped to improve the Company’s margin. In addition, during the quarter the Company settled certain outstanding international customs related matters which accounted for approximately 93 basis points of the margin improvement (or $.07, after-tax, per diluted share). While international margins improved slightly in the quarter, they continue to be adversely effected by currency comparisons during the quarter. The Company believes that its gross margin percentage for the balance of the year will improve over the prior year in the range of 50 to 100 basis points.

Selling, general and administrative expenses for the second quarter of 2002 were $236.4 million, or 33.0% of sales, an increase of $8.8 million when compared with last year’s second quarter expense of $227.6 million, or 32.0% of sales. During the second quarter of 2002, the Company increased its U.S. media spend by 28% in order to support the rollout of its Rbk products and to support its integrated marketing strategy. The Company expects to continue its investment in working media throughout 2002 to support its advertising campaigns. The Company expects to finance these campaigns by generating greater efficiencies from its other marketing expenditures thereby keeping its total marketing spending at approximately the same percentage of sales for the full year as in 2001.

The Company did not record any special charges during the second quarter of 2002, however, in the second quarter of 2001, the Company recorded a special charge of $6.7 million for the integration and consolidation of the Company’s Rockport and Ralph Lauren Footwear brands into its Shared Service operation (See Note 2).

Included in other expenses, net, are the amortization of intangibles, certain currency losses and other non-operating expenses. For the second quarter of 2001, other expense, net was a net expense of $.9 million. During the second quarter of 2001, the Company identified an underaccrual of buying agent’s commissions of approximately $10.6 million relating to 2001 and prior years. In the opinion of the Company, the amounts were not material to any of the previously reported annual periods. Accordingly, the $10.6 million was recorded in the then current quarter in other expense. Also included in other expenses, net for the second quarter of 2001, was a gain of $8.2 million from the sale of certain real estate assets.

Net interest expense was $4.5 million for the second quarter of 2002, approximately the same as compared to the second quarter of 2001. The Company expects that its net interest expense could increase slightly each quarter from prior year amounts due to working capital requirements and to the lower rates of return the Company is realizing on invested cash.

In the second quarter ended June 30, 2002, as a result of completing a goodwill impairment assessment required pursuant to SFAS No. 142, the Company recorded an $8.4 million charge ($5.1 million, net of income taxes) for goodwill impairment related to two non-Reebok Brand operating units. This charge has been presented as a cumulative effect of a change in accounting principle effective as of January 1, 2002 for the six months ended June 30, 2002 and therefore is not included in the quarterly income statement for the three months ended June 30, 2002.

The effective income tax rate was 31.0% in the second quarter of 2002 and 2001. The Company expects that the annual tax rate will be 31.0%. However, the rate could fluctuate depending on the amount of, and geographic mix of, the Company’s earnings, if the Company incurs non-benefitable losses in certain jurisdictions, the Company’s cash requirements, or if there are changes to the statutory rates.

First Six Months of 2002 Compared to First Six Months of 2001

Net sales for the six months ended June 30, 2002 were $1.453 billion, a 1.9% decrease from 2001‘s first six months net sales of $1.481 billion. Worldwide sales of the Reebok Brand were $1.197 billion which is comparable to the first six months of 2001.

U.S. footwear sales of the Reebok Brand were $496.3 million in the first six months of 2002, a decrease of 3.2% from $512.6 million for the first six months of 2001. Sales of U.S. footwear to the athletic specialty channel of distribution increased during the six months, whereas, sales to the volume channel of distribution, which consists primarily of moderate department stores, declined. During the first six months, sales increased in the basketball category by approximately 48%, driven by strong sales of Iverson and other Rbk product. Sales of walking footwear decreased approximately 9% and men’s cross training footwear experienced a sales decrease of approximately 23%. Classics were approximately flat with the prior year, despite a relatively weak fill-in business. The running category declined during the first six months. The Company is in the process of repositioning this category and will be launching its new premiere series running products in 2003. During the first six months of 2001, U.S. footwear returns increased, whereas, cancellations were flat with the same period in the prior year.

U.S. apparel sales of the Reebok Brand increased in the first six months by 37.3% to $157.1 million from $114.4 million in the first six months of 2001. The sales increase came from both Reebok branded and sports licensed apparel. Reebok branded apparel increased approximately 12% with closeout sales increasing slightly, and the Company’s full-price fill-in business being comparable with the same period in the prior year. On a category basis, basketball apparel increased over 600% supported by strong Iverson product sales. On a trade channel basis, the growth is primarily in the athletic specialty channel. The Company’s new sports licensed apparel business which began operations in March 2001, continues to perform well. The Company believes that there is a fairly broad based return to fashionability for sports licensed apparel and that this has improved retail sell-throughs. The Company believes that the U.S. apparel business, both branded and sports licensed, is a long-term growth opportunity.

International sales of the Reebok Brand (including footwear and apparel) were $543.3 million in the first six months of 2002, a decrease of 4.7% from sales of $569.8 million in the first six months of 2001. On a constant dollar basis, international sales of the Reebok Brand decreased 4.0%. The decline in international sales is primarily the result of the Company’s sales performance in the Middle East and in Latin America. In Europe, for the first six months, sales decreased 2.1% in reported dollars (2.3% in constant dollars). However, sales increased in the U.K. market. The Company believes that a weak retail environment in certain European markets is affecting its business. Furthermore, the Company believes that its decision not to invest incrementally in the World Cup has depressed sales during the short-term in selected markets in Europe and Asia.

Rockport’s sales for the first six months of 2002 were $182.7 million, a decrease of 8.2% from sales of $199.0 million in the first six months of 2001. Domestic sales for the Rockport Brand decreased 11.4% whereas international sales were flat as compared to the first six months of 2001. During the first six months of 2002, Rockport sales to the department store channel for its men’s products, declined, however, during the second quarter of 2002, they generated modest sales increases, reversing the trend of the past two quarters. Sales declined in the value channel, which consists of moderate department and family footwear stores, where Rockport is implementing its new product segmentation strategy. As a result of this segmentation strategy, model stock positions on existing products have been reduced to accommodate the introduction of the new products beginning in the third quarter of 2002. The Company believes that with this new product segmentation strategy, it should be in a position to grow revenues during the second half of 2002. However, this growth will depend on conditions that exist at U.S. retail during that period of time. International revenues accounted for approximately 29% of Rockport’s sales in the first six months of 2002 as compared to 26% in the first six months of 2001.

Sales of the Company’s other brands were $74.0 million in the first six months of 2002, a decrease of 13.1% from sales of $85.2 million in the first six months of 2001.

During the first six months of 2002, the Company’s overall gross margin was 37.9% of sales, which is an improvement of 90 basis points when compared with gross margin of 37.0% in the first six months of 2001. During the first six months of 2002, the impact of improved initial pricing margins, reduced closeout sales and strong inventory management helped to improve the Company’s margin. In addition, during the first six months the Company settled certain outstanding international customs related matters which accounted for approximately 46 basis points of the margin improvement (or $.07, after-tax, per diluted share). While international margins improved slightly in the period, they continue to be adversely effected by currency comparisons during the period. The Company believes that its gross margin percentage for the balance of the year will improve over the prior year in the range of 50 to 100 basis points.

Selling, general and administrative expenses for the first six month of 2002 were $450.0 million, or 31.0% of sales, relatively flat when compared with last year’s first six months expense of $451.0 million, or 30.5% of sales. During the first six months of 2002, the Company increased its U.S. media spend by approximately 40% in order to support the rollout of its Rbk products and to support its integrated marketing strategy. The Company expects to continue its investment in working media, throughout 2002 to support the advertising campaigns it will be running. The Company expects to finance these campaigns by generating greater efficiencies from its other marketing expenditures thereby keeping its total marketing spending at approximately the same percentage of sales for the full year as in 2001.

The Company did not record any special charges during the first six months of 2002, however, during the first six months of 2001, the Company recorded a special charge of $6.7 million for the integration and consolidation of the Company’s Rockport and Ralph Lauren Footwear brands into its Shared Service operation. Also during 2001, the Company changed certain previously recorded estimates based on actual amounts received or paid by the Company. The net change in estimates, which is reported in special charges, amounted to income of $6.8 million and relates primarily to the sale of the Company’s interest in its South African subsidiary.

Included in other expenses, net are the amortization of intangibles, certain currency losses and other non-operating expenses. For the first six months of 2001, other expense, net was a net expense of $5.9 million. During the first six months of 2001, the Company identified an underaccrual of buying agent’s commissions of approximately $10.6 million relating to 2001 and prior years. In the opinion of the Company, the amounts were not material to any of the previously reported annual periods. Accordingly, the $10.6 million was recorded in the first six months of 2001 in other expense. Also included in other expenses, net for the first six months of 2001, was a gain of $8.2 million from the sale of certain real estate assets, as well as, the write-off of $5.2 million of unamortized debt costs associated with the early extinguishment of the Company’s term loan.

Net interest expense was $7.9 million for the first six months of 2002, approximately the same as compared to the first six months of 2001. The Company expects that its net interest expense could increase slightly each quarter from prior year amounts due to working capital requirements and to the low rates of return the Company is realizing on invested cash.

The effective income tax rate was 31.0% in the first six months of 2002 and 2001. The Company expects that the annual tax rate will be 31.0%. However, the rate could fluctuate depending on the amount of, and geographic mix of, the Company’s earnings, if the Company incurs non-benefitable losses in certain jurisdictions, the Company’s cash requirements, or if there are changes to the statutory rates.

Reebok Brand Backlog of Open Orders

Worldwide backlog of open customer orders scheduled for delivery during the period July 1, 2002 through December 31, 2002 for the Reebok Brand backlog increased 16.4% as compared to the same period last year including the open orders for the Company’s new sports licensed apparel business. However, this comparison is not necessarily indicative of overall future sales trends since the Company’s new sports licensing business did not begin operations until March 2001. Excluding the open orders for sports licensed apparel in both 2002 and 2001, the Company’s worldwide backlog for the Reebok Brand increased 8.4% (2.8% in constant dollars).

Comparisons regarding orders scheduled for delivery for the period July 1, 2002 through December 31, 2002 are as follows for the Reebok Brand:

	Percentage Change					Proforma
	2002/2001 (1)					2002/2001 (2)
	Reported Constant					Reported Constant
	Dollars Dollars					Dollars Dollars
U.S.A.:
Footwear	+	5.4%	+	5.4%	+	5.4%	+	5.4%
Apparel	+	67.2%	+	67.2%	+	23.0%	+	23.0%
Total Domestic	+	21.9%	+	21.9%	+	7.8%	+	7.8%
International:
Footwear	+	10.3%	-	0.5%	+	10.3%	-	0.5%
Apparel	+	7.8%	-	4.3%	+	7.8%	-	4.3%
Total International	+	9.0%	-	2.5%	+	9.0%	-	2.5%
Total Reebok Brand:
Footwear	+	7.0%	+	3.2%	+	7.0%	+	3.2%
Apparel	+	32.8%	+	23.7%	+	11.5%	+	1.8%
Total Reebok Brand	+	16.4%	+	10.9%	+	8.4%	+	2.8%

(1) Includes the open orders in 2002 of the sports licensing business. However, this comparison is not indicative of overall future sales trends since the Company's sports licensing business did not begin operations until March 2001.

(2) Excludes backlog comparisons for the Company's sports licensing business which did not begin operations until March of 2001.

These backlog comparisons are not necessarily indicative of future sales trends. Many customer orders are cancelable, currencies may fluctuate, sales by Company-owned retail outlet stores are not included in the backlog and can vary from year-to-year, many markets in Latin America and Asia Pacific are not included in the backlog since sales are made by independent distributors and the ratio of orders booked early to at-once shipments can vary from period to period.

Liquidity and Sources of Capital

At June 30, 2002, the Company's working capital was $930.7 million as compared with $795.9 million at June 30, 2001. The current ratio at June 30, 2002 was 2.7 to 1, as compared to 2.9 to 1 at December 31, 2001 and 2.6 to 1 at June 30, 2001.

Inventory decreased by $67.4 million or 14.2% from June 30, 2001. The inventory reduction was achieved despite the increase in the Company's Sports Licensing inventory. The currency impact on inventory was an increase of approximately $20.0 million as compared to last year. During the second quarter of 2002 the Company improved its inventory turns to 4.7 from 4.1 during the second quarter of 2001. During the second quarter, the Company also reduced its days sales outstanding in accounts receivable by 6 days from the same period last year.

Cash used for operations during the first six months of 2002 was $15.1 million, as compared to cash used for operations of $113.0 million during the first six months of 2001. Capital expenditures for the six months ended June 30, 2002 were $12.1 million. During the second quarter of 2002, the Company entered into a new credit facility with a group of banks to replace the Company's prior Credit Agreement in the amount of $300.0 million which was scheduled to expire on August 31, 2002. The new $300.0 million credit facility has a term of three years, with the option for the Company to extend the term of the facility for an additional eighteen months. The pricing was adjusted to market conditions, otherwise, the terms and conditions, including the debt covenants, of the new credit facility are similar to the facility that was replaced. Cash generated from operations during the balance of 2002, together with the Company's existing and available credit lines, other financial resources and ability to access capital markets given the Company's existing credit ratings, are expected to adequately finance the Company's current and planned 2002 cash requirements. However, the Company's actual experience may differ from the expectations set forth in the preceding sentence. Factors that might lead to a difference include, but are not limited to, the matters discussed above and under the caption entitled Issues and Uncertainties included in the Company's Annual Report on Form 10-K as well as future events that might have the effect of reducing the Company's available cash balances (such as unexpected operating losses or increased capital or other expenditures, as well as increases in the Company's inventory or accounts receivable) or future events that might reduce or eliminate the availability of external financial resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our market risks, and the ways we manage them, are summarized in management's discussion and analysis of financial condition and results of operations as of December 31, 2001, included in the Company's Form 10-K for the year ended December 31, 2001. There have been no material changes in the first six months of 2002 to such risks or our management of such risks.

PART II - OTHER INFORMATION

Item 1: Legal Proceedings
     None

Item 2:  Changes in Securities and Use of Proceeds
     None

Item 3: Defaults Upon Senior Securities
     None

Item 4: Submission of Matters to a Vote of Secuirty Holders
     None

Item 5: Other Information
     None

Item 6
     Exhibits
            10.1     Employment Agreement dated as of June 12, 2002 between the Company and Martin Coles
            10.2     Relocation Agreement dated as of July 17, 2002 between the Company and Martin Coles
            10.3     Credit Agreement, dated as of June 3, 2002, among the Company, Reebok International Limited,
                        Reebok Finance Limited, the Lenders named therein, Credit Suisse First Boston as Administrative Agent,
                        Fleet National Bank as Syndication Agent, and ABN Amro Bank N.V., BNP Paribas, and Wachovia
                        Bank, National Association as Co-Documentation Agents

            99.1     Certification of Paul Fireman, dated as of August 13, 2002 and made pursuant to Section 1350,
                        Chapter 63 Of Title 18, United States Code, as adpoted pursuant to Section 906 of the Sarbanes-Oxley
                        Act of 2002
            99.2     Certification of Kenneth Watchmaker, dated as of August 13, 2002 and made pursuant to Section 1350,
                        Chapter 63 Of Title 18, United States Code, as adpoted pursuant to Section 906 of the Sarbanes-Oxley
                        Act of 2002

     Current Reports on Form 8-K
            The Company did not file any Current Reports on Form 8-K for the quarter ended March 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2002

REEBOK INTERNATIONAL LTD.

BY:	/s/ KENNETH WATCHMAKER

Kenneth Watchmaker
Executive Vice President and Chief Financial Officer