Form 10-Q
period 2002-09-30
REEBOK INTERNATIONAL LTD
filed 2002-11-08
CIK 770949

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-9340

REEBOK INTERNATIONAL LTD.
Incorporated pursuant to the Laws of The Commonwealth of Massachusetts

Internal Revenue Service—Employer Identification No. 04-2678061
1895 J.W. Foster Boulevard, Canton, Massachusetts, 02021
(781) 401-5000

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

The total number of shares of the Registrant’s Common Stock, par value $.01 per share, outstanding on October 24, 2002 was 59,959,111.

REEBOK INTERNATIONAL LTD.

Reebok International Ltd.
Condensed Consolidated Balance Sheets

	September 30,		December 31, 2001
	2002	2001
	(Unaudited)		(See Note 1)
	Amounts in thousands
ASSETS
Current assets:
Cash and cash equivalents	$394,471	$197,521	$413,281
Accounts receivable, net of allowance for doubtful accounts (September 2002, $57,969 September 2001, $51,088; December 2001, $55,240)	596,354	568,116	383,372
Inventory	410,384	433,042	362,927
Deferred income taxes	105,303	103,023	104,280
Prepaid expenses and other current assets	38,817	44,999	30,835

Total current assets	1,545,329	1,346,701	1,294,695

Property and equipment, net	130,509	132,764	133,952
Other non-current assets:
Goodwill, net	23,077	32,190	31,294
Intangibles, net of amortization	44,496	32,104	45,392
Deferred income taxes	10,398	20,183	16,094
Other	23,392	22,009	21,746

Total Assets	$1,777,201	$1,585,951	$1,543,173

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable to banks	$13,000	$25,286	$11,779
Current portion of long-term debt	115	108	97
Accounts payable	147,023	146,863	127,286
Accrued expenses	335,185	290,577	269,738
Income taxes payable	42,933	49,173	40,506

Total current liabilities	538,256	512,007	449,406

Long-term debt, net of current portion	353,357	351,171	351,210
Minority interest and other long-term liabilities	39,099	32,445	22,619

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $.01; authorized 250,000 shares; issued shares: September 2002, 98,870; September 2001, 97,797; December 2001, 98,050	989	978	981
Retained earnings	1,583,003	1,429,100	1,453,348
Less shares in treasury at cost: September 2002, 39,011 September 2001, 38,866; December 2001, 39,011	(660,422)	(657,546)	(660,422)
Unearned compensation	(1,969)	(378)	(2,736)
Accumulated other comprehensive loss	(75,112)	(81,826)	(71,233)

Total Stockholders’ Equity	846,489	690,328	719,938

Total Liabilities and Stockholders’ Equity	$1,777,201	$1,585,951	$1,543,173

The accompanying notes are an integral part of the condensed consolidated financial statements.

Reebok International Ltd.
Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	Amounts in thousands, except per share data
Net sales	$911,615	$847,264	$2,365,030	$2,328,240

Costs and expenses:

Cost of sales	569,617	536,581	1,471,759	1,468,954
Selling, general and administrative expenses	258,732	241,169	708,779	692,183
Special charges				(158)
Interest expense, net	2,278	5,212	10,192	13,316
Other expense, net	901	8	2,708	5,908

	831,528	782,970	2,193,438	2,180,203

Income before income taxes, minority interest and cumulative effect of change in accounting principle	80,087	64,294	171,592	148,037
Income taxes	24,826	19,931	53,194	45,891

Income before minority interest and cumulative effect of change in accounting principle	55,261	44,363	118,398	102,146
Minority interest	1,859	2,145	3,360	4,586

Income before cumulative effect of change in accounting principle	53,402	42,218	115,038	97,560
Cumulative effect of change in accounting principle (net of taxes), Note 1			(5,070)

Net income	$53,402	$42,218	$109,968	$97,560

Basic earnings per share:

Before cumulative effect of change in accounting principle	$.90	$.72	$1.94	$1.67
Cumulative effect of change in accounting principle			(.09)

Net income	$.90	$.72	$1.85	$1.67

Diluted earnings per share:

Before cumulative effect of change in accounting principle	$.81	$.66	$1.78	$1.56
Cumulative effect of change in accounting principle			(.07)

Net income	$.81	$.66	$1.71	$1.56

The accompanying notes are an integral part of the condensed consolidated financial statements.

Reebok International Ltd.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2002	2001
	Amounts in thousands
Cash flows from operating activities:
Net income	$109,968	$97,560
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization	22,403	27,456
Minority interest	3,360	4,586
Deferred income taxes	4,672	(3,381)
Loss on sale of assets, net		(201)
Cumulative effect of change in accounting principle	5,070
Changes in operating assets and liabilities exclusive of changes arising from business acquisitions
Accounts receivable	(214,991)	(140,412)
Inventory	(36,533)	(39,764)
Prepaid expenses and other	(12,085)	(11,944)
Accounts payable and accrued expenses	72,732	(31,477)
Dividends to minority shareholders	(2,543)	(8,215)
Income taxes payable	14,547	34,314

Total adjustments	(143,368)	(169,038)

Net cash used for operating activities:	(33,400)	(71,478)

Cash flows used for investing activities:
Payments to acquire property and equipment	(15,427)	(17,473)
Proceeds from sale of assets		22,162
Acquisition of minority interest in and purchase of certain subsidiaries		(18,832)

Net cash used for investing activities	(15,427)	(14,143)

Cash flows provided by financing activities:
Net borrowings of notes payable to banks	1,693	9,828
Net proceeds from issuance of convertible debentures		244,729
Net borrowings (re-payments) of long-term debt	1,978	(257,464)
Proceeds from issuance of common stock to employees	11,519	22,343
Repurchase of common stock		(4,176)

Net cash provided by financing activities	15,190	15,260

Effect of exchange rate changes on cash and cash equivalents	14,827	(783)

Net increase (decrease) in cash and cash equivalents	(18,810)	(71,144)
Cash and cash equivalents at beginning of period	413,281	268,665

Cash and cash equivalents at end of period	$394,471	$197,521

Supplemental disclosures of cash flow information:
Interest paid	$21,505	$23,223
Income taxes paid	34,126	7,415

The accompanying notes are an integral part of the condensed consolidated financial statements.

Reebok International Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except per share data)

1
SUMMARY OF
SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and reflect all adjustments (consisting of normal recurring accruals, and the cumulative effect of a change in accounting principle as of January 1, 2002) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods. The interim financial information and notes thereto should be read in conjunction with the Company’s latest annual report on Form 10-K. The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of results to be expected for the entire year.

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

Recently Issued Accounting Standards

Effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142) which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized.

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

In July 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”(“SFAS 146”), which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with earlier application encouraged. The Company will adopt SFAS 146 for its exit or disposal activities which are initiated after December 31, 2002, and it does not expect that the adoption of the Statement will have a significant impact on the Company’s financial position or results of operations.

Reclassification

Certain amounts in prior periods have been reclassified to conform to the 2002 presentation. These reclassifications had no impact on previously reported results of operations or shareholders’ equity.

Reebok International Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except per share data)—Continued

2
SPECIAL CHARGES

Details of the special charge activity during the nine months ended September 30, 2002 are as follows:

	Total	Legal Settlement	Employee Severance and Other	Marketing Contracts	Fixed Asset Write-downs
Total Charges
Balance, December 31, 2001	$17,494	$5,652	$6,599	$4,548	$695
2002 Utilization	(2,250)	(12)	(528)	(1,710)

Balance, September 30, 2002	$15,244	$5,640	$6,071	$2,838	$695

The short-term portion of the accrual, or $9,468 is included in accrued expenses with the balance of $5,776 included in other long-term liabilities. The fixed asset write-downs relate to assets that will be abandoned or sold. The remaining accruals are expected to be utilized during fiscal 2002 and 2003, as leases expire, consolidations occur, contractual obligations come due and severance payments are made.

Details of the special charge activity for each special charge for the nine months ended September 30, 2002 are as follows:

	Total	Legal Settlement	Employee Severance and Other	Marketing Contracts	Fixed Asset Write-downs
2001 Charge
Balance, December 31, 2001	$883		$883
2002 Utilization	(450)		(450)

Balance, September 30, 2002	$433		$433

	Total	Legal Settlement	Employee Severance and Other	Marketing Contracts	Fixed Asset Write-downs
1999 Charge
Balance, December 31, 2001	$6,846	$5,652	$1,194
2002 Utilization	(90)	(12)	(78)

Balance, September 30, 2002	$6,756	$5,640	$1,116

	Total	Legal Settlement	Employee Severance and Other	Marketing Contracts	Fixed Asset Write-downs
1998/1997 Charges
Balance, December 31, 2001	$9,765		$4,522	$4,548	$695
2002 Utilization	(1,710)			(1,710)

Balance, September 30, 2002	$8,055		$4,522	$2,838	$695

Reebok International Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except per share data)—Continued

3
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

The following table sets forth the computation of basic and diluted earnings per share (amounts in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Numerator for basic earnings per share:
Net income before cumulative effect of change in accounting principle	$53,402	$42,218	$115,038	$97,560
Cumulative effect of change in accounting principle			5,070

Net income	$53,402	$42,218	$109,968	$97,560

Numerator for diluted earnings per share:
Net income before cumulative effect of change in accounting principle	$53,402	42,218	$115,038	$97,560
Effect of dilutive securities:
Interest on 4.25% convertible debentures, net of income taxes	1,833	1,833	5,499	4,296

	55,235	44,051	120,537	101,856
Cumulative effect of change in accounting principle			5,070

Net income	$55,235	$44,051	$115,467	$101,856

Denominator for basic earnings per share:
Weighted average shares	59,615	58,871	59,332	58,406

Denominator for dilutive earnings per share:
Weighted average shares	59,615	58,871	59,332	58,406
Effect of dilutive securities:
Dilutive employee stock options	1,985	1,662	2,042	1,680
Assumed conversion of 4.25% convertible debentures	6,483	6,483	6,483	5,067

	68,083	67,016	67,857	65,153

Basic earnings per share:
Before cumulative effect of change in accounting principle	$.90	$.72	$1.94	1.67
Cumulative effect of change in accounting principle			(.09)

	$.90	$.72	$1.85	$1.67

Diluted earnings per share:
Before cumulative effect of change in	$.81	$.66	$1.78	1.56
Cumulative effect of change in accounting principle			(.07)

	$.81	$.66	$1.71	$1.56

Reebok International Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except per share data)—Continued

4
COMPREHENSIVE INCOME

The following table sets forth the computation of comprehensive income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net income	$53,402	$42,218	$109,968	$97,560
Changes in foreign currency translation adjustments	(3,463)	10,710	22,074	(24,070)
Net change due to hedging instruments in accordance with FAS 133	1,807	(22,807)	(25,956)	(18,161)

Comprehensive income	$51,746	$30,121	$106,086	$55,329

5
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

	December 31, 2001
	Gross Amount	Accumulated Amortization	Net Balance

Amortizable intangible assets:
Licenses(1)	$13,600	$0	$13,600
Other	575	423	152
Non-amortizable intangible assets:
Company tradenames and trademarks	31,640		31,640

Total	$45,815	$423	$45,392

(1)	Licenses are being amortized over ten years beginning January 1, 2002.

Reported net income for the three and nine month periods ended September 30, 2001, adjusted for the effects of the non-amortization provision of FAS 142 is as follows:

	Three Moths Ended September 30, 2001	Nine Months Ended September 30, 2001
Reported net income	$42,218	$97,560
Add back:
Amortization of goodwill and other intangibles (net of taxes)	588	1,843

Adjusted net income	$42,806	$99,403

Adjusted basic earnings per share	$.73	$1.70
Adjusted diluted earnings per share	$.67	$1.59

Reebok International Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except per share data)—Continued

As a result of completing a goodwill impairment assessment required upon adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Intangible Assets,” the Company recorded an $8.4 million charge ($5.1, net of income taxes) for goodwill impairment related to two non-Reebok Brand operating units retroactive to the beginning of the fiscal year. This charge is presented as a cumulative effect of a change in accounting principle effective as of January 1, 2002.

6
COMMITMENTS AND CONTINGENCIES

The Company is involved in various legal proceedings generally incidental to its business. While it is not feasible to predict or determine the outcome of these proceedings, management does not believe that they should result in a materially adverse effect on the Company’s financial position, results of operations or liquidity.

Item 2.    Management’s Discussion and Analysis of Results of Operations and Financial Condition

SPECIAL NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements about the Company’s sales, revenues, earnings, spending, margins, cash flow, future orders, inventory, products, actions, plans, strategies, objectives and guidance with respect to the Company’s future operating results. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” “project,” “will be,” “will continue,” “will result,” “could,” “may,” “might,” or any variations of such words or other words with similar meanings. Any such statements are subject to risks and uncertainties that could cause the Company’s actual results to differ materially from those discussed in such forward-looking statements. Prospective information is based on management’s then current expectations or forecasts. Such information is subject to the risk that such expectations or forecasts, or the assumptions underlying such expectations or forecasts, become inaccurate. The Company assumes no obligation to update any such forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

Risks and uncertainties that could affect the Company’s actual results and could cause such results to differ materially from those contained in forward-looking statements made by or on behalf of the Company include, but are not limited to, the following: competition; shifts in consumer preferences; the ability to accurately forecast consumer demand, sales and market conditions; the ability to sustain current pricing levels for the Company’s products; the potential of the backlog report to not be indicative of future sales; the effect of the Company’s investment in advertising, marketing, athlete endorsement, and athletic sponsorships; risks associated with the Company’s international sales and manufacturing operations, including without limitation import regulations, political instability or general economic factors in the international regions where the Company conducts its business; national and local general economic and market conditions in the United States; the size and growth of the athletic footwear, apparel and equipment markets; interruption or unavailability of sources of supply, including without limitation disruption caused by labor slowdowns or work stoppages at West Coast ports; increased costs of freight, transportation and storage to meet delivery deadlines; increases in leather and other raw material prices; reliance on independent manufacturers; popularity of particular designs, categories of products, and sports; seasonal and geographic demand for our products; demographic changes; our ability to manage and forecast our growth and inventories; the ability to make timely payments on indebtedness; the ability to protect the Company’s intellectual property rights; new product development and introduction; customer service; adverse publicity; the loss of significant customers or suppliers; the ability to realize the full value of the Company’s deferred tax assets; the ability to achieve the intended benefits from the restructuring of the Company’s global operations, including operating and logistical efficiencies in the areas of distribution and information systems; the effect a strong United States dollar may have on the Company’s results of operations from its international business; changes in government regulations; liability and other claims that may be asserted against the Company; the Company’s ability to attract and retain qualified personnel; and other factors mentioned or incorporated by reference in this report or other reports. This list of risk factors is not exhaustive. Other risks and uncertainties are discussed elsewhere in this report and in further detail under the caption entitled “Issues and Uncertainties” included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, which has been filed with the Securities and Exchange Commission. In addition, the Company operates in a highly competitive and rapidly changing environment. Therefore, new risk factors can arise, and it is not possible for management to predict all such risk factors, nor to assess the impact of all such risk factors on the Company’s business or the extent to which any individual risk factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement. With respect to any statements concerning future orders, the Company’s backlog position is not necessarily indicative of future sales because the ratio of future orders to “at once” shipments as well as sales by Company-owned retail outlet stores may vary from year to year. In addition, currencies may fluctuate, many customer orders are cancelable and many markets are not included in open orders since sales are made by independent distributors. Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

CRITICAL ACCOUNTING POLICIES

The Company’s significant accounting policies are described in Note 1 to the consolidated financial statements included in Item 8 in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001. The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to the carrying value of inventories, realizability of outstanding accounts receivable, sales returns and allowances, hedging policies, and the provision for income taxes. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. In the past, actual results have not been materially different from the Company’s estimates. However, results may differ from these estimates under different assumptions or conditions.

The Company has identified the following as critical accounting policies, based on the significant judgments and estimates used in determining the amounts reported in its condensed consolidated financial statements:

Sales Returns and Allowances

The Company records reductions to revenue for estimated customer returns and allowances. The Company bases its estimates on historical rates of customer returns and allowances as well as the specific identification of outstanding returns and allowances which have not yet been received by the Company. The actual amount of customer returns or allowances, which is inherently uncertain, may differ from the Company’s estimates. If actual or expected returns and allowances were significantly greater or lower than the reserves the Company had established, the Company would record a reduction or increase to net sales in the period in which it made such a determination.

Accounts Receivable

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company estimates potential losses based on the Company’s historical rate of credit losses, its knowledge of the financial condition of certain customers, as well as an assessment of the overall conditions at retail. Historically, losses have been within the Company’s expectations. If the financial condition of the Company’s customers were to change, adjustments may be required to these estimates. Furthermore, the Company provides for estimated losses resulting from differences which arise from the gross carrying value of its receivables and the amounts which customers estimate are owed to the Company. The settlement or resolution of these differences could result in future changes to these estimates. If the Company determined that increases or decreases to the allowance for doubtful accounts was appropriate, the Company would record a charge or credit to selling, general and administrative expense in the period the Company made such a determination.

Inventory Valuation

The Company values its inventory at the lower of cost or market. Market value is estimated based upon assumptions made about future demand and retail market conditions. If the Company determines that the estimated market value of its inventory is less than the carrying value of such inventory, the Company provides a reserve for such difference as a charge to cost of sales. If actual market conditions are more or less favorable than those projected by the Company, adjustments to the inventory reserve may be required. The adjustments would decrease or increase the Company’s cost of sales and net income in the period in which they were recorded.

Hedging Policies

The Company uses foreign currency forward contracts, options contracts and interest rate swap agreements to hedge its exposure to: (1) merchandise purchased in US dollars that are forecasted to be sold to customers in other currencies, (2) significant intercompany assets and liabilities and (3) interest rate movement. If actual fluctuations in foreign exchange rates or interest rates are more or less favorable than those projected by management, or if the actual amount of merchandise purchased in US dollars to be sold to customers in other currencies differs from the amounts projected, future operating results may be impacted by adjustments to these estimates.

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

Recently Issued Accounting Standards

The Company has described the impact from the adoption of certain new accounting pronouncements effective in 2002 in notes 1 and 5 to these condensed consolidated financial statements.

OPERATING RESULTS

Third Quarter 2002 Compared to Third Quarter 2001

Net sales for the quarter ended September 30, 2002 were $911.6 million, a 7.6% increase from 2001’s third quarter net sales of $847.2 million. Worldwide sales of the Reebok Brand were $767.7 million, an increase of 9.3% from $702.2 million in the third quarter of 2001.

U.S. footwear sales of the Reebok Brand increased 2.6% to $240.5 million in the third quarter of 2002 from $234.4 million in the third quarter of 2001. Despite the difficult U.S. retail climate, sales of U.S. footwear to the athletic specialty channel of distribution increased during the quarter, whereas, sales to the volume channel of distribution, which consists primarily of moderate department stores, declined. The Company had targeted the “back to school” period in the U.S. for major launches of its new Rbk product and a number of new marketing initiatives. The Company also launched its new Above the Rim basketball product, which the Company believes experienced strong sell throughs at retail. During the third quarter, sales increased in the walking, men’s and women’s training, Classics and kids categories. These increases were partially offset by a decline in the running category. The Company is in the process of repositioning this category and expects to launch its new Premier Series running products during the first quarter of 2003.

U.S. apparel sales of the Reebok Brand increased in the third quarter by 29.8% to $158.6 million from $122.2 million in the third quarter of 2001. The sales increase came from both Reebok branded and sports licensed apparel. Several Reebok Branded apparel product lines are performing well at retail, including Iverson, women’s lycra fit system pants, and training and core basics which bear the Reebok performance vector. The Company’s sports licensed apparel business, which began operations in March 2001, continues to perform well with strong sell throughs at major specialty and sporting goods accounts. Retailer and consumer demand for licensed products continues to exceed the Company’s expectations. During the third quarter, all 32 National Football League (“NFL”) teams took to the field in Reebok apparel, and when the 2002-2003 basketball season officially began, 19 National Basketball Association (“NBA”) teams were outfitted in Reebok apparel.

International sales of the Reebok Brand (including footwear and apparel) were $368.6 million in the third quarter of 2002, an increase of 6.7% from sales of $345.6 million in the third quarter of 2001. On a constant dollar basis, international sales of the Reebok Brand were flat with the third quarter of 2001. In Europe, sales for the quarter increased 8.6% in reported dollars (but were flat in constant dollars). In reported dollars, sales in the U.K. increased 10.9% (3% in constant dollars). Sales in Japan and to certain independent distributors in the Mideast and Latin America declined in the quarter. On a category basis, sales increased in men’s and women’s training products, basketball, walking, Classics and kids. These increases were partially offset by a decline in running.

Rockport’s third quarter 2002 sales were $105.4 million, a decrease of 2.0% from sales of $107.6 million in the third quarter of 2001. Domestic sales for the Rockport Brand, in the third quarter of 2002, decreased 3.8% whereas international sales increased 2.1% as compared to the third quarter of 2001. Rockport’s men’s business reported sales increases in the quarter, despite the difficult retail environment. The Company believes that the increase is attributable to Rockport’s new product segmentation strategy which enables Rockport to reach a broader base of consumers in multiple channels of distribution. The Company plans to expand the number of rooftops carrying Rockport’s products. The Company believes that this, along with an anticipated increase in Rockport’s at-once business from last year’s levels, should result in positive sales comparisons during the fourth quarter of 2002 as compared to the fourth quarter of 2001. International revenues accounted for approximately 31% of Rockport’s sales in the third quarter of 2002 as compared to 29% in the third quarter of 2001.

Sales of the Company’s other brands were $38.5 million in the third quarter of 2002, an increase of 2.9% from sales of $37.4 million in the third quarter of 2001.

During the third quarter of 2002, the Company’s overall gross margin was 37.5% of sales, which is an improvement of 80 basis points when compared with gross margin of 36.7% in the third quarter of 2001. The margin improvement is across all brands and in the key markets of North America and Europe. The increase is primarily attributable to the reduced returns and a lower rate of cancellations, all driven by improved performance at retail. Although the Company believes that currency movements will positively impact gross margins during 2003, it is anticipated that the impact of currency on gross margins for the balance of 2002 will be minimal. Taking into consideration the Company’s hedging strategy and based on current exchange rates, the Company believes that its full year 2002 gross margins will improve over the prior year’s gross margin in the range of 75 to 85 basis points.

Selling, general and administrative expenses for the third quarter of 2002 were $258.7 million, or 28.4% of sales, an increase of $17.5 million when compared with last year’s third quarter expenses of $241.2 million, or 28.5% of sales. The Company continues to invest in product and marketing programs that it believes are necessary for the long-term prosperity of its brands. During the third quarter of 2002, for the Reebok Brand, the Company increased its research and development expenses by 13.6%, its product marketing expense by 23.8% and its total U.S. advertising expenditures by 51.6% as compared to the third quarter of 2001. The Company also increased its U.S. Media spend by approximately 83% during the third quarter of 2002 as compared with the prior year’s third quarter in order to support the rollout of its Rbk products and other marketing strategies. The Company believes that its selling, general and administrative expenses for the full year 2002, as a percentage of sales, will approximate the prior year.

Included in other expense, net, are the amortization of intangibles, certain currency losses and other non-operating expenses. For the third quarter of 2002, other expense, net, was a net expense of $.9 million.

Net interest expense was $2.3 million for the third quarter of 2002. The Company believes that its net interest expense could increase slightly next quarter due to working capital requirements.

The Company’s effective income tax rate was 31.0% in the third quarter of 2002 and 2001. The Company believes that its effective tax rate for the full year of 2002 will be 31.0%. However, the rate could fluctuate depending on the amount of, and geographic mix of, the Company’s earnings, if the Company incurs non-benefitable losses in certain jurisdictions, the Company’s cash requirements, or if there are changes to the statutory rates.

First Nine Months of 2002 Compared to First Nine Months of 2001

Net sales for the nine months ended September 30, 2002 were $2.365 billion, a 1.6% increase from 2001’s first nine months net sales of $2.328 billion. Worldwide sales of the Reebok Brand were $1.965 billion, an increase of 3.5% from $1.899 billion for the first nine months of 2001.

U.S. footwear sales of the Reebok Brand were $736.8 million in the first nine months of 2002, a decrease of 1.4% from $747.0 million for the first nine months of 2001. Despite the difficult U.S. retail climate, sales of U.S. footwear to the athletic specialty channel of distribution increased during the first nine months of 2002, whereas sales to the volume channel of distribution, which consists primarily of moderate department stores, declined. The Company targeted the “back to school” period in the U.S. for major launches of its new Rbk product and a number of new marketing initiatives. The Company also launched its new Above the Rim basketball product which the Company believes experienced strong sell throughs at retail. During the first nine months, sales increased in the basketball category by approximately 36%, driven by strong sales of Iverson and other Rbk product. Sales of walking footwear decreased approximately 3% and men’s cross training footwear experienced a sales decrease of approximately 13%. The Company introduced walking products with its latest evolution of DMX technology at retail during the first quarter of 2002. Sales of Classic footwear product increased 2% from the prior year, despite a relatively weak fill-in business. The running category declined during the first nine months of 2002 as compared with the first nine months of 2001. The Company is in the process of repositioning this category and expects to launch its new Premier Series running products during the first quarter of 2003. During the first nine months of 2002, U.S. footwear returns increased, whereas, cancellations decreased as compared to the same period in the prior year.

U.S. apparel sales of the Reebok Brand increased in the first nine months by 33.5% to $315.7 million from $236.5 million in the first nine months of 2001. The sales increase came from both Reebok branded and sports licensed apparel. Several Reebok Branded apparel product lines are performing well at retail, including Iverson, women’s lycra fit system pants, and training and core basics which bears the Reebok performance vector. The Company’s sports licensed apparel business, which began operations in March 2001, continues to perform well with strong sell throughs at major specialty and sporting goods accounts. Retailer and consumer demand for licensed products continues to exceed the Company’s expectations. During the third quarter, all 32 National Football League (“NFL”) teams took to the field in Reebok apparel and when the 2002-2003 basketball season officially began 19 National Basketball Association (“NBA”) teams were outfitted in Reebok apparel.

International sales of the Reebok Brand (including footwear and apparel) were $912.0 million in the first nine months of 2002, a decrease of .4% from sales of $915.4 million in the first nine months of 2001. On a constant dollar basis, international sales of the Reebok Brand decreased 2.4%. In Europe, sales for the first nine months increased 2.1% in reported dollars (but declined 1.5% in constant dollars). In reported dollars sales in the U.K. market increased 5.2% (1.5% in constant dollars). Sales in Japan and to certain independent distributors in the Mideast and Latin America declined during the first nine months. The Company believes that there is a weak retail environment in certain European markets and that this is affecting its business. Furthermore, the Company believes that its decision not to invest incrementally in the World Cup has depressed sales during the short-term in selected markets in Europe and Asia. On a category basis, sales increased in women’s training products, basketball, Classics and kids. These increases were partially offset by a decline in running.

Rockport’s sales for the first nine months of 2002 were $288.1 million, a decrease of 6.0% from sales of $306.6 million in the first nine months of 2001. Domestic sales for the Rockport Brand decreased 3.3%, whereas international sales were flat as compared to the first nine months of 2001. During the first nine months of 2002, Rockport sales to the department store channel for its men’s products declined. However, during the second and third quarters of 2002, Rockport generated modest sales increases for its men’s products. The Company believes that this increase was attributable to Rockport’s new product segmentation strategy, which enables Rockport to reach a broader base of consumers in multiple channels of distribution. During the first nine months of 2002, sales declined in the value channel, which consists of moderate department and family footwear stores, where Rockport is implementing its new product segmentation strategy. As a result of this segmentation strategy, model stock positions on existing products had been reduced to accommodate the introduction of the new products which began in the third quarter of 2002. The Company plans to expand the number of rooftops carrying Rockport’s products. The Company believes that this, along with an anticipated increase in Rockport’s at-once business from last year’s levels, should result in positive sales comparisons during the fourth quarter of 2002. International revenues accounted for approximately 31% of Rockport’s sales in the first nine months of 2002 as compared to 28% in the first nine months of 2001.

Sales of the Company’s other brands were $112.4 million in the first nine months of 2002, a decrease of 8.4% from sales of $122.7 million in the first nine months of 2001.

During the first nine months of 2002, the Company’s overall gross margin was 37.8% of sales, which is an improvement of 90 basis points when compared with gross margin of 36.9% in the first nine months of 2001. The margin improvement is generally across all brands and in the key markets of North America and Europe. The increase is primarily attributable to reduced returns and a lower rate of cancellations, all driven by improved performance at retail. In addition, during the first nine months of 2001 the Company settled certain outstanding international customs related matters which accounted for approximately 37 basis points of the margin improvement (or $.09, after-tax, per diluted share). Although the Company believes currency movements will positively impact margins during 2003, the impact of currency for the balance of 2002 is expected to be minimal.

Selling, general and administrative expenses for the first nine month of 2002 were $708.8 million, or 30.0% of sales, a 2.4% increase when compared with last year’s first nine months expense of $692.2 million, or 29.7% of sales. The Company continues to invest in product and marketing programs that it believes are necessary for the long-term prosperity of its brands. During first nine months of 2002, for the Reebok Brand, the Company increased its research and development expenses by 9.7%,its product marketing expense by 20.7% and its total U.S. advertising expenditures by approximately 13.0%. The Company also increased its U.S. media spend by approximately 52% during the first nine months of 2002, as compared with the prior years’ period, in order to support the rollout of its Rbk products and other integrated marketing strategies.

The Company did not record any special charges during the first nine months of 2002, however, during the first nine months of 2001, the Company recorded a special charge of $6.7 million for the integration and consolidation of the Company’s Rockport and Ralph Lauren Footwear brands into its Shared Service operation. Also during 2001, the Company changed certain previously recorded estimates based on actual amounts received or paid by the Company. The net change in estimates, which is also included in special charges, amounted to income of $6.8 million and relates primarily to the sale of the Company’s interest in its South African subsidiary.

Included in other expense, net, are the amortization of intangibles, certain currency losses and other non-operating expenses. For the first nine months of 2001, other expense, net, was a net expense of $5.9 million. During the first nine months of 2001, the Company identified an underaccrual of buying agent’s commissions of approximately $10.6 million relating to 2001 and prior years. In the opinion of the Company, the amounts were not material to any of the previously reported annual periods. Accordingly, the $10.6 million was recorded in the first nine months of 2001 in other expense. Also included in other expense, net, for the first nine months of 2001, was a gain of $8.2 million from the sale of certain real estate assets, as well as the write-off of $5.2 million of unamortized debt costs associated with the early extinguishment of the Company’s term loan.

Net interest expense was $10.2 million for the first nine months of 2002, a decrease of $3.3 million as compared to the first nine months of 2001. The Company believes that its net interest expense could increase slightly next quarter due to working capital requirements.

During the second quarter of 2002, as a result of completing a goodwill impairment assessment required pursuant to SFAS No. 142, the Company recorded an $8.4 million charge ($5.1 million, net of income taxes) for goodwill impairment related to two non-Reebok Brand operating units. This charge has been presented as a cumulative effect of a change in accounting principle effective as of January 1, 2002.

The Company’s effective income tax rate was 31.0% in the first nine months of 2002 and 2001. The Company believes that its effective tax rate for the full year of 2002 will be 31.0%. However, the rate could fluctuate depending on the amount of, and geographic mix of, the Company’s earnings, if the Company incurs non-benefitable losses in certain jurisdictions, the Company’s cash requirements, or if there are changes to the statutory rates.

Reebok Brand Backlog of Open Orders

Worldwide backlog of open customer orders scheduled for delivery during the period October 1, 2002 through March 31, 2003 for the Reebok Brand increased 14.1% as compared to the same period last year including the open orders for the Company’s sports licensed apparel business. However, this comparison is not necessarily indicative of overall future sales trends since the Company’s sports licensing business did not begin operations until March 2001. Excluding the open orders for sports licensed apparel in both 2002 and 2001, the Company’s worldwide backlog for the Reebok Brand increased 6.1% (3.6% in constant dollars).

Comparisons regarding orders scheduled for delivery for the period October 1, 2002 through March 31, 2003 are as follows for the Reebok Brand:

	Percentage Change		Proforma
	2002/ 2001(1)		2002/ 2001(2)
	Reported Dollars	Constant Dollars	Reported Dollars	Constant Dollars
U.S.A.:
Footwear	+ 6.6%	+ 6.6%	+ 6.6%	+ 6.6%
Apparel	+ 97.4%	+ 97.4%	+ 20.1%	+ 20.1%
Total Domestic	+ 21.8%	+ 21.8%	+ 8.2%	+ 8.2%

International:
Footwear	+ 3.3%	– 1.9%	+ 3.3%	– 1.9%
Apparel	+ 3.1%	– 2.9%	+ 3.1%	– 2.9%
Total International	+ 3.2%	– 2.3%	+ 3.2%	– 2.3%

Total Reebok Brand:
Footwear	+ 5.6%	+ 3.9%	+ 5.6%	+ 3.9%
Apparel	+ 35.5%	+ 30.2%	+ 7.6%	+ 3.0%
Total Reebok Brand	+ 14.1%	+ 11.6%	+ 6.1%	+ 3.6%

(1)
Includes the open orders in 2002 of the sports licensing business. However, this comparison is not indicative of overall future sales trends since the Company’s sports licensing business did not begin operations until March 2001.

(2)	Excludes backlog comparisons for the Company’s sports licensing business which did not begin operations until March of 2001.

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

Liquidity and Sources of Capital

At September 30, 2002, the Company’s working capital was $1.007 billion as compared with $834.7 million at September 30, 2001. The current ratio at September 30, 2002 was 2.9 to 1, the same as at December 31, 2001, and was 2.6 to 1 at September 30, 2001.

Inventory decreased by $22.6 million or 5.2% from September 30, 2001. The currency impact on inventory was an increase of approximately $10.0 million as compared to last year. In constant dollars, inventory decreased $30.5 million or 6.9%. The inventory reduction was achieved despite the increase in the Company’s sports licensing inventory and the increase in inventory the Company incurred as a result of moving product to its warehouses earlier than scheduled in anticipation of the West Coast labor dispute. The Company plans to continue to move product earlier, as well as to continue to move some product through East Coast ports into its Massachusetts distribution network, to protect its open order position until the labor dispute is resolved and to support its backlog growth. As a result, assuming no additional slowdowns or work stoppages, the Company believes that there will be minimal disruption to its ability to fill customer orders during the fourth quarter of 2002. On October 16, 2002, a federal judge in California imposed a preliminary injunction on the Pacific Maritime Association (“PMA”) and the International Longshore and Warehouse Union (“ILWU”) pursuant to the Taft-Hartley Act. The injunction provides that until December 27, 2002 the PMA is prohibited from locking-out the approximately 10,500 West Coast longshore workers represented by the ILWU, and the ILWU must return to work at West Coast ports and must not strike. However, the labor issues leading to the pre-injunction port closures have not yet been resolved, and when the injunction expires on December 27, 2002, there could be another work stoppage. Furthermore, it is possible that certain retailers may have difficulty in receiving product during the fourth quarter if their distribution centers are not capable of handling the increased flow of merchandise which has occurred, in some instances, since the ports re-opened in October, 2002. It is unclear when the current transportation backlog will be eliminated and the ports will return to normal operation. The uncertainty in the relationship between the PMA and ILWU could cause a disruption in the U.S. transportation network, which could have a negative impact on the Company’s operation.

The Company anticipates that inventory levels will increase at year end in the range of $20 to $30 million above third quarter 2002 levels. During the first nine months of 2002 the Company improved its inventory turns, on an annualized basis, to 4.9 turns from 4.2 turns for the prior year’s comparable period. At September 30, 2002, the Company reduced its days sales outstanding in accounts receivable by 5 days from the same period in 2001.

The Company’s cash position increased $197.0 million when compared to the same period in the prior year. Cash used for operations during the first nine months of 2002 was $33.4 million, as compared to cash used for operations of $71.5 million during the first nine months of 2001. Capital expenditures for the nine months ended September 30, 2002 were $15.4 million. During the second quarter of 2002, the Company entered into a new credit facility with a group of banks to replace the Company’s prior Credit Agreement in the amount of $300.0 million which was scheduled to expire on August 31, 2002. The new $300.0 million credit facility has a term of three years, with the option for the Company to extend the term of the facility for an additional eighteen months. The pricing was adjusted to market conditions, otherwise, the terms and conditions, including the debt covenants, of the new credit facility are similar to the facility that was replaced. The Company believes that cash generated from operations during the balance of 2002 and during 2003, together with the Company’s existing and available credit lines, other financial resources and ability to access capital markets given the Company’s existing credit ratings, will adequately finance the Company’s remaining 2002 and planned 2003 cash requirements. However, the Company’s actual experience may differ from the belief set forth in the preceding sentence. Factors that might lead to a difference include, but are not limited to, the matters discussed above and under the caption entitled Issues and Uncertainties included in the Company’s Annual Report on Form 10-K as well as future events that might have the effect of reducing the Company’s available cash balances (such as unexpected operating losses or increased capital or other expenditures, as well as increases in the Company’s inventory or accounts receivable) or future events that might reduce or eliminate the availability of external financial resources.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Our market risks, and the ways we manage them, are summarized in management’s discussion and analysis of financial condition and results of operations as of December 31, 2001, included in the Company’s Form 10-K for the year ended December 31, 2001. There have been no material changes in the first nine months of 2002 to such risks or our management of such risks.

Item 4.  Controls and Procedures

a)
Within the 90-day period prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s Exchange Act filings.

b)
There have been no significant changes in the Company’s internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART II - OTHER INFORMATION

Item 1:  Legal Proceedings

None

Item 2:  Changes in Securities and Use of Proceeds

None

Item 3:  Defaults upon Senior Securities

None

Item 4:  Submission of Matters to a Vote of Security Holders

None

Item 5:  Other Information

None

Item 6:

Exhibits

99.1
Certification of Paul Fireman, Chairman and Chief Executive Officer, dated as of November 8, 2002, and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2
Certification of Kenneth Watchmaker, Executive Vice President and Chief Financial Officer, dated as of November 8, 2002, and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Current Reports on Form 8-K

The Company did not file any Current Reports on Form 8-K during the quarter ended September 30, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  November 8, 2002

REEBOK INTERNATIONAL LTD.

By:	/s/ KENNETH WATCHMAKER
Kenneth Watchmaker Executive Vice President and Chief Financial Officer

CERTIFICATIONS

I, Paul Fireman, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Reebok International Ltd.;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 8, 2002

/s/  PAUL FIREMAN
Paul Fireman
Chairman and Chief Executive Officer

I, Kenneth Watchmaker, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Reebok International Ltd.

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 8, 2002

/s/  KENNETH WATCHMAKER
Kenneth Watchmaker
Executive Vice President and
Chief Financial Officer