Form 10-K
period 2002-12-31
REEBOK INTERNATIONAL LTD
filed 2003-03-14
CIK 770949

Use these links to rapidly review the document
REEBOK INTERNATIONAL LTD. ANNUAL REPORT ON FORM 10-K TABLE OF CONTENTS

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

Commission File Number 1-9340

REEBOK INTERNATIONAL LTD.
(Exact name of registrant as specified in its charter)

Massachusetts	04-2678061
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1895 J.W. Foster Boulevard
Canton, Massachusetts 02021
(Address of principal executive offices) (Zip Code)

(781) 401-5000
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.01 per share	New York Stock Exchange
Common Stock Purchase Rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 under the Securities Exchange Act of 1934).    Yes  ☒    No  ☐

        As of June 28, 2002, the aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant was approximately $1,511,866,504.

        As of March 7, 2003, 59,765,680 shares of the registrant's Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Certain parts of registrant's definitive Proxy Statement dated March 24, 2003 for the Annual Meeting of Shareholders to be held on May 6, 2003 are incorporated by reference in Part III of this Report.

REEBOK INTERNATIONAL LTD.
ANNUAL REPORT ON FORM 10-K

TABLE OF CONTENTS

i --

-- ii

PART I

Item 1.  Business.

GENERAL    --    Reebok International Ltd. is a global company that designs and markets sports and fitness products, including footwear, apparel and accessories (Reebok International Ltd. is referred to herein, together with its subsidiaries, as "the Company," "we," "our" and "us" unless specified otherwise). We also design and market casual footwear, apparel and accessories for non-athletic use.

        We design, market and sell our products under our four principal brands, which include:

  •
  The Reebok® Brand ("Reebok"), which is primarily responsible for our Reebok-branded products and our sports licensing business;
  •
  The Rockport® brand, which is owned by our subsidiary The Rockport Company, LLC ("Rockport");
  •
  The Ralph Lauren® and Polo® footwear brands, which are licensed by our subsidiary Ralph Lauren Footwear Co., Inc. ("Ralph Lauren Footwear"); and
  •
  The Greg Norman® brand, which is licensed by our Greg Norman Division for use in our Greg Norman Collection ("Greg Norman Collection").

        Our revenues are derived principally from the wholesale distribution of our products to selected athletic specialty stores and other higher-end retail shops, as well as sporting goods and moderate and better department stores. In addition, to reinforce and further capitalize on the reputation of our brands, we pursue opportunities to license our trademarks and other intellectual property to third parties for use on equipment, apparel, accessories, sporting goods, health clubs and related products and services.

        As a multi-brand company, we are able to leverage our resources across our brands by integrating common operations and sharing key assets such as our strong technology platforms. Our operations are consolidated into our world headquarters in Canton, Massachusetts, which enables us to centralize administrative functions with respect to supply chain, logistics and other support services and to lower our general and administrative expenses.

        During calendar year 2002, our net income increased to $126.5 million, or $1.97 per diluted share, from $102.7 million, or $1.66 per diluted share, for calendar year 2001. Our net sales increased by 4.5% to $3.128 billion in 2002 from $2.993 billion in 2001.

        Reebok International Ltd. is a Massachusetts corporation and was organized on July 26, 1979.

        Reebok's filings with the Securities and Exchange Commission, including our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and amendments to such reports, are accessible free of charge on our website at www.reebok.com.

THE REEBOK BRAND    --    Our Reebok Brand designs and markets sports, fitness and casual footwear, apparel and accessories that combine the attributes of athletic performance and style, as

1 --

well as related sports and fitness products. The Reebok Brand also includes our sports licensing business. Reebok's products include footwear in a wide variety of sports and fitness categories, as well as lifestyle footwear and sports and fitness apparel and accessories. Our Reebok products also include footwear and apparel for children that are sold under both our Reebok and Weebok® brands.

Product Categories

        During 2002 Reebok continued to implement our strategic plan of organizing around integrated product development and marketing teams focused on each of three main product categories: Rbk®; Performance; and Classic. Each of these product categories features product offerings for both men and women that are designed for specific consumer groups, and each category is supported by targeted marketing and advertising initiatives.

Rbk

        Reebok's Rbk product collection, which we introduced in 2002, features street-inspired footwear, apparel and accessories designed to appeal to young, fashion-oriented consumers. Our Rbk products bear a distinctive new logo and seek to incorporate cutting-edge fashion and technology into performance products that are relevant to today's youth culture.

        Our Rbk category includes products designed and marketed under our relationship with National Basketball Association (NBA) star Allen Iverson. We market a signature line of footwear and apparel bearing Iverson's endorsement, and we have the right to use his name and image throughout his playing career and beyond. Our Iverson™ products include the I3® basketball footwear collection, as well as our Off the Clock™ Signature Collection, which features footwear that reflects Iverson's off-court lifestyle. We also offer a line of Iverson apparel products. Our Rbk product category also includes our expanded Above the Rim® basketball collection of footwear, apparel and accessories, which we re-launched in 2002 supported by advertising, marketing, in-store presence and key athlete endorsements. In 2002 we used endorsement agreements with NBA stars Steve Francis of the Houston Rockets, Jason Richardson of the Golden State Warriors and Baron Davis of the New Orleans Hornets to promote our Above the Rim products. Also included in our Rbk category are our Xbeam™ basketball footwear collection and our Super V and V3 basketball shoes. In 2003 we plan to expand our Rbk collection to include women's product as well as products in additional performance categories such as running shoes.

        During 2002 our marketing strategy for Rbk products utilized "The Sounds and Rhythm of Sport," emphasizing the connection between sport and music, fashion and entertainment in youth culture. Our Rbk advertising campaign featured hip-hop performers Fabolous and Scarface, as well as Jadakiss, who appeared alongside Allen Iverson in two series of television commercials. In December 2002 we signed an endorsement agreement with rap musician Jay-Z, formally known as Shawn Carter. In 2003 we plan to introduce a Jay-Z signature footwear line to our Rbk product lineup called the "S. Carter Collection by Rbk."

        We also used grassroots marketing in 2002 to promote our products and enhance Rbk brand awareness, particularly among young, urban-oriented consumers. For example, we sponsored the

-- 2

Entertainers Basketball Classic (EBC) tournament at Rucker Park, the largest street basketball competition in the U.S. Reebok and the EBC released two DVDs featuring basketball action from the EBC tournament that were offered at a discount at Footlocker stores with the purchase of Rbk footwear. Reebok also presented the "Rbk/The Source Unsigned Hype Freestyle" promotion together with The Source magazine and Interscope Records—a promotion in which young rap artists submitted demos to The Source that contained the words Reebok, Rbk, the name of a Reebok athlete or the name of one of the Rbk collection products. We supported this promotion through print advertising, extensive radio and on-line promotion, and in-store displays to further associate the Rbk and Reebok brands with urban hip-hop culture. In addition, as part of the "Sounds and Rhythm of Sport" marketing initiative through which we introduced the Rbk brand, we previewed upcoming Rbk footwear products in displays we placed in over 1000 music stores in a further effort to connect the Rbk brand to the youth market.

        We launched our Rbk product and related marketing primarily in connection with the 2002 "back-to-school" period in the United States. We distribute Rbk product through a limited number of authorized Rbk retailers, including athletic specialty retailers, independent retailers located primarily in urban areas, and select sporting goods retailers. Our distribution strategy is focused on those retailers at which we believe younger, urban-oriented consumers tend to shop. In addition, in November 2002 we opened our first company-owned Rbk concept store in Philadelphia, which features our Iverson products in an atmosphere that combines music, sports and entertainment with fashion.

Performance

        The products in Reebok's Performance category are designed for, and marketed to, athletic consumers who seek performance from their footwear, apparel and accessories. The Performance category includes products designed for basketball, running, walking, fitness, football, soccer, tennis and other sports. Our Performance products incorporate technological features such as our DMX® footwear cushioning technology, our 3D Ultralite footwear material and our Play Dry™ moisture management systems. Performance products are also designed to reflect a sense of fashion and style.

        Included in the Performance category are apparel and footwear products designed and marketed under the licensing agreements we entered into during 2001 with the National Football League (NFL) and the NBA. We believe the on-field exposure we receive as a result of our relationships with both the NFL and the NBA reinforces Reebok's position as an authentic performance brand. These agreements and our NFL® and NBA® products are described below under the heading "Sports Licensing."

        At the New York City Marathon in November 2002 we previewed our new Premier Series of running shoes, which features performance-oriented products designed for serious runners. The Premier Series was introduced at retail in February 2003 and is designed to re-connect Reebok with our heritage as a premier running shoe brand. Premier Series running shoes are designed for technical performance and incorporate features such as our DMX cushioning technology, which is featured in six of the eight shoe models in the Premier Series, and our Play Dry moisture management system.

3 --

Designed to re-connect the Reebok Brand with runners, the Premier Series includes products targeted to the needs of different types of runners. For example, the Premier Road running shoe features extra cushioning and structured support for running on paved roads, while the Premier Control shoe is designed for runners with severe over-pronation. Our marketing for the Premier Series of running products focuses primarily on print advertising in running periodicals and grass roots marketing at running events. The "Spring 2003 Shoe Buyer's Guide" published in the March 2003 issue of Runner's World magazine named our new Premier Road running shoe as an "Editor's Choice," a distinction that the magazine awards to shoes that it selects as "an all-around outstanding new shoe, and one of the very best in its category."

Classic

        Reebok's Classic product category includes both long-time consumer favorite Reebok footwear and apparel products as well as Classic-inspired re-interpretations of Reebok's past footwear and apparel designs that incorporate new technologies, fabrics and materials. Many of our Classic products seek to capitalize on the "retro" look that is currently popular with consumers by reflecting distinctive design elements from past Reebok products.

        In September 2002 we signed an endorsement agreement with Grammy award-winning pop singer Shakira. During Fall of 2002 we featured Shakira promoting our Classic products. In 2003 we expect to use her endorsement to promote our Classic product collection with an integrated marketing campaign that we anticipate will include television and print advertisements, outdoor billboards, in-store displays and consumer promotions. We are also sponsoring Shakira's first worldwide tour, "The Tour of the Mongoose," which began in 2002 and will run through 2003. We believe Shakira's international popularity will enhance our marketing efforts both in the United States and internationally.

        During 2002 we ran television commercials for our Classic products featuring rap artist Fabolous as well as Shakira. This was the first time we have used television advertising in support of our Classic products, and we plan to continue television advertising of our Classic products in 2003. We also used print advertising in support of our Classic products in 2002, with advertisements designed to connect with younger consumers. We ran Classic print advertisements in 2002 depicting rap artists Ludacris and Rahkim and also featuring the hit movie Spider Man. We plan to expand our Classic print campaign in 2003. In February 2003 we introduced a Classic print advertising campaign featuring the popular cartoon character Homer Simpson. We also plan to introduce Classic print advertisements that complement our Classic television advertising, including print advertisements featuring Shakira and rappers Fabolous and Eve.

Sports Licensing

        In 2001 we entered into license agreements with the NFL and the NBA.

        Under our license agreement with the NFL, when the 2002-2003 NFL season began Reebok was the exclusive supplier of uniforms, sideline apparel and coaches' wear for all 32 NFL teams. We believe this on-field exposure reinforces Reebok's position as an authentic performance brand. In

-- 4

addition, Reebok has the right to associate Reebok-branded footwear products with the NFL trademarks that are licensed to us.

        Reebok also has the exclusive right to manufacture and distribute NFL-branded replica jerseys, headwear (other than football helmets), footwear, gloves and fitness equipment. In addition, we are the exclusive distributor of NFL-branded apparel and accessories in the athletic specialty, sporting goods and better department store distribution channels, and we are a non-exclusive distributor of NFL-branded apparel through catalogs, in retail stores that primarily carry NFL-branded products, and in other retail channels. The territory in which we are licensed by the NFL to distribute NFL-branded apparel and accessories includes the United States, Canada, Mexico, Europe, Israel, the United Kingdom, Ireland and Japan.

        In 2002 we introduced our NFL Equipment® line of apparel, which includes the same products that are worn by players and coaches during all NFL games. During 2002 we also introduced our Gridiron® Classics line of lifestyle apparel products featuring a "retro" look that evokes the history of the NFL. In addition to NFL Equipment and Gridiron Classics, in 2002 we designed, marketed and distributed NFL footwear, as well as replica jerseys and headwear. During 2002 the number of NFL players wearing our cleated football shoes onfield increased from approximately 100 to approximately 300 players. All of these football cleats bore both the Reebok Vector logo and the NFL logo. We also supplied the sideline shoes worn onfield by NFL coaches and trainers. In 2003 we plan to introduce a collection of NFL Equipment footwear designed to resemble the turf shoes worn by NFL players onfield.

        We supported the NFL Equipment line with a television and print advertising campaign featuring the tagline "Only One Brand Hangs in Every Locker." Reebok engages in an integrated marketing campaign throughout the year in order to extend the selling season for its NFL-licensed products beyond the traditional NFL season. In addition, under our agreement with the NFL we have the right to depict Reebok athletes in their NFL uniforms for advertising purposes and in point-of-purchase displays, which we believe enhances our marketing of Reebok-branded footwear and apparel.

        In 2002 we began to implement our strategy to grow the market for NFL-branded products by producing multiple tiers of product that are differentiated by their design, features and suggested retail price and are intended for sale to consumers through targeted channels of distribution. For example, we distribute our NFL Equipment product line primarily through athletic specialty and independent retailers, while our different tiers of NFL replica jerseys are distributed selectively through targeted channels of distribution, including athletic specialty and independent retailers, sporting goods retailers, mid-tier department stores and mass-market retailers.

        Under our license agreement with the NFL, the NFL receives annual royalty guarantees and has the option to acquire an equity position in Onfield Apparel Group, LLC (OAG), the subsidiary through which we conduct our NFL business. In addition, at the time we entered into the license agreement we granted warrants to the NFL to purchase up to 1.6 million shares of our common stock. The exercisability and exercise price of the warrants varies depending on the achievement of various financial criteria and the duration of the license.

5 --

        Under our license agreement with the NBA, Reebok is the exclusive supplier of uniforms, shooting shirts, warm-ups and practice wear to 19 NBA teams for the 2002-2003 season, and will become the exclusive supplier to all 29 NBA teams beginning with the 2004-2005 season. During 2002 we leveraged our relationship with the NBA by marketing basketball footwear bearing both the Reebok Vector logo and the NBA logo. The launch of our first two NBA basketball shoes was timed to coincide with the start of the 2002-2003 NBA season, and our NBA basketball shoes were endorsed by athletes such as Jalen Rose and Gilbert Arenas. In 2003 we intend to expand our line of NBA-branded footwear internationally to include shoes that will combine innovative technical features with cutting-edge fashion.

        Since 2001, Reebok has also been the exclusive supplier of uniforms, shooting shirts, warm-ups and practice wear to all teams in the Women's National Basketball Association (WNBA) and to all National Basketball Development League (NBDL) teams. We believe our relationship with the NBA and its affiliated leagues promotes sales of both our Reebok-branded products and our NBA-branded products.

        In addition, Reebok currently has the exclusive right to manufacture and distribute all tiers of NBA, WNBA and NBDL-branded replica jerseys and shorts except for mid-tier replica, with respect to which we currently have non-exclusive rights, and we will become the exclusive manufacturer and distributor of all tiers of replica jerseys and shorts beginning with the 2004-2005 NBA season. Reebok also has the right to manufacture NBA, WNBA and NBDL-branded t-shirts, headwear, active wear, outerwear and fashion apparel, and we have the exclusive right to distribute such products in the athletic specialty, sporting goods, upper-tier department store and mid-tier department store channels of distribution. We also have the non-exclusive right to distribute such products in all other channels. Under our license agreement with the NBA we have the right to distribute NBA-branded footwear and apparel products throughout the U.S. and Canada, and we can incorporate such products in our advertising and promotional efforts throughout the world.

        We plan to engage in an integrated marketing campaign throughout the year for our NBA-branded footwear and apparel products. In the fourth quarter of 2002 we ran a television advertisement for our NBA basketball shoes featuring NBA star Jalen Rose. We also ran print advertisements for our NBA basketball shoes together with two of our customers. In addition, our NBA-branded apparel was integrated into several of our Reebok Brand advertisements in 2002. In 2003 we plan to support our NBA footwear with both print and television advertising, and we plan to continue to incorporate NBA-branded apparel into our Reebok Brand advertising.

        In January 2003 Reebok extended our agreement with Liverpool Football Club (Liverpool FC), one of the world's premier soccer teams and the figurehead of our global soccer business, for an additional twelve year term that will begin in June 2003. We have the exclusive rights to supply and market all Liverpool FC on-field apparel worldwide, including uniforms, warm-ups, authentic and replica jerseys and practice gear. We intend to develop a wide range of innovative and fashionable footwear and apparel products bearing the Liverpool FC and Reebok brands for distribution throughout the world. We plan to leverage our relationship with Liverpool FC to grow both the

-- 6

Liverpool FC brand and the Reebok Brand internationally. We also plan to work with Liverpool FC to license the club's brand for use on products in addition to apparel and footwear.

        In February 2002 Reebok entered into a sponsorship and promotional rights agreement to become the official outfitter of the Indy Racing League (IRL), the premier open-wheel, oval-track auto racing series in the United States. Under the agreement, Reebok provides custom-designed, co-branded apparel to IRL officials and selected teams. In addition, the Reebok Brand receives exposure through logos on racecars, team uniforms, transporters and other IRL promotional programs. We believe this arrangement further enhances Reebok's visibility as a performance brand.

        Because our sports licensing business relies upon license agreements with sports leagues such as the NFL and the NBA, it is subject to risks and uncertainties common to licensing arrangements that are described below under the heading "ISSUES AND UNCERTAINTIES."

Reebok Brand Licensing

        Reebok engages in a strategic trademark licensing program that pursues opportunities to license Reebok's trademarks and other intellectual property to third parties for use in equipment, apparel, accessories, sporting goods, health clubs and related products and services. This program is designed to expand the Reebok Brand into new product categories, to enhance Reebok's brand image and to build consumer brand loyalty. We believe that Reebok's licensing program reinforces our reputation as a market leader.

        Reebok has licensed both domestically and internationally a line of Reebok-branded fitness equipment products for the home market, and has licensed internationally various fitness equipment products designed for use in health clubs and other institutional markets. Reebok also has domestic and international licensees for eyewear, watches and heart rate monitors, and licensees in the United States for children's apparel, socks and maternity activewear. Reebok also licenses the Weebok brand name for children's footwear.

        Reebok is a partner in Reebok Sports Club/NY, a premier sports and fitness complex in New York City featuring a wide array of fitness equipment, facilities and services in a luxurious atmosphere. The club utilizes approximately 135,000 square feet and occupies five floors in a building located on the upper west side of Manhattan. Reebok licensees also operate Reebok Sports Clubs in Madrid, Spain; Moscow, Russia; and Sao Paolo, Brazil. In addition, Reebok is a shareholder in the Reebok Sports Club/London at Canary Wharf, a premier sports and fitness center comprised of approximately 100,000 square feet in Canary Wharf, London, which opened in late 2002.

Fitness Programming and Education

        During 2002 we continued to seek to leverage and expand Reebok's position as a leading source of fitness programming and education through Reebok University®, our comprehensive fitness resource. Our multi-tiered fitness program encompasses strategic alliances, retail partnerships, interactive fitness programming, e-commerce, interactive marketing, consumer initiatives and product offerings. In 2002 we continued to promote our Core Training programs through the education of club

7 --

owners, fitness instructors, personal trainers and club members on the techniques and benefits of using the Reebok Core Board. The Reebok Core Board, which was introduced in 2000, is the first exercise board that tilts, twists and recoils 360° in three dimensions in response to a user's movements. During 2002 we expanded our Core Training program to include Core Pilates, a holistic training program that uses the Reebok Core Board. We also introduced Rep Reebok, a group fitness muscle definition program designed to use barbells or free weights with a Step Reebok® exercise platform or the Reebok Core Board.

        In addition, we continue to develop and promote other fitness programs through Reebok University, our network of Master Trainers and our Alliance fitness instructors. We complement these programs with a line of Reebok fitness videos, as well as with Reebok fitness equipment products such as the Reebok Core Board, the Step Reebok exercise platform and Reebok home exercise equipment such as treadmills and exercise bikes. We use our fitness website at www.reeboku.com as a relationship building platform through the delivery of Reebok University fitness programs and information. More than 50,000 U.S.-based members of the Reebok Professional Alliance Program, an organization consisting of more than 200,000 fitness professionals worldwide, can access industry news, register for Reebok University seminars, and purchase Reebok products through the website. The unique content of this website was developed in partnership with the American College of Sports Medicine.

Athlete Endorsements

        We establish relationships with major sports figures, teams and leagues to enhance visibility for the Reebok Brand and create awareness of and demand for Reebok-branded footwear and apparel products.

        In 2002 we continued to focus our sports marketing efforts on key athlete icons who exemplify distinct lifestyles, rising young stars and athletes who are at the pinnacle of their sport. We also engage in select team and league sponsorships that we believe enhance the authenticity of Reebok as a performance brand.

        To promote the sale of Reebok's basketball products in 2002 we utilized athlete endorsements with a number of players and teams, some of which include:

  •
  Allen Iverson, the charismatic Philadelphia 76ers point guard who led the NBA in scoring, steals and minutes during the 2001-2002 season, was named to the All-NBA second team in 2001-2002, and who was a starter on the 2002 Eastern Conference All-Star team;
  •
  Steve Francis of the Houston Rockets, who was co-winner of the 2000 Rookie of the Year award and was voted by NBA fans to start in the 2002 NBA All-Star game;
  •
  Jason Richardson of the Golden State Warriors, who was a member of the 2002 NBA All-Rookie first team and who won the slam dunk competition held at the 2003 NBA All-Star game;
  •
  Baron Davis of the New Orleans Hornets, who was named to the 2002 NBA All-Star Team; and

-- 8

  •
  The college basketball programs at the University of Utah, University of Memphis and Boston College.

        To promote our tennis and running footwear and apparel, we have endorsement agreements with a number of athletes, including:

  •
  Venus Williams, two-time winner of both Wimbledon and the U.S. Open and an Olympic gold medalist in singles and doubles;
  •
  Professional tennis player Andy Roddick; and
  •
  Runners Abel Anton and Christine Arron.

        To promote the sale of cross-training and cleated baseball and football shoes during 2002 our endorsement agreements included:

  •
  More than three-hundred NFL players, including Pro Bowl players Peyton Manning of the Indianapolis Colts, Priest Holmes of the Kansas City Chiefs and Edgerrin James of the Indianapolis Colts;
  •
  Major League Baseball stars Curt Schilling, Manny Ramirez and six-time Cy Young Award winner Roger Clemens; and
  •
  The college football program at Boston College.

        To promote our soccer products, we have a number of sponsorship agreements with both individuals and teams, including:

  •
  Julie Foudy, member of the U.S. national team;
  •
  Ryan Giggs, of Manchester United;
  •
  Iker Casillas, goalkeeper with Real Madrid and Spain;
  •
  Liverpool FC, one of the world's best-known soccer teams;
  •
  Bolton Wanderers of England, which includes the naming rights to "Reebok Stadium," the Wanderers' home stadium; and
  •
  The Colombian national team.

U.S. Operations

        Reebok's U.S. operations unit is responsible for all Reebok Brand footwear and apparel products that we sell in the United States. Our sales of Reebok Brand footwear in the United States totaled approximately $931.7 million in 2002, compared to approximately $930.5 million in 2001. Reebok Brand apparel sales in the United States in 2002 totaled approximately $461.2 million, compared to approximately $334.7 million in 2001.

        In the United States Reebok sells our products through both an employee sales force and independent sales representatives. Reebok's U.S. national sales staff and locally-based sales employees and sales representatives are supported by retail marketing representatives who assist in

9 --

retail merchandising efforts and provide information to consumers and retailers regarding the features of Reebok's products.

        Reebok's U.S. distribution strategy emphasizes high-quality retailers. Reebok footwear and apparel products are distributed primarily through athletic specialty retailers, sporting goods stores and department stores, with specialty products also distributed through certain specialty channels. We permit select Reebok retailers to sell Reebok-branded products to consumers through the Internet. We expect such e-commerce arrangements to continue in 2003. In addition, during 2002 Reebok entered into an agreement with a third party to operate Reebok's on-line store, which is linked to Reebok's website at www.reebok.com.

        We operate approximately 204 factory direct store fronts in the United States that sell a variety of our footwear, apparel and accessories. Of these, 115 factory direct store fronts sell our Reebok-branded products, 76 sell our Rockport products and 13 sell our Greg Norman Collection products. Some of our factory direct stores sell more than one of our brands and have separate store fronts in the same building for each brand. We count each of these as a separate store front. Our factory direct stores allow us to control the disposition of excess inventory without compromising our primary channels of distribution. We do not anticipate significantly expanding the number of factory direct stores in the United States.

        We also operate five company-owned retail stores, known as "concept stores." Our New York City and Santa Monica, California concept stores feature a wide selection of current, in-line Reebok footwear, apparel and accessories, while the concept store at our Canton headquarters features a wide selection of current, in-line products from each of our Reebok, Rockport, Greg Norman Collection and Ralph Lauren Footwear brands. In September 2002 Reebok opened a concept store that features Reebok's basketball product at the Naismith Memorial Basketball Hall of Fame in Springfield, Massachusetts. We also opened our first company-owned Rbk concept store, which is located in Philadelphia, Pennsylvania, in November 2002.

International Operations

        Reebok coordinates international sales, as well as Latin American regional operations, from our corporate headquarters in Canton, Massachusetts. We also have a European headquarters in The Netherlands that is responsible for our operations in Europe, the Middle East and Africa, and regional offices in Hong Kong and Tokyo that are responsible for our operations in the Far East. Reebok's Canadian operations are managed through our wholly owned subsidiary headquartered outside of Toronto. We market Reebok-branded products internationally through our wholly owned subsidiaries in Austria, Belgium, France, Germany, Ireland, The Netherlands, Italy, Poland, Portugal, Sweden (which covers Sweden, Denmark and Norway), the United Kingdom, Japan and South Korea, and through our majority owned subsidiaries in India, Mexico and Spain. We also market products internationally through 39 independent distributors and sub-distributors and 2 joint ventures in which we hold a minority equity interest. Through this international distribution network, products bearing the Reebok Brand are actively marketed in approximately 170 countries and territories.

-- 10

        There are approximately 53 Reebok factory direct stores located in Europe, Canada, Mexico and Japan. These factory direct stores are owned either by us, our subsidiaries or joint ventures in which we hold a majority interest. In 2003 we plan to open approximately seven to ten additional factory direct stores outside the United States, either directly or through our subsidiaries, because we believe such stores are an important means of presenting the Reebok Brand in our international markets.

        In December 2002 Reebok announced a revised European Strategic Plan under which we plan to implement an integrated, regionalized approach to our operations across Europe. Under the plan, Reebok's European operations will be managed from our European headquarters and a centralized European management team will take responsibility for the functional areas of product, marketing and sales with the goal of integrating Reebok's strategies throughout Europe. Our plan calls for these strategies to be executed by Reebok's country general managers in the local markets. We intend to align footwear and apparel product design and development along a single European-focused product strategy. Also under our plan, a new European marketing team will communicate a consistent image and message about the Reebok Brand to consumers and retailers across Europe, and the sales process will be regionalized. Over the next few years we plan to implement SAP information management software in all of Reebok's European operations. We believe this will improve Reebok's ability to analyze key business data and implement common business practices in all the countries in which Reebok operates in Europe. In addition, we plan to implement a single inventory management and allocation system in Europe that we believe will improve the efficiency and effectiveness of Reebok's supply chain management across Europe. We also intend to continue centralizing our European warehousing and distribution operations in our distribution facility in Rotterdam, The Netherlands.

        During 2002 the contribution of Reebok's international operations unit to overall sales of Reebok-branded products increased to approximately $1.199 billion from approximately $1.170 billion in 2001. Reebok's 2002 international sales were positively impacted by the strengthening of various foreign currencies. These sales figures do not reflect the full wholesale value of all Reebok-branded products sold outside the United States in 2002 or 2001 because some of Reebok's international distributors are not our subsidiaries and sales by such distributors to retailers are not included in the calculation of our international sales. If we included the full wholesale value of all international sales of Reebok-branded products during 2002, total sales of Reebok-branded products outside the United States would represent approximately $1.277 billion in wholesale value, consisting of approximately 29.4 million pairs of shoes totaling approximately $709.6 million in wholesale value of footwear sold outside the United States in 2002 (compared with approximately 29.9 million pairs totaling approximately $728.0 million in 2001) and approximately $567.8 million in wholesale value of apparel (including NFL and NBA licensed apparel) sold outside the United States in 2002 (compared with approximately $535.3 million in 2001).

THE ROCKPORT COMPANY    --    Rockport designs, produces, markets and distributes worldwide specially engineered comfort footwear under the Rockport brand for men and women. In addition, in Fall 2002 Rockport launched the Rockport Kids line of children's footwear, which is produced and distributed by a licensee of Rockport. Rockport licensees also produce and distribute various complementary product categories such as Rockport-branded hosiery.

11 --

        Rockport's net sales decreased to $385.6 million in 2002 from approximately $399.6 million in 2001, a decrease of approximately 3.5%. In 2002 Rockport's international net sales increased approximately 1.7% from its international net sales in 2001.

        Designed to address the different aspects of consumers' lives, Rockport's product line includes casual, dress and performance shoes. During 2002 Rockport implemented its product segmentation strategy, which is intended to expand Rockport's consumer base and distribution channels by creating four distinctive collections of men's footwear: Rockport Reserve, which is Rockport's premier collection; Rockport, which is Rockport's core collection; Rocs by Rockport™, which is a collection designed to appeal to younger consumers; and XCS®, which is an active casual collection. These collections will be placed in distribution channels according to where Rockport believes the targeted consumer shops for his footwear.

        In 2003 Rockport plans to focus on its women's footwear collection with a renewed emphasis on the casual category. Rockport plans to introduce new women's product designs for Fall 2003 supported by a marketing campaign aimed at reinvigorating Rockport's women's business.

        Rockport markets its products to authorized retailers throughout the United States primarily through a locally-based employee sales staff. Internationally, Rockport markets its products through approximately 30 distributors in approximately 50 foreign countries and territories. Many of Rockport's international distributors are our subsidiaries, while the others are either joint venture partners or independent distributors that also sell Reebok-branded products. In 2002 Rockport entered into an agreement to operate Rockport's on-line store with the same third party that operates Reebok's on-line store. Rockport's on-line store is linked to Rockport's website at www.rockport.com. Rockport also permits select retailers to sell Rockport-branded products to consumers through the internet.

        Rockport distributes its products in the United States primarily through select higher-quality national and local shoe store chains, department stores, independent shoe stores and outdoor outfitters. Rockport emphasizes retailers that provide substantial point-of-sale assistance and carry a full product line. Rockport has not pursued mass merchandisers or discount outlets for the distribution of its products. Rockport also sells its products through eight company-owned retail stores, and Rockport has licensed a number of independently-owned Rockport shops that exclusively sell Rockport-branded products.

RALPH LAUREN FOOTWEAR    --    Ralph Lauren Footwear's product line features traditional classics in addition to Polo Sport®, the Polo Jeans Co.® line, a more fashion-forward collection targeted to males between the ages of 16 and 25, and a children's line targeted to boys and girls between the ages of 5 and 12. Ralph Lauren Footwear also features dress and casual silhouettes influenced by the Lauren® product line. Ralph Lauren Footwear sells Ralph Lauren and Polo Ralph Lauren® footwear products through top-tier retailers and through Polo-owned retail stores. The Polo Jeans Co. and Polo Sport lines are sold through major department stores as well as through Polo Jeans Co. and Polo Sport specialty stores.

-- 12

        In the United States, Ralph Lauren Footwear markets its products to authorized retailers principally through its employee sales staff. Internationally, Ralph Lauren Footwear has distributors in Japan, Canada, Spain and Portugal, as well as a distributor in Latin America that covers most of South America and Central America and a number of territories in the Carribbean. Ralph Lauren Footwear employees distribute products in Asia Pacific (other than Japan) and in the United Kingdom, Ireland, France and the Middle East, while sales in eleven other European countries are made by independent sales agents. Ralph Lauren Footwear markets its children's footwear line globally through an independent distributor. During 2002 Ralph Lauren Footwear began to discontinue its space licensing arrangements at Ralph Lauren/Polo-owned retail stores, and it is expected that all such arrangements will be terminated by the end of the first quarter of 2003. Instead, Ralph Lauren Footwear intends to sell its products to Ralph Lauren/Polo-owned retail stores on a wholesale basis. Ralph Lauren Footwear continues to operate four factory direct stores.

        Because we license the Ralph Lauren and Polo brands, our Ralph Lauren Footwear business is subject to risks and uncertainties common to licensing arrangements that are described below under the heading "ISSUES AND UNCERTAINTIES."

GREG NORMAN COLLECTION    --    Our Greg Norman Collection produces a range of men's apparel and accessories marketed under the Greg Norman name and logo. Originally a golf apparel line, the Greg Norman Collection has grown its line of men's sportswear to include products such as leather jackets and sweaters. Products are sold principally at upper-end price points in department and men's specialty stores, on-course pro shops and golf specialty stores, as well as in Greg Norman-dedicated shops. The Greg Norman Division is also responsible for golf apparel bearing the Reebok logo.

        The Greg Norman Collection engages in a licensing arrangement for corporate sales. Additionally, the Greg Norman Collection utilizes a combination of distributors and licensees to market and distribute Greg Norman-branded products internationally. The brand is currently represented in Australia, Singapore, Malaysia and Indonesia in the Far East; in several Middle East countries; in England, Ireland, Scotland, Portugal, Germany, France and the Benelux countries in Europe; in Canada; and in Mexico.

        The Greg Norman brand is marketed through its endorsement by professional golfer Greg Norman and a marketing and advertising campaign designed to reflect his multi-faceted, powerfully active and elegant lifestyle. Marketing activities include print advertising in consumer and trade periodicals, retail in-store promotions, trade shows and a worldwide merchandise fixturing program, which ensures a consistent product presentation on a global basis. Greg Norman Collection products are sold by a combination of independent sales representatives and employee account executives.

        Because we license the Greg Norman brand, our Greg Norman Collection business is subject to risks and uncertainties common to licensing arrangements that are described below under the heading "ISSUES AND UNCERTAINTIES."

13 --

TRADEMARKS AND OTHER PROPRIETARY RIGHTS    --    We own the Reebok and Rockport trademarks and we have contractual rights that survive in perpetuity to use the Greg Norman name and logo. We also have rights to use the Ralph Lauren name under license and rights to use certain marks of the NFL and NBA pursuant to our licensing arrangements with each league. We believe that our Reebok and Rockport trademarks and our rights to use these other names and logos are of great value, and that the loss of any of these trademark rights may have an adverse impact on our business. We are vigilant in protecting our marks from counterfeiting and infringement and we cooperate with the established trademark enforcement programs of the NFL and NBA. We also believe that our technologies and designs are of great value and we are vigilant in procuring and enforcing our patents and other proprietary rights in the United States and other countries.

RESEARCH AND DEVELOPMENT    --    We are committed to bringing our consumers innovative technology in both our footwear and apparel products and to this end we engage in significant product research and development. In 2002 we spent approximately $44.8 million on product research, development and evaluation, compared to approximately $41.7 million in 2001 and approximately $49.8 million in 2000.

TECHNOLOGY    --    We place a strong emphasis on technology and we have continued to incorporate various proprietary performance technologies into our products, focusing on cushioning, stability and lightweight features in our footwear products and on comfort and moisture management in our apparel products.

        As part of our commitment to offer leading footwear technologies, we engage in product research, development and design activities in our headquarters, where employees working in our state-of-the-art product development facility design and develop technologically advanced athletic and fitness footwear. We also have product development centers in China, Taiwan and Indonesia to more closely integrate our development activities with production.

        Our most significant technologies are DMX, The Pump® and 3D Ultralite. Our DMX technology provides superb cushioning utilizing a heel-to-forefoot, active airflow system that delivers cushioning when and where it is needed. Originally introduced in 1995, we have enhanced and expanded this technology by developing multiple versions of DMX to meet the performance demands of various activities, taking into account performance attributes, aesthetics and price among the various versions. Current versions include a six-pod system (the DMX(6)), a ten-pod system (the DMX(10)), two two-pod systems (the DMX(2) and DMX(2x)), a DMX sockliner and the DMX "Stimpak."

        During 2002 we introduced our new Reebok Travel Trainer™ shoe, which features an advanced sole and upper design that allows the shoe to be collapsed for easy packing. We also continued to develop new versions of our DMX technology and to expand the range of footwear products featuring DMX. For example, in 2002 Reebok introduced new walking shoe models that incorporate our DMX Walk system. In addition, we continued to incorporate 3D Ultralite, our proprietary material allowing midsole and outsole to be combined in a single, injection molded unit, into our performance footwear. 3D Ultralite provides a unique blend of lightweight, flexible and durable properties. In 2002 we continued to redevelop our proprietary inflatable shoe technology, The Pump, exploring broader and

-- 14

more varied applications for this technology in our footwear. We plan to continue our redevelopment of The Pump in 2003. Finally, we have incorporated advanced technologies into certain of our apparel products with our Play Dry moisture-management systems. These moisture- wicking technologies help to keep the wearer dry, which facilitates regulation of his or her body temperature. We plan to expand our range of apparel products incorporating moisture-management technologies.

SEASONALITY    --    Our sales of athletic and casual footwear and apparel tend to be somewhat seasonal in nature, with the strongest sales occurring in the third quarter, which corresponds to the back-to-school period.

SINGLE CUSTOMER    --    There was no single customer that accounted for 10% or more of our overall net sales in 2002. We do have significant customers, however, the loss of any one of which could have an adverse effect on our business. There could also be a negative effect on our business if any such significant customer became insolvent or otherwise failed to pay its debts.

COMPETITION AND COMPETITORS    --    Competition in the sports and fitness footwear and apparel business is intense both in the United States and worldwide, with new entrants and established companies providing challenges in every category. Competitors of our Reebok-branded footwear include Nike, adidas, New Balance, Puma, Converse, Fila and Skechers. There are also numerous competitors of our Reebok-branded apparel including Nike, adidas, Puma, Rocawear, Ecko, Brand Jordan, FUBU, Mecca and ENYCE. We are the third largest seller of athletic footwear and apparel in the world, measured by market share. The principal methods of competition in our industry include product design, product performance, quality, price, brand image, marketing and promotion, customer support and service, and our ability to meet delivery commitments to retailers. We believe we are competitive in each of these areas.

        Our other product lines also continue to confront strong competition. The casual footwear market in which our Rockport-branded products compete is highly competitive. Due to the diversity of product designs and intended end uses, however, there are very few companies that Rockport competes with directly in every product category. Companies that could be described as competitors in specific product categories include, among others, Timberland, Clarks, Ecco, Mephisto, Bostonian, Merrell, Easy Spirit and Nine West. Rockport-branded products occupy a strong position in the comfort and walking shoe market. Competition in this area has intensified as the activity of walking has grown in popularity and as athletic shoe companies have entered the market. In addition, Rockport also produces men's and women's dress shoes and competes in this market with other leading makers of dress shoes.

        Our Greg Norman Collection competes with Ashworth, Cutter & Buck, Tommy Bahama, Izod, Ralph Lauren, Tommy Hilfiger, Nautica and other makers of men's casual sportswear and golf apparel and footwear.

        Our Ralph Lauren Footwear brand competes with such brands as Cole Haan, Timberland, Tommy Hilfiger, Prada, Gucci, Puma, adidas, Nike and Diesel.

15 --

MANUFACTURING    --    Most of our products are produced by independent manufacturers that are principally located outside the United States. We source some of our apparel and some of the component parts used in our footwear, however, from independent manufacturers located in the United States. In addition, we operate facilities in Indianapolis, Indiana and Mattapoisett, Massachusetts that provide apparel and accessory finishing for our sports licensing business.

        Each of our operating units generally contracts with its manufacturers on a purchase order basis, subject in most cases to the terms of a formal manufacturing agreement. All contract manufacturing is performed in accordance with detailed specifications furnished by the operating unit and is subject to strict quality control standards, with a right to reject products that do not meet specifications. To date, we have not encountered any significant problems with product rejection or customer returns due to quality problems. We generally consider relationships with our contract manufacturers to be good.

        As part of our commitment to human rights, we require agents and/or manufacturers of our products to apply the Reebok Human Rights Standards, which set forth acceptable factory policies and procedures regarding workplace conditions. We use a global program to implement these standards that includes internal and independent monitoring, the provision of technical assistance to improve air quality in factories producing our footwear, a worker communication system to resolve conflicts in such factories, and other initiatives to improve workplace conditions consistent with our Human Rights Production Standards. In conjunction with our human rights program, we required our suppliers of soccer balls in Pakistan to end the use of child labor by centralizing all production, including ball stitching, so that the labor force can be adequately monitored to prevent the use of child labor. Reebok-branded soccer balls are sold with a guarantee that the balls are made without child labor.

        Similarly, we carefully monitor the substances used in the manufacture of our products to assure that the health of the consumer, as well as the environment, is protected. Accordingly, we maintain a comprehensive list of restricted substances the use of which we either limit or prohibit in any product manufactured for us. Vendors whose materials are used in the production of our products, and factories that assemble our products, are required to certify that they are in compliance with our Reebok Restricted Substances Policy. We continue to monitor governmental restrictions worldwide, which are incorporated into our Restricted Substances Policy. However, the Restricted Substances Policy exceeds the mandated governmental restrictions in many respects. We have also embarked on a voluntary initiative that has achieved the elimination of more than 96% of polyvinyl chloride (PVC) usage from the products we sell, and we anticipate further progress in this effort in 2003.

        We maintain a network of affiliates in Hong Kong, China, Indonesia, Thailand, Taiwan and South Korea to inspect certain components and materials purchased by manufacturers for use in footwear production, to facilitate the shipment of footwear from the shipping point to the point of destination and to help arrange for the issuance of letters of credit or wire transfers—the primary means used to pay the footwear manufacturers for finished products. Our apparel group utilizes the services of independent third parties as well as our Hong Kong subsidiary and its affiliates in the Far East to assist in the placement, inspection and shipment of apparel and accessories orders internationally. Our

-- 16

apparel group retains and manages those independent contractors responsible for production of apparel in the United States. The remainder of our order placement, quality assurance and inspection work is handled by a combination of employees and independent contractors for the various countries in which our products are made.

        China, Indonesia and Thailand were our primary sources for footwear manufacturing, accounting for approximately 53%, 27% and 13%, respectively, of total footwear production during 2002 (based on the number of units produced). Our largest manufacturer accounted for approximately 21% of our total footwear production in 2002. In 2002 Vietnam was the source of approximately 6% of our footwear manufacturing. We expect to increase sourcing of our footwear manufacturing from Vietnam during 2003.

        During 2002 approximately half of our manufacturing of apparel to be sold in the U.S. was sourced from the U.S. and other signatories to the NAFTA treaty, while the other half was sourced from Asia. Taiwan, Korea and Thailand were our primary sources for apparel manufacturing in Asia in 2002, accounting for approximately 50%, 30% and 20%, respectively, of our total apparel production in Asia (based on the number of units produced). Apparel produced domestically was comprised primarily of screen printing as well as cutting and sewing product from fabrics imported from our manufacturers' affiliated mills in Asia. Most of our Asian manufacturing was sourced through an agent that manages regional supply chains of manufacturers and raw materials suppliers, while the balance was sourced directly through independent manufacturers.

        Our manufacturing of apparel to be sold internationally in 2002 was sourced on a regional basis. In Europe the majority of our apparel manufacturing was sourced through an agent from manufacturers in China, Taiwan and Korea, with supplemental sourcing from manufacturers in Vietnam and Turkey. In Asia Pacific manufacturing was sourced from local Asian manufacturers. The majority of our manufacturing of apparel products to be sold in Canada and Latin America was sourced in conjunction with the manufacturing of apparel for sale in the U.S. or in Europe, with additional sourcing of products for sale in Canada from manufacturers in Mexico.

SOURCES OF SUPPLY    --    The principal materials used in our footwear products are leather, nylon, rubber, ethylvinyl acetate and polyurethane. Most of these materials can be obtained from a number of sources, although a loss of supply could temporarily disrupt production. Some of the components used in our technologies are obtained from only one or two sources, and accordingly a loss of supply could disrupt production. The principal materials used in our apparel products are synthetics and cotton/synthetic blends designed specifically for end-user performance. These materials can be obtained from a number of sources.

        Footwear products that are manufactured overseas and shipped to the United States for sale are subject to U.S. Customs duties. Duties on the footwear products we import range from 4.3% to 66.0%, depending upon their construction and whether the principal component is leather or some other material.

17 --

        As with our international sales operations, our footwear and apparel production operations are subject to the usual risks of doing business abroad such as import duties, quotas and other threats to free trade, foreign currency fluctuations and restrictions, labor unrest and political instability. These are more fully described below in the section entitled "TRADE POLICY." We believe that we have the ability to develop, over time, adequate substitute sources of supply for the products we presently obtain from foreign suppliers. If, however, events prevented us from acquiring products from our suppliers in China, Indonesia or Thailand, or significantly increased the cost of such products, our operations could be seriously disrupted until alternative suppliers were found, and such disruption could have a significant negative financial impact on us.

TRADE POLICY    --    As a result of the admission of China into the World Trade Organization (WTO) in December 2001, the threat of the United States imposing restrictions on the import of shoes from China has reduced substantially. We do not believe that the United States will impose such import restrictions during 2003. China remains the largest source of footwear manufacturing both for us and for our major competitors. If trade between China and the U.S. was interrupted, we believe both we and our competitors would face similar challenges to locate alternative manufacturing sources for our products.

        Other countries, including Mexico, Canada, Colombia, Chile and South Africa, continue to maintain restrictions on footwear imports from China. Reebok is able to serve these markets either through exemptions covering our products or through alternative sourcing from outside China. Some smaller markets may restrict all footwear imports from time to time. Generally our sales and our competitors' sales are severely reduced in such markets during these periods of import restrictions, although in some countries such as Argentina we have been able to find unique alternative sources such as Brazil. None of our major markets has imposed or is expected to adopt such blanket restrictions.

        The United States has increased enforcement of apparel/textile import quotas, as well as surveillance of working conditions relating to the manufacture of apparel overseas. This has resulted in additional inspection and documentation requirements upon entry of the products into the United States and, in some cases, delays in delivery to customers. This is a concern of trade associations representing the entire U.S. apparel import industry. We believe that due to our diversified apparel sourcing and careful selection of vendors and factories under our Human Rights Production Standards, import enforcement will not require a change in sourcing, although delivery delays could occur while documentation is processed. We believe that such delays will not impact us to a greater extent than they impact our major competitors.

        With the initiation in November 2001 of the Doha Round of multilateral trade negotiations in the WTO, the U.S., the European Union (EU) and other countries have proposed dramatic reductions in footwear and apparel duties globally. Such proposals will be refined during several years of negotiations, but if adopted in whole or in part could significantly reduce the cost of footwear products to consumers. We believe this would benefit all distributors of footwear products, including us.

-- 18

        The EU imposed import quotas on certain footwear from China in 1994. Under an agreement between the EU and China, the EU will gradually phase out these import restrictions, with elimination scheduled for 2005. Nonetheless, in its agreement with China the EU has negotiated the right to impose import restrictions in case of a surge of imports. This leaves open the possibility of new EU restrictions on footwear from China in the future. The effect of this quota scheme on our business has not been significant because it provides an exemption for certain higher-priced special technology athletic footwear. This exemption is available for most Reebok-branded footwear products and some Rockport-branded footwear products. As the Euro has risen relative to the U.S. dollar, the exemption for higher-priced shoes has narrowed. Because of our available quota, the gradual phase-out of the quota scheme, and our sourcing options outside China, however, we do not expect disruption in our ability to satisfy orders. If the Euro continues to rise against the dollar, the exemption would be further narrowed and we would need to increase our production outside of China. In the meantime, the sale of some models may be limited by the narrowed exemption. We expect the impact on us would be the same as the impact on our competitors.

        The EU and individual EU member states continue to review the athletic footwear exemption. We, on our own as well as through relevant trade associations, are working to prevent imposition of a more limited athletic footwear exception. If revisions are adopted that narrow such exemption, certain of our product lines could be affected adversely, requiring either sourcing from countries other than China or minor design modification. Should any narrowing of the exemption be imposed, we do not believe that our products would be affected more severely than those of our major competitors. Because we continue to expand our production in Vietnam, we are becoming less subject to the various EU import restrictions on footwear produced in China.

        The EU maintains antidumping duties on certain leather-upper footwear from China, Thailand and Indonesia. Because these duties apply only to low-cost footwear below the import prices of most products sold under the Reebok and Rockport brands, our products have not been significantly impacted by such duties.

        The EU continues to expand its list of restricted substances in consumer products. In addition, we are aware of possible consumer rejection of products containing substances not restricted by the EU or any member state for environmental, health and human rights concerns. Such consumer action and the response of retailers could disrupt distribution and cause withdrawal of the product from the market, which would substantially impact our sales of those specific products. To date we have not encountered rejection of any of our products, but we are aware of such consumer action against certain competitors' products, which has led to the voluntary recall of such products. While it is impossible to predict such consumer action, we are closely monitoring the demands of non-governmental organizations active in Europe.

        To address these concerns we have engaged in an aggressive initiative to assure that our products do not contain substances restricted by governments or otherwise identified as undesirable. We have taken aggressive steps through the development and enforcement of the Reebok Restricted Substances Policy to ensure that our suppliers and factories are in full compliance with EU directives

19 --

and the enforcement initiatives of EU member states. The Reebok Restricted Substances Policy forbids our contract manufacturers from using substances on the EU Eco-Label list and also includes other voluntary standards. Despite these efforts, from time to time we may have some product already in the distribution chain that does not comply with the most recent EU directives. This could cause some disruption to the delivery of product to the market. As a result, it may be necessary to substitute styles, to delay deliveries, or even to forego sales. We work to assure that the Reebok Restricted Substances list is comprehensive and current. We believe that our major competitors are similarly impacted by these EU restrictions.

        The European Union has also promulgated a Recycling Directive. We are in compliance with this directive for our shipping, packaging and consumer packaging through our participation in various EU approved programs. As is the case for restricted substances, we go beyond the legal requirements in the area of recycling by using 100-percent recycled material in our shoe boxes throughout the world.

PRINCIPAL PRODUCTS    --    Sales of the following categories of products contributed more than 10% of our total consolidated net sales in the years indicated: 2002, footwear (approximately 66%) and apparel (approximately 34%); 2001, footwear (approximately 70%) and apparel (approximately 30%); and 2000, footwear (approximately 73%) and apparel (approximately 27%).

BACKLOG    --    As of December 31, 2002, the backlog of orders that we believe to be firm (though cancelable by the purchaser) totaled approximately $1,089.3 million, compared to approximately $974.9 million as of December 31, 2001. This reflects our company-wide backlog, including orders for all of our brands. Our backlog position is not necessarily indicative of future sales because many customer orders are cancelable, currencies may fluctuate and the ratio of future orders to "at once" shipments can vary from period to period. Also, sales by Company-owned retail stores, which are not included in our backlog, may vary from year to year. In addition, many markets in South America and Asia Pacific are not included in our backlog, because sales are made in those regions through our independent distributors.

WORKING CAPITAL ITEMS    --    We must commit to production tooling, and in some cases to production, in advance of orders because of the relatively long lead times for design and production in the footwear industry. We must also maintain inventory to fulfill "at once" shipments. We believe our practices with respect to working capital items are consistent with practices in the footwear and apparel industry in general.

        We have a committed $300 million revolving credit facility, which includes a letter of credit subfacility of $200 million, with a syndicate of banks. This facility was entered into during the second quarter of 2002 and replaced our prior facility that was scheduled to expire on August 31, 2002. The pricing under the new facility was adjusted to reflect market conditions, otherwise the terms and conditions, including the debt covenants, of the new credit facility are similar to the facility that was replaced. Our credit agreement includes various covenants, including the requirement to maintain a minimum interest coverage ratio and a debt to adjusted earnings ratio. We also have various arrangements with numerous banks that provide an aggregate of approximately $531 million of

-- 20

uncommitted facilities, substantially all of which are available to our foreign subsidiaries. Of this amount, approximately $250 million is available for short-term borrowings and bank overdrafts, with the remainder available for letters of credit for inventory purchases. At December 31, 2002, approximately $125 million was outstanding for open letters of credit for inventory purchases, in addition to approximately $19 million in notes payable to banks and $3 million that was outstanding under standby letters of credit. In 2001 we utilized a commercial paper program from time to time under which we could borrow up to $200 million for periods not to exceed 270 days. This program was supported, to the extent available, by the unused portion of our $300 million revolving credit facility. At December 31, 2002 and 2001, we had no commercial paper obligations outstanding and we are no longer utilizing this commercial paper program.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS    --    Financial information about geographic operations appears in Note 14 of the Consolidated Financial Statements on page 69.

EMPLOYEES    --    As of December 31, 2002, we had approximately 7,400 regular full-time and part-time employees. None of these employees is represented by a labor union, except for approximately 200 employees in France who have a workers' committee. We have never suffered a material interruption of business caused by labor disputes with employees, and we consider our employee relations to be good.

EXECUTIVE OFFICERS OF THE REGISTRANT    --    Our executive officers are:

Name	Age	Office Held
Paul Fireman	59	Chief Executive Officer and Chairman of the Board of Directors
Jay Margolis	54	President and Chief Operating Officer
Kenneth Watchmaker	60	Executive Vice President and Chief Financial Officer
Martin Coles	47	Executive Vice President, President and Chief Executive Officer of the Reebok Brand
James R. Jones, III	58	Senior Vice President and Chief Human Resources Officer
David A. Pace	42	Senior Vice President, General Counsel and Clerk
Richard Paterno	45	Senior Vice President, President and Chief Executive Officer of The Rockport Company, LLC
Terry Pillow	49	Senior Vice President, President and Chief Executive Officer of Ralph Lauren Footwear Co., Inc.

        Our executive officers hold office until the first meeting of the Board of Directors following our annual meeting of stockholders, or special meeting in lieu thereof, and thereafter until their respective successors are chosen and qualified.

        Paul Fireman is the founder of the Company and has served as its Chief Executive Officer since the Company's founding in 1979 and its Chairman of the Board since 1986. Mr. Fireman served as President of the Company from 1979 to 1987 and was appointed again to that position in 1989, in which he continued to serve until the appointment of Jay Margolis in December 2001. Mr. Fireman

21 --

has been a Director since 1979. Mr. Fireman is also a Director of Abiomed, Inc., a manufacturer of medical devices.

        Jay Margolis became President and Chief Operating Officer in December 2001. Mr. Margolis joined the Company as Executive Vice President and President of the Specialty Business Groups in December 2000. Mr. Margolis is now responsible for overseeing the management of the Reebok Brand (including its sports licensing business), the Greg Norman Collection, Ralph Lauren Footwear Co., and The Rockport Company. Prior to joining the Company, he served as the Chairman and CEO of E7th.com, a business-to-business supply solution for the footwear industry that linked wholesalers with retailers. Mr. Margolis also served as Chairman and CEO of Esprit de Corporation (1995-1999). From 1992-1994, he was President and Vice Chairman of the Board of Directors of Tommy Hilfiger. Mr. Margolis spent nine years at Liz Claiborne, Inc., where he held several positions including Vice Chairman of the Board of Directors (1989-1992), President of Liz Claiborne Sportswear (1986-1989) and President of Liz Claiborne Menswear (1983-1986).

        Kenneth Watchmaker has been an Executive Vice President of the Company since February 1994 and was appointed Chief Financial Officer in June 1995. Prior to his appointment as Chief Financial Officer, he was Executive Vice President with responsibility for finance, footwear production, and management information systems. He joined the Company in July 1992 as Executive Vice President, Operations and Finance, of the Reebok Brand. Prior to joining the Company, Mr. Watchmaker was a Senior Partner of Ernst & Young LLP.

        Martin Coles was appointed Executive Vice President and President and Chief Executive Officer of the Reebok Brand in June 2002. Mr. Coles joined the Company as Executive Vice President, Global Operating Units in December 2001. From February 2001 until he joined the Company, Mr. Coles was Senior Vice President for International Operations at Gateway Inc. From February 2000 until January 2001, Mr. Coles was Chief Executive Officer of LetsBuyIt.com in London, England. Prior to his role at LetsBuyIt.com, Mr. Coles spent eight years with Nike Inc., where he held several positions including Executive Vice President, Global Sales (April 1997 to February 2000), Vice President and General Manager of Nike Europe (February 1994 to April 1997), and Director of Logistics for Europe (October 1992 to February 1994).

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

        David A. Pace became a Senior Vice President of the Company in February 2001, having been appointed Vice President and General Counsel, and elected Clerk, in December 1999. From May 1999 until his promotion, Mr. Pace was Vice President, Global Alliances and Endorsements for the Reebok Brand. Prior to this position, Mr. Pace was Assistant General Counsel from January 1997

-- 22

until May 1999. In June 1995, Mr. Pace joined the Company's legal department as Counsel-Marketing. Prior to joining the Company, Mr. Pace was Vice President and General Counsel of Applied Extrusion Technologies, Inc. from June 1994 to June 1995, prior to which he was an associate at the law firm of Ropes & Gray.

        Richard Paterno became Senior Vice President of the Company and President and Chief Executive Officer of The Rockport Company in June 2001. Mr. Paterno was initially hired as Executive Vice President for Sales and General Merchandise Manager of Women's for Rockport in May 2001. Prior to joining Rockport, Mr. Paterno worked for Easy Spirit since its inception in 1987 in various capacities. Mr. Paterno was Executive Vice President of Sales and Marketing from 1996 until October 1999 when he was promoted to President of Easy Spirit. Mr. Paterno held that position until May 2001 when he joined Rockport.

        Terry Pillow became President and Chief Executive Officer of Ralph Lauren Footwear in June 2001. Mr. Pillow joined the Company as Senior Vice President of the Company and President and Chief Executive Officer of The Rockport Company in 1999. Prior to joining the Company, Mr. Pillow was President of the apparel division of Coach Leatherware, a subsidiary of Sara Lee Corporation. From 1989 to 1994, Mr. Pillow served as President of A/X Armani Exchange, New York.

Item 2.  Properties.

        We lease most of the properties that we use in our business. In 2000 we moved our corporate headquarters, including the principal offices of the Reebok Brand and our U.S. operations, to newly built facilities in Canton, Massachusetts. Our headquarters building contains approximately 522,000 square feet of space sited on a 42-acre campus. We entered into an operating lease agreement in 1998 for the purpose of financing the construction of our new headquarters. Under this agreement, the lessor purchased the property and paid for the construction costs and is currently leasing the facility to us. The initial lease term is six years, with five two-year renewal options. The lease includes substantial residual value guarantees by us and includes a purchase option that we may exercise at the original cost of the property. In 2001 Rockport moved its headquarters to our Canton, Massachusetts headquarters and sold the building in Marlborough, Massachusetts that had served as Rockport's headquarters since 1993.

        In addition, we lease our principal U.S. warehouse and distribution center, containing approximately 450,000 square feet of usable space, in Stoughton, Massachusetts, approximately five miles from our headquarters. We also lease approximately 330,000 square feet of space in Memphis, Tennessee, approximately 118,000 square feet of space in Mattapoisett, Massachusetts, approximately 600,000 square feet of space in Indianapolis, Indiana, and we sublease approximately 221,000 square feet of space in Norwood, Massachusetts, which we use as warehouse and distribution centers. Rockport owns its principal U.S. distribution center, which consists of approximately 285,000 usable square feet on approximately 140 acres of land in Lancaster, Massachusetts.

        Our international operations were previously headquartered in Stockley Park, London, where our U.K. subsidiary still leases approximately 37,000 square feet under a fifteen-year lease guaranteed by

23 --

us. Approximately one half of this property has been subleased for the remaining term of the lease, while the remaining half is subleased through June 2003.

        In June 1998 we entered into an operating lease agreement for the purpose of financing construction costs for a new distribution facility in Rotterdam, The Netherlands. Under the agreement the lessor leased the land pursuant to a 99-year ground lease and paid for the construction costs, and currently leases the entire facility to us. The initial lease term is six years, with one five-year renewal option. The lease provides for substantial residual value guarantees by us and includes a purchase option exercisable by us at the original cost of the property.

        We own and lease other warehouses, offices, showrooms and retail and other facilities in the United States and in various foreign countries to meet our space requirements. We believe that these arrangements are satisfactory to meet our needs.

Item 3.  Legal Procedings.

        None.

Item 4.  Submission of Matters to a Vote of Security Holders.

        No matter was submitted to a vote of our security holders during the fourth quarter of 2002, through the solicitation of proxies or otherwise.

[The remainder of this page is intentionally left blank.]

-- 24

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

        Our common stock is quoted on the New York Stock Exchange under the symbol RBK. As of March 7, 2003, there were 6,106 record holders of the Company's common stock. The following table sets forth the quarterly high and low sales prices during 2002 and 2001:

	2002		2001
Quarter
	High	Low	High	Low
First	$29.95	$25.01	$31.80	$21.80
Second	30.20	24.63	33.00	21.90
Third	30.25	22.70	35.75	19.00
Fourth	29.77	21.25	26.96	18.50

Item 6.  Selected Financial Data.

        The following selected financial data is qualified by reference to, and should be read in conjunction with, the consolidated financial statements, including the notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report.

	Year ended December 31
	2002	2001	2000	1999	1998
	Amounts in thousands, except per share data
Net sales	$3,127,872	$2,992,878	$2,865,240	$2,899,872	$3,224,592
Income before income taxes, minority interest and cumulative effect of change in accounting principle	195,387	155,806	135,805	28,038	37,030
Net income before cumulative effect of change in accounting principle	131,528	102,726	80,878	11,045	23,927
Cumulative effect of change in accounting principle, net of taxes	(5,070)
Net Income	126,458	102,726	80,878	11,045	23,927
Special charges (credits) (net of taxes)	(281)	(367)	2,101	39,440	23,674
Basic earnings per share:
Before cumulative effect of change in accounting principle	2.21	1.75	1.42	.20	.42
Cumulative effect of change in accounting principle	(.09)
Basic earnings per share	2.12	1.75	1.42	.20	.42
Diluted earnings per share:
Before cumulative effect of change in accounting principle	2.04	1.66	1.40	.20	.42
Cumulative effect of change in accounting principle	(.07)
Diluted earnings per share	1.97	1.66	1.40	.20	.42

25 --

	December 31
	2002	2001	2000	1999	1998
Working capital	$1,033,647	$845,289	$737,066	$626,715	$820,277
Total assets	1,860,772	1,543,173	1,463,046	1,564,128	1,684,624
Long-term debt, inclusive of current portion	353,454	351,307	358,828	555,469	641,072
Stockholders' equity	884,570	719,938	607,863	528,816	524,377

        Financial data for 2002 includes a net special charge credit of $281 after taxes. During 2002 the company recorded a special charge related to the effective termination of a marketing contract. The Company also revised certain prior estimates, primarily related to the finalization of certain legal matters and asset dispositions, which the Company concluded were no longer necessary.

        Financial data for 2001 includes a net special charge credit of $367 after taxes. During 2001 the Company recorded a special charge for the integration and consolidation of the Company's Rockport and Ralph Lauren Footwear brands into its shared service operation and reduced certain previously recorded provisions that had been made with respect to the expected proceeds from the sale of one of the Company's subsidiaries. The subsidiary was sold in 2001.

        In 2000 the Company did not record any new charges but did increase certain previously recorded estimates by $2,101 after-taxes, or $0.04 per diluted share, based on actual amounts paid by the Company. The change in estimates related primarily to certain provisions that had been made for restructuring activities in the Company's global operations. Financial data for 2000 includes this change in estimates, which was recorded in special charges.

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

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

SPECIAL NOTE CONCERNING FORWARD LOOKING STATEMENTS    --    This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements about our sales, revenues, earnings, spending, margins, cash flow, future orders, inventory, products, actions, plans, strategies and objectives. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words "believe," "anticipate," "expect," "estimate," "intend," "plan," "project," "will be," "will continue," "will result," "could," "may," "might" or any variations of such words or other words with similar meanings. Any such statements are subject to risks and uncertainties that could cause our actual results to differ materially from the results discussed in such forward-looking statements. Prospective

-- 26

information is based on management's then current expectations or forecasts. Such information is subject to the risk that such expectations or forecasts, or the assumptions underlying such expectations or forecasts, may change. We assume no obligation to update any such forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements. Other risks and uncertainties are discussed elsewhere in this report and in further detail under the caption entitled "ISSUES AND UNCERTAINTIES," as well as in other reports filed by us with the Securities and Exchange Commission. In addition, we operate in a highly competitive and rapidly changing environment. Therefore, new risk factors can arise, and it is not possible for management to predict all such risk factors, nor to assess the impact of all such risk factors on our business or the extent to which any individual risk factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement. Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

CRITICAL ACCOUNTING POLICIES    --    The Company's significant accounting policies are described in Note 1 to the consolidated financial statements included in this Annual Report on Form 10-K. The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis the Company evaluates its estimates, including those related to the carrying value of inventories, realizability of outstanding accounts receivable, sales returns and allowances, hedging policies and the provision for income taxes. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. In the past, actual results have not been materially different from the Company's estimates. However, results may differ from these estimates under different assumptions or conditions.

        The Company has identified the following as critical accounting policies based on the significant judgments and estimates used in determining the amounts reported in its consolidated financial statements:

Sales Returns and Allowances

        The Company records reductions to revenue for estimated customer returns and allowances. The Company bases its estimates on historical rates of customer returns and allowances as well as the specific identification of outstanding returns and allowances that have not yet been received by the Company. The actual amount of customer returns or allowances, which is inherently uncertain, may differ from the Company's estimates. If actual or expected returns and allowances were significantly greater or lower than the reserves the Company had established, the Company would record a reduction or increase to net sales in the period in which it made such a determination.

27 --

Accounts Receivable

        The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company estimates potential losses based on the Company's historical rate of credit losses, its knowledge of the financial condition of certain customers and an assessment of the overall conditions at retail. Historically, losses have been within the Company's expectations. If the financial condition of the Company's customers were to change, adjustments may be required to these estimates. Furthermore, the Company provides for estimated losses resulting from differences which arise from the gross carrying value of its receivables and the amounts which customers estimate are owed to the Company. The settlement or resolution of these differences could result in future changes to these estimates. If the Company determined that increases or decreases to the allowance for doubtful accounts was appropriate, the Company would record a charge or credit to selling, general and administrative expense in the period in which the Company made such a determination.

Inventory Valuation

        The Company values its inventory at the lower of cost (first-in, first-out method) or market. Market value is estimated based upon assumptions made about future demand and retail market conditions. If the Company determines that the estimated market value of its inventory is less than the carrying value of such inventory, the Company provides a reserve for such difference as a charge to cost of sales. If actual market conditions are more or less favorable than those projected by the Company, further adjustments may be required that would decrease or increase the Company's cost of sales and net income in the period in which they were recorded.

Hedging Policies

        The Company uses foreign currency forward contracts, options contracts and interest rate swap agreements to hedge its exposure to: (1) merchandise purchased in U.S. dollars that is forecasted to be sold to customers in other currencies; (2) significant assets and liabilities that are denominated in other currencies; and (3) interest rate movement. If actual fluctuations in foreign exchange rates or interest rates are more or less favorable than those projected by management, or if the actual amount of merchandise purchased in U.S. dollars to be sold to customers in other currencies differs from the amounts projected, future operating results may be impacted by adjustments to these estimates.

Income Taxes

        The carrying value of the Company's net deferred tax assets assumes that the Company will be able to generate sufficient future taxable income in certain tax jurisdictions to realize the value of these assets. If the Company is unable to generate sufficient future taxable income in these jurisdictions an adjustment may be required in the net carrying value of the deferred tax assets resulting in additional income tax expense in the Company's consolidated statement of operations. Management evaluates the realizability of the deferred tax assets and assesses the need for any valuation adjustment quarterly.

-- 28

RECENTLY ISSUED ACCOUNTING STANDARDS    --    The Company has described the impact anticipated from the adoption of certain new accounting pronouncements effective in 2002 in Note 1 to the consolidated financial statements.

OPERATING RESULTS 2002    --    Net sales for the year ended December 31, 2002, were $3.128 billion, a 4.5% increase from the year ended December 31, 2001 net sales of $2.993 billion. On a constant dollar basis, which eliminates the effect of currency exchange fluctuations, net sales for the year ended December 31, 2002, increased $94.6 million or 3.1%. Worldwide sales of the Reebok Brand were $2.592 billion in 2002, an increase of 6.4% from 2001 sales of $2.436 billion. On a constant dollar basis, worldwide sales of the Reebok Brand increased $118.4 million or 4.8%. U.S. footwear sales of the Reebok Brand were $931.7 million in 2002, approximately the same as 2001 sales of $930.5 million. Sales of U.S. footwear to the athletic specialty channel of distribution increased during 2002. This increase was the result of the Company's strategy to focus on the athletic specialty channel with an integrated product and marketing strategy. In 2002 the Company launched its new Rbk product line and a number of marketing initiatives targeted at the athletic specialty channel of distribution. Although the Rbk product line currently represents less than ten percent of the Company's U.S. footwear sales, the Company believes it has attributes which enhance the image of the overall brand. As part of the Rbk Collection the Company also launched during 2002 its new Above the Rim basketball product which the Company believes experienced strong sell-throughs at retail. During 2002 sales to the moderate department store channel of distribution declined. The Company is planning a renewed focus on this channel of distribution during 2003. On a category basis, during 2002 sales increased in the basketball category by approximately 26%, driven by sales of Iverson and other Rbk products. Sales of Classic footwear product increased 9% from the prior year, whereas sales of walking, men's cross training and kid's footwear declined. Sales of footwear in the running category also declined during 2002 as compared with 2001. The Company is in the process of repositioning the running category, and launched its new Premier Series collection of running products during the first quarter of 2003.

        U.S. apparel sales of the Reebok Brand increased by 37.8% to $461.2 million from $334.7 million in 2001. The sales increase came from both Reebok-branded and sports licensed apparel sold under the Company's licensing agreements with the NFL and NBA. The sales increase in Reebok-branded apparel was primarily attributable to increased sales in the Classic and basketball categories. The Company's sports licensed apparel business, which began operations in March 2001, continues to perform well with strong sell throughs at major specialty and sporting goods accounts. During 2002 the Company introduced new product segments for licensed merchandise including footwear, apparel and accessories.

        International sales of the Reebok Brand (including footwear and apparel) were $1.199 billion in 2002, an increase of 2.4% from sales of $1.170 billion in 2001. Currency has favorably impacted these comparisons. On a constant dollar basis, international sales of the Reebok Brand decreased $9.3 million or 0.8%. In the U.K., on a reported dollar basis, sales of the Reebok Brand increased 9.9%, whereas in Germany and Italy sales declined as the Company elected to exit certain retail

29 --

channels of distribution and focus its efforts on brand building activities. On a reported dollar basis, net sales in Europe increased 4.7%, net sales in the Asia Pacific region decreased 1.2% and sales in Latin America decreased 12.2% for the year. On a constant dollar basis, net sales in Europe decreased $3.6 million or 0.4%, sales in the Asia Pacific region were flat with 2001, and sales in Latin America decreased 4.7% for the year. The Company believes that its decision not to invest incrementally in the World Cup has depressed sales during the short-term in certain markets in Europe and Asia. In reported dollars, international footwear sales decreased approximately 1.2% and international apparel sales increased by approximately 7.0%.

        Rockport's sales for 2002 were $385.6 million, a decrease of 3.5% from sales of $399.6 million in 2001. Domestic sales for the Rockport brand decreased 5.6%, whereas international sales increased 1.7% as compared to 2001. During 2003 Rockport plans to provide differentiated products for the multiple channels of distribution it serves with a new product segmentation strategy that includes new product categories such as Rocs by Rockport, XCS and Rockport Reserve. Rockport also intends to pursue a renewed focus on its women's business with new product introductions planned primarily in the second half of 2003. International revenues accounted for approximately 30% of Rockport's sales in 2002 as compared to 28% in 2001.

        Sales of the Company's other brands were $150.7 million in 2002, a decrease of 4.5% from sales of $157.8 million in 2001.

        The Company's overall gross margin was 37.4% of sales for 2002 as compared to 36.7% for 2001, an improvement of 70 basis points. The margin improvement was generally across all brands and in the key markets of North America and Europe. During 2002 the Company settled certain outstanding international customs related matters which accounted for approximately 23 basis points of the margin improvement (or $.07 after-tax per diluted share).

        Selling, general and administrative expenses for 2002 were $954.6 million, or 30.5% of sales, as compared to $913.9 million, or 30.5% of sales, for 2001, an increase of $40.7 million but the same as the prior year as a percentage of sales. During the year, the Company increased its investments in marketing and in research and development, with most of the increase supporting activities in the Reebok Brand. For the year ended December 31, 2002, total marketing expenses for the Reebok Brand approximated 10.7% of net sales, as compared to 10.5% during 2001.

        Net interest expense was $14.5 million for the year ended December 31, 2002, a decrease of $3.1 million as compared to 2001, as a result of strong cash flow.

        For the year ended December 31, 2002, other expenses, net, was $5.9 million. Included in other expenses, net, are the amortization of intangibles of $1.7 million, foreign currency losses and other non-operating income and expenses.

        In 2002 the Company recorded a $6.7 million expense related to the effective termination of a marketing contract, which amount represented the difference between the Company's previous estimate and the total remaining contractual obligation of $9.0 million. During 2002 the Company also revised certain prior estimates primarily related to the finalization of certain legal matters and asset

-- 30

dispositions, which the Company concluded were no longer necessary. These changes in estimates amounted to $7.1 million. The Company has accounted for these exit costs under EITF 94-3, as they represent a change in estimate related to a previously announced exit plan and are reflected on the special charge line on the income statement. (See Note 2 to the consolidated financial statements.)

        Details of the special charge activity during 2002 are as follows (dollars in thousands):

	Total	Legal Settlement	Employee Severance and Other	Marketing Contracts
Balance, December 31, 2001	$17,494	$5,652	$7,294	$4,548
2002 Charge	6,732			6,732
2002 Change in Estimate	(7,139)	(5,640)	(1,499)
2002 Utilization	(4,224)	(12)	(1,932)	(2,280)

Balance, December 31, 2002	$12,863	$0	$3,863	$9,000

        The effective income tax rate for 2002 was 31.0%, the same as for 2001. Based on current estimates, the Company similarly expects that the full year 2003 effective income tax rate will approximate 31.0%. However, the tax rate could fluctuate depending on the level and geographic mix of the Company's earnings and if there are changes in the effective statutory rates.

        At December 31, 2002, the Company had recorded net deferred tax assets of $137.0 million, of which $13.0 million, after reduction by the associated valuation allowance, is attributable to the expected utilization of foreign and state tax loss carryforwards. The remainder, $124.0 million, is attributable to the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and to tax credit carryforwards. Although realization is not assured, management believes it is more likely than not that the net deferred tax assets will be realized. The estimate of future taxable income relates to operations of the Company which have, in the past, generated a level of taxable income in excess of amounts of future taxable income necessary to realize the deferred tax assets. In addition, the Company has tax planning strategies that can utilize a portion of the tax loss carryforwards and thereby reduce the likelihood that they will expire unused. However, if the Company's estimates of future taxable income are not realized, the net carrying value of the deferred tax assets could be further reduced, thereby impacting future net income.

OPERATING RESULTS 2001    --    Net sales for the year ended December 31, 2001, were $2.993 billion, a 4.5% increase from the year ended December 31, 2000 net sales of $2.865 billion. Sales comparisons were adversely affected by the weakening of most foreign currencies against the U.S. dollar. On a constant dollar basis, which eliminates the effect of currency exchange fluctuations, net sales for the year ended December 31, 2001, increased $193.0 million or 6.9%. Worldwide sales of the Reebok Brand were $2.436 billion in 2001, an increase of 7.3% from the year ended December 31, 2000, sales of $2.271 billion. On a constant dollar basis, the Reebok Brand's worldwide sales increased $224.6 million or 9.9%.

31 --

        U.S. footwear sales of the Reebok Brand increased 0.6% to $930.5 million in 2001 from $925.1 million in 2000. During the year U.S. footwear sales to the athletic specialty channel of distribution increased 11%. The Company believes its retail presence in this channel improved compared to the prior year and that this improvement is strategically important to its long-term objective of growing quality market share in the United States. Sales increased 33% in the key strategic category of basketball. U.S. sales of the Company's Classic product line increased approximately 10% for the year. During 2001 U.S. footwear sales in the Children's category also increased, whereas sales in the cross-training and running categories declined. U.S. apparel sales of the Reebok Brand increased by 97.5% to $334.7 million from $169.5 million in 2000. During 2001 the Company entered into new licensing agreements with the National Football League ("NFL") and the National Basketball Association ("NBA"). In order to support its new sports licensing business, in February 2001 the Company purchased selected assets of LogoAthletic ("Logo"). Included in the assets purchased were inventory, equipment, the assumption of certain facility leases and the rights to Logo's trademarks. The total purchase price was $14.2 million. Much of the increase in U.S. apparel sales was from sales of this licensed product, however, wholesale sales of Reebok-branded apparel also increased by 13.3% during the year as the result of some new apparel silhouettes with a strategic focus on women's fitness, Allen Iverson inspired streetwear and Classics.

        International sales of the Reebok Brand (including footwear and apparel) were $1.170 billion in 2001, a decrease of 0.5% from sales of $1.176 billion in 2000. On a constant dollar basis, international sales of the Reebok Brand increased $54.0 million or 4.8%. On a reported dollar basis, net sales in Europe increased 1.3% and net sales in the Asia Pacific region decreased 10.3% for the year. On a constant dollar basis, net sales in Europe increased $48.7 million or 6.1% for the year, and sales in the Asia Pacific region increased 1.2%. In Latin America, the Company's sales to its independent distributors increased approximately 7.0% for the year. In constant dollars, international footwear sales increased approximately 6.8% and international apparel sales increased by approximately 2.5%. Effective January 1, 2001, the Company sold its South African subsidiary to an independent distributor and purchased a majority interest in its Mexican distributor. These changes did not have a material impact on sales or earnings during 2001.

        Rockport's sales for 2001 decreased by 5.4% to $399.6 million from sales of $422.4 million in 2000. Domestic sales for the Rockport brand decreased by 9.0%. A significant portion of this decline occurred post 9/11 as a result of a decline in Rockport's business in the department store channel of distribution, as well as with the independent shoe stores. In the fourth quarter of 2001, Rockport's domestic business declined by 25%. The Company estimates that Rockport's market share in the U.S. declined by only 50-75 basis points in the fourth quarter. International revenues, which grew by 5.2%, accounted for approximately 28.4% of Rockport's sales in 2001 as compared to 25.5% in 2000.

        Sales of the Company's other brands were $157.8 million in 2001, a decrease of 4.4% from sales of $172.3 in 2000.

        The Company's overall gross margin was 36.7% of sales for 2001, as compared to 37.9% for 2000, a decrease of 120 basis points. The Company's margins were adversely affected by currency, the

-- 32

promotional retail climate in certain key markets, particularly the U.S., and by the general slowdown in business which occurred post 9/11.

        Selling, general and administrative expenses for the year ended December 31, 2001 were $913.9 million, or 30.5% of sales, as compared to $915.4 million, or 31.9% of sales for 2000, a decline of $1.5 million or 140 basis points as a percentage of sales. The Company continued to improve its expense leverage while at the same time increasing its Reebok Brand advertising and marketing investments. The Company's shared service operation, which supports its multiple brand strategy, continued to generate improved expense leverage as core services are implemented across all brands. As a result the Company was able to reduce general and administrative type expenses by approximately 7% during 2001.

        Net interest expense was $17.6 million for the year ended December 31, 2001, a decrease of $4.5 million as compared to 2000, as a result of strong cash flow generation and the refinancing of the Company's long-term debt. In the first quarter of 2001, the Company refinanced its term loan that was due August 31, 2002, with the sale of $250 million in 20-year convertible debentures.

        For the year ended December 31, 2001, other expenses, net, was $11.5 million. During the year the Company identified an underaccrual of buying agent's commissions of approximately $10.6 million relating to 2001 and prior years. In the opinion of the Company, the amounts were not material to prior years. Accordingly, the $10.6 million was recorded in other expense during the second quarter of 2001. Also included in other expenses, net, are the gain from the sale of certain real estate assets of $8.2 million, the amortization of intangibles of $4.0 million, the write-off of $5.2 million of unamortized debt costs associated with the early extinguishment of the Company's term loan, foreign currency losses and other non-operating income and expenses.

        During 2001 the Company recorded a special charge for the integration and consolidation of the Company's Rockport and Ralph Lauren Footwear brands into its Shared Service operation. The Company also changed certain previously recorded estimates based on actual amounts received or paid by the Company. (See Note 2 to the Consolidated Financial Statements.)

        Details of the special charge activity during 2001 are as follows (dollars in thousands):

	Total	Legal Settlement	Employee Severance and Other	Marketing Contracts	Fixed Asset Write-downs
Balance, December 31, 2000	$41,893	$15,809	$8,764	$6,828	$10,492
2001 Charge	6,652		6,652
2001 Change in Estimate	(7,184)	3,000	(387)		(9,797)
2001 Utilization	(23,867)	(13,157)	(8,430)	(2,280)

Balance, December 31, 2001	$17,494	$5,652	$6,599	$4,548	$695

        The effective income tax rate was 31.0% for 2001 as compared to 36.1% for 2000. The decrease was primarily due to the geographic mix of earnings.

33 --

REEBOK BRAND BACKLOG OF OPEN ORDERS    --    Worldwide backlog of open customer orders scheduled for delivery during the period January 1, 2003 through June 30, 2003 for the Reebok Brand increased 10.8% as compared to the same period last year, including the open orders for the Company's sports licensed apparel business.

        Comparisons regarding orders scheduled for delivery for the period January 1, 2003 through June 30, 2003 are as follows for the Reebok Brand:

	Percentage Change 2003/2002
	Reported Dollars		Constant Dollars
U.S.:
Footwear	+	7.4%	+	7.4%
Apparel	+	13.7%	+	13.7%
Total Domestic	+	8.4%	+	8.4%
International:
Footwear	+	12.1%	+	0.3%
Apparel	+	17.0%	+	2.3%
Total International	+	14.3%	+	1.2%
Total Reebok Brand:
Footwear	+	8.9%	+	5.1%
Apparel	+	15.9%	+	5.6%
Total Reebok Brand	+	10.8%	+	5.2%

        These backlog comparisons are not necessarily indicative of future sales trends. Many customer orders are cancelable with little or no penalty, currencies may fluctuate, sales by Company-owned retail outlet stores are not included in the backlog and can vary from year-to-year, many markets in Latin America and Asia Pacific are not included in the backlog because sales are made by independent distributors, and the ratio of orders booked early to at-once shipments can vary from period to period.

LIQUIDITY AND SOURCES OF CAPITAL    --    Working capital was $1.034 billion at December 31, 2002 compared to $845.3 million at December 31, 2001. The current ratio at December 31, 2002 was 2.8 to 1 compared to 2.9 to 1 at December 31, 2001.

        Accounts receivable at December 31, 2002, increased by $38.4 million from December 31, 2001, an increase of 10.0% as a result of increased sales in the fourth quarter of 2002 as compared to 2001, however days sales outstanding in accounts receivable decreased by 5 days. Inventory at December 31, 2002, increased by $36.7 million, or 10.1%, from December 31, 2001. This increase is attributable to the Company's sports licensing business and the effects of currency. Excluding these two components, the Company's inventory declined approximately $18.5 million. Cash provided by operations during 2002 was $224.1 million as compared to cash provided by operations of $176.2 million during 2001. Capital expenditures for the year ended December 31, 2002, were $27.6 million as compared to $27.3 million in 2001. During 2002 the Company's expenditures were less than depreciation, as it

-- 34

deferred some capital spending until 2003. Capital expenditures for 2003 are expected to be in the range of $65.0 to $75.0 million in order to support the Company's European regionalization, the accelerated rollout of SAP, the enhancement of its sports licensing production capability and retail outlet expansion internationally.

        During the second quarter of 2002 the Company entered into a new credit facility with a group of banks to replace the Company's prior credit agreement in the amount of $300.0 million that was scheduled to expire on August 31, 2002. The new $300.0 million credit facility has a term of three years, with the option for the Company to extend the term of the facility for an additional eighteen months. The pricing under the new facility was adjusted to market conditions, otherwise, the terms and conditions, including the debt covenants, of the new credit facility are similar to the facility that was replaced. The Company believes that cash generated from operations, together with the Company's existing credit lines and other financial resources, will adequately finance the Company's planned 2003 cash requirements. However, the Company's actual experience may differ from the expectations set forth in the preceding sentence. Factors that might lead to a difference include, but are not limited to, the matters discussed in this Annual Report on Form 10-K under the heading "ISSUES AND UNCERTAINTIES," as well as future events that might have the effect of reducing the Company's available cash balances (such as unexpected operating losses or increased capital or other expenditures, as well as increases in the Company's inventory or accounts receivable), or future events that might reduce or eliminate the availability of external financial resources.

        Details of the Company's contractual obligations for long-term debt, leases and endorsement contracts are as follows (see Notes 5 and 6 to the consolidated financial statements):

	Payments Due by Period
	Total	2003	2004	2005	2006	2007+
Long-term Debt	$353.5	$0.1	$0.1	$100.1	$0.2	$253.0
Endorsement Contracts	196.3	51.7	37.0	27.6	23.2	56.8
Operating Leases	167.9	52.2	36.7	26.3	18.9	33.8
Capital Lease Obligations	1.3	0.2	0.2	0.2	0.2	0.5

Total	$719.0	$104.2	$74.0	$154.2	$42.5	$344.1

        The amounts listed for endorsement contracts represent approximate amounts of base compensation and minimum guaranteed royalty fees the Company is committed to pay to endorsees. Actual payments under some contracts are likely to vary based upon bonuses paid, or reductions enforced, for athletic performance in future periods. The Company is also obligated to furnish certain endorsers with Reebok products for their use. It is not possible to determine on an annual basis what will be spent as the contracts do not generally stipulate a specific amount of cash to be spent on the product.

35 --

ISSUES AND UNCERTAINTIES

Our business is subject to economic conditions in our major markets.    Such factors include, without limitation, recession, inflation, general weakness in retail markets and changes in consumer purchasing power and preferences. Adverse changes in such economic factors could have a negative effect on our business. In 2002 we saw a continuation of the slowdown in worldwide growth. Generally weak economic conditions have led to fluctuations in investor confidence, a softening in consumer demand and a retrenchment in overall spending. On January 30, 2003 the Wall Street Journal reported that consumer spending in the United States, which accounts for two-thirds of all economic activity, grew at a rate of just 1.0% in the final quarter of 2002, which was down from a 4.2% growth rate in the third quarter of 2002. The Wall Street Journal reported that the consumer spending growth rate in the fourth quarter of 2002 was the lowest such growth rate since 1993. An economic recovery is contingent on a variety of factors and remains uncertain. Accordingly, in 2003 we expect the market for our business to be challenging.

Our financial position, cash flow or results may be adversely affected by the threat of terrorism and the threat of war with Iraq and related political instability and economic uncertainty.    The threat of potential terrorist attacks on the United States and throughout the world, as well as the threat of military action or war with Iraq and the attendant political instability, has created an atmosphere of economic uncertainty in the United States and in foreign markets. Our results may be impacted by the macroeconomic effects of those events. A disruption in our supply chain as a result of such actions may significantly affect our business and its prospects. In addition, such events may also result in heightened domestic security and higher costs for importing and exporting shipments of components and finished goods. Any of these occurrences may have a material adverse effect on our financial position, cash flow or results in any reporting period.

The market for athletic footwear and apparel is intensely competitive and if we fail to compete effectively, we could lose our market position.    The athletic footwear and apparel industry is intensely competitive. The principal methods of competition in our industry include product design, product performance, quality, price, brand image, marketing and promotion, customer support and service and our ability to meet delivery commitments to retailers. A major marketing or promotional success or technological innovation by one of our competitors could adversely impact our competitive position. Additionally, in countries where the athletic footwear market is mature, our ability to maintain and increase our market share can principally come at the expense of our competitors, which may be difficult to accomplish. Our results of operations and market position may be adversely impacted by our competitors and the competitive pressures in the athletic footwear and apparel industries.

Our athletic footwear and apparel business is subject to consumer preferences and unanticipated shifts in consumer preferences could adversely affect our sales and results of operations.    The footwear and apparel industry is subject to rapid changes in consumer preferences. Consumer demand for athletic footwear and apparel is heavily influenced by brand image. Our initiatives to strengthen our brand image, which include conducting extensive market research,

-- 36

introducing new and innovative products that emphasize fashion and initiating focused advertising campaigns, may not be successful. Additionally, consumers place an emphasis on the "performance" aspect of our athletic footwear. Consequently, we must utilize current and future technology to continue to offer performance-oriented products. Our failure to anticipate, identify and react to shifts in consumer preferences and maintain a strong brand image could have an adverse effect on our sales and results of operations.

If we fail to accurately forecast consumer demand, we may experience difficulties in handling customer orders or in liquidating excess inventories and our sales and brand image may be adversely affected.    The athletic footwear industry has relatively long lead times for the design and production of products. Consequently, we must commit to production tooling, and in some cases to production, in advance of orders based on our forecasts of consumer demand. If we fail to forecast consumer demand accurately, we may under-produce or over-produce a product and encounter difficulty in handling customer orders or in liquidating excess inventory. Additionally, if we over-produce a product based on an aggressive forecast of consumer demand, retailers may not be able to sell the product and may seek to return the unsold quantities and cancel future orders. These outcomes could have an adverse effect on our sales and brand image.

Our advertising and marketing expenditures are based on our sales forecasts and our failure to achieve these sales forecasts could adversely affect our profitability.    Our advertising and marketing expenditures are based on sales forecasts. These expenditures are made in advance of actual sales. Because the markets in which we do business are highly competitive and our sales are affected by a variety of factors, including brand awareness, changing consumer preferences and retail market conditions, we may be unable to achieve our sales forecasts. Our failure to achieve our sales forecasts would result in our advertising and marketing expenditures representing a higher percentage of revenues and we could experience higher inventory levels and associated carrying costs, all of which could adversely affect our profitability.

If we decrease the price that we charge for our products, we may earn lower gross margins and our revenues and profitability may be adversely affected.    The prices that we are able to charge for our products depend on the type of product offered, the consumer and retailer response to the product and the prices charged by our competitors. To the extent that we are forced to lower our prices, our gross margins will be lower and our revenues and profitability may be adversely affected.

Our report of our backlog of open orders may not be indicative of our level of future sales.    We report our backlog of open orders for our Reebok Brand. Our backlog position may not be indicative of future sales because many customer orders are cancelable with little or no penalty, currencies may fluctuate, sales by our company-owned retail outlet stores are not included in our backlog and can vary from year-to-year, many markets in Latin America and Asia Pacific are not included in our backlog because sales in such markets are made by independent distributors, and the ratio of orders booked early to at-once shipments can vary from period to period.

37 --

Our business may be adversely affected by a decrease in the popularity of the sports leagues and other brands we license or if we are unable to maintain advantageous licenses.    Our sports licensing business, in which sports leagues and organizations such as the NFL and the NBA license us to sell branded footwear, apparel and other products, is an important and growing part of our business. In addition to the ability to sell licensed product, the license agreements often provide us with important branding opportunities for Reebok's other core brands through on-field presence. Similarly, we license the Ralph Lauren and Polo brand names, and the Greg Norman brand name, for use by our Ralph Lauren Footwear and Greg Norman Collection businesses, respectively. The success of our sports licensing business as well as our Ralph Lauren Footwear and Greg Norman Collection businesses depends on many factors, including the popularity and success of the licensing sports league and the licensed brands. We have no assurance that the NFL, the NBA or any other brand that we license will continue to generate a high level of interest in the products they license us to sell, or that our arrangements with any sports league will continue to enhance the Reebok Brand. Furthermore, license agreements may require us to pay substantial minimum royalty guarantees that in some cases could exceed our actual sales. In addition, the term of our license agreements vary and under some circumstances are subject to early termination by the licensing party. In the event that we are not able to maintain licenses on advantageous terms, or if any of our license agreements is terminated, our revenues and profits may be adversely affected.

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

Our international sales and manufacturing operations are subject to the risks of doing business abroad, which could affect our ability to sell or manufacture our products in international markets, obtain products from foreign suppliers or control the cost of our products.    We operate facilities and sell products in numerous countries outside the United States. Additionally, a substantial portion of our products are manufactured abroad and we have suppliers located in China, Indonesia, Thailand and Vietnam. Our athletic footwear and apparel sales and manufacturing operations are subject to the risks of doing business abroad. These risks include:

  •
  fluctuations in currency exchange rates;

  •
  political instability;

  •
  limitations on conversion of foreign currencies into United States dollars;

  •
  restrictions on dividend payments and other payments by our foreign subsidiaries;

-- 38

  •
  withholding and other taxes on dividend payments and other payments by our foreign subsidiaries;

  •
  import duties, tariffs, quotas and other restrictions on free trade, particularly as these regulations may affect our operations in China;

  •
  hyperinflation in some foreign countries; and

  •
  investment regulation and other restrictions by foreign governments.

        If these risks limit or prevent us from selling or manufacturing products in any significant international market, prevent us from acquiring products from our foreign suppliers or significantly increase the cost of our products, our operations could be seriously disrupted until alternative suppliers are found or alternative markets are developed. Although we may enter into forward currency exchange contracts and options to hedge the risk of exchange rate fluctuations, these steps may not fully protect us against this risk and we may incur losses.

Our business may be adversely affected if we experience logistical difficulties in connection with the implementation of our European Strategic Plan, or if we encounter complications in connection with our European implementation of SAP information management software.    In December 2002 we announced a revised European Strategic Plan under which we plan to implement an integrated, regionalized approach to Reebok's operations across Europe. This plan is designed to enable us to achieve operating efficiencies, improve logistics and reduce expenses. There can be no assurance, however, that we will be able to effectively execute this plan or that such benefits will be achieved. In addition, we may experience difficulties in product delivery or other logistical operations as a result of our implementation of this plan, which could have an adverse effect on our business. We could be subject to increased expenditures and charges because of inefficiencies resulting from our implementation of this plan. In addition, over the next few years we plan to implement SAP information management software in all of Reebok's European operations. The implementation of such software could be delayed and we may encounter complications in connection with such implementation that could have an adverse effect on our business.

Because we rely on independent manufacturers to produce most of our products, our sales and profitability may be adversely affected if our independent manufacturers fail to meet pricing, product quality and timeliness requirements or if we are unable to obtain some components used in our products from limited supply sources.    We depend upon independent manufacturers to manufacture our products in a timely and cost-efficient manner while maintaining specified quality standards. In 2002 our largest independent manufacturer accounted for approximately 21% of our total footwear production. We also rely upon the availability of sufficient production capacity at our manufacturers. Additionally, it is essential that our manufacturers deliver our products in a timely manner because our orders are cancelable by customers if agreed-upon delivery windows are not met. A failure by one or more of our manufacturers to meet established criteria for pricing, product quality or timely delivery could adversely impact our sales and profitability. In addition, some of the

39 --

components used in our products are obtained from only one or two sources. A loss of one of these supply sources could disrupt and delay production and adversely affect our sales and profitability.

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

        In addition, our lending arrangements restrict our ability to incur liens and require that we maintain a minimum interest coverage ratio and debt to adjusted earnings ratio. Our failure to comply with these requirements could result in a default that, if not cured or waived, could cause our lenders to refuse to extend us credit or require us to repay these borrowings before they are due.

Our competitive position could be harmed if we are unable to protect our intellectual property rights.    We believe that our trademarks, patents, technologies and designs are of great value. From time to time third parties have challenged, and may in the future try to challenge, our ownership of our intellectual property. In addition, our business is subject to the risk of third parties counterfeiting our products or infringing on our intellectual property rights. We may need to resort to litigation in the future to enforce our intellectual property rights. This litigation could result in substantial costs and diversion of resources. Our failure to protect our intellectual property rights, and in particular the loss of the Reebok, Rockport, Ralph Lauren, Greg Norman, NFL or NBA trademark rights, could have an adverse impact on our business and our competitive position.

We may not be able to realize the full value of our deferred tax assets.    We have approximately $137.0 million of net deferred tax assets, of which approximately $35.6 million, after reduction by the asssociated valuation allowance, is attributable to the expected utilization of tax loss carryforwards and tax credit carryforwards. Our ability to realize the carrying value of these deferred tax assets will depend on several factors including the level of taxable income we generate, the countries in which taxable income is generated and the effectiveness of our tax planning strategies. If our estimates of

-- 40

future taxable income are not realized in the near-term, the carrying value of the deferred tax assets and our future net income could be reduced.

A strengthening United States dollar reduces our reported results of operations from our international business.    In 2002 we derived approximately 36.5% of our revenue from sales in foreign currencies. In our consolidated financial statements we translate local currency financial results into United States dollars based on average exchange rates prevailing during a reporting period. During times of a strengthening United States dollar, our reported gross margins for merchandise purchased in U.S. dollars and sold in other currencies may be negatively impacted.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

        The Company is exposed to the impact of interest rate changes and foreign currency fluctuations due to its international sales, production and funding requirements.

        In the normal course of business, the Company employs established policies and procedures to manage its exposure to changes in interest rates and fluctuations in the value of foreign currencies using a variety of financial instruments. It is the Company's policy to utilize financial instruments to reduce risks where internal netting and other strategies cannot be effectively employed.

        The Company's objective in managing its exposure to interest rate changes is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve these objectives the Company primarily uses interest rate swaps to manage net exposure to interest rate changes related to its portfolio of borrowings. The Company maintains fixed rate debt as a percentage of its debt between a minimum and maximum percentage, which is set by policy, or as may be required by certain loan agreements.

        The Company's objective in managing the exposure to foreign currency fluctuations is to reduce earnings and cash flow volatility associated with foreign exchange rate changes. The Company enters into forward exchange contracts and options to hedge its exposure for merchandise purchased in U.S. dollars that will be sold to customers in other currencies. The Company also uses foreign currency exchange contracts and options to hedge significant assets and liabilities denominated in other currencies. Accordingly, these contracts change in value as foreign exchange rates change to protect the value of these assets, liabilities and merchandise purchases. The gains and losses on these contracts offset changes in the value of the related exposures.

        It is the Company's policy to enter into foreign currency and interest rate transactions only to the extent considered necessary to meet its objectives as stated above. The Company does not enter into foreign currency or interest rate transactions for speculative purposes.

        The Company prepared a sensitivity analysis of its financial instruments to determine the impact of hypothetical changes in interest rates and foreign currency exchange rates on the Company's results of operations, cash flows and the fair value of its financial instruments. The interest rate analysis assumed a 100 basis point adverse change in interest rates of all financial instruments. The foreign currency rate analysis assumed that each foreign currency rate would change by 10% in the same

41 --

direction relative to the U.S. dollar on all financial instruments. Based on the results of these analyses of the Company's financial instruments, a 100 basis point adverse change in interest rates from year-end 2002 levels would reduce the fair value of the interest rate swaps by $9.7 million, and a 10% adverse change in foreign currency rates would reduce the fair value of the forward currency exchange contracts and options by $26.8 million.

Foreign Exchange Forwards and Options

        The Company enters into forward currency exchange contracts and options to hedge its exposure for merchandise purchased in U.S. dollars that will be sold to customers in other currencies.

        The Company also uses forward currency exchange contracts and options to hedge significant assets and liabilities denominated in other than the functional currency. Contracts used to hedge these balances are marked to market and the resulting transaction gain or loss is included in the determination of net income.

        The Company has used forward exchange contracts and options as an element of its risk management strategy for several years.

        As of December 31, 2002, the maximum length of time over which the Company is hedging its exposure to the variability in future cash flows for forecasted transactions, excluding those forecasted transactions related to the payment of variable interest on existing financial instruments, is twelve months. Net losses in other comprehensive income on December 31, 2002 of $20.7 million, subject to subsequent fair market value adjustments of the derivatives, will be reclassified into earnings during the next twelve months when hedged transactions or cash flows materialize. During the twelve months ended December 31, 2002, realized losses of $18.4 million from currency rate hedges were recorded in costs of goods sold. Foreign currency gains (losses) realized from settlements of transactions included in other expense, net, for the years ended December 31, 2002, 2001 and 2000 were approximately $0.7 million, ($3.6) million and ($7.4) million, respectively. There was no hedge ineffectiveness in 2002.

        At December 31, 2002, the Company had option and forward currency exchange contracts, all having maturities of less than one year, with a notional amount aggregating $536.0 million. The contracts involved thirteen different foreign currencies, of which the Euro and British Pound currencies represented 42% and 38%, respectively, of the aggregate notional amount. The notional amount of contracts intended to hedge merchandise purchases was $450.1 million.

Interest Rate Swaps

        The Company uses interest rate swap agreements to manage its exposure to interest rate movements. These agreements involve the exchange of variable rate payments and fixed rate payments without the effect of leverage and without the exchange of the underlying principal amount.

        The Company currently has interest rate swap agreements in the notional amount of $135.0 million in conjunction with certain of the Company's operating leases. The terms of the swap

-- 42

agreements require the Company to make fixed rate payments on a quarterly basis and receive variable rate payments based on three month U.S. dollar LIBOR. These interest rate swap agreements are designated as cash flow hedges under Statement of Financial Accounting Standards No. 133. The Company had an interest rate swap agreement in the notional amount of $50.0 million that expired in August 2002. During 2001 the Company determined this swap to be ineffective and, accordingly, it recorded the resulting unrealized loss of $1.2 million as other expense during 2001.

        In October 2001 the Company entered into an interest rate swap agreement in the amount of $50.0 million, receiving fixed rate payments of 6.75% and making variable rate payments of six month U.S. dollar LIBOR plus a spread in conjunction with the Company's 6 3/4% Debentures. At December 31, 2001 the interest rate on the swap agreement was 4.95%. This interest rate swap agreement was designated as a fair value hedge of the $100.0 million 6 3/4% Debentures maturing September 15, 2005 and meets the shortcut method requirements under Statement of Accounting Standards No. 133. The change in fair value of the interest rate swap agreement was exactly offset by the change in fair value of the Debentures. In October 2002 the Company cancelled this swap resulting in a gain of $1.9 million. In accordance with FASB 133, the gain will be realized over the remaining life of the underlying debt.

        At December 31, 2002 and 2001, the notional amount of interest rate swap agreements outstanding was $135.0 million and $272.3 million, respectively. Net losses in other comprehensive income on December 31, 2002 of $6.2 million, subject to subsequent fair market value adjustments of the derivatives, will be reclassified into earnings during the next twelve months when hedged transactions or cash flows materialize. Interest expense in 2002, 2001 and 2000 would not have been materially different if these swap agreements had not been used.

Item 8.  Financial Statements and Supplementary Data.

43 --

Reebok International Ltd.

Consolidated Balance Sheets

	December 31
	2002	2001
	Amounts in thousands, except per share data
Assets
Current assets:
Cash and cash equivalents	$642,367	$413,281
Accounts receivable, net of allowance for doubtful accounts (2002, $60,906; 2001, $55,240)	421,750	383,372
Inventory	399,664	362,927
Deferred income taxes	117,649	104,280
Prepaid expenses and other current assets	32,137	30,835

Total current assets	1,613,567	1,294,695

Property and equipment, net	134,767	133,952
Other non-current assets:
Goodwill, net	23,431	31,294
Intangibles, net of amortization	43,821	45,392
Deferred income taxes	19,391	16,094
Other	25,795	21,746

Total assets	$1,860,772	$1,543,173

Liabilities and Stockholders' Equity
Current liabilities:
Notes payable to banks	$18,971	$18,994
Current portion of long-term debt	125	97
Accounts payable	166,148	127,286
Accrued expenses	350,019	262,523
Income taxes payable	44,657	40,506

Total current liabilities	579,920	449,406

Long-term debt, net of current portion	353,329	351,210
Minority interest and other long-term liabilities	42,953	22,619
Commitments and contingencies
Stockholders' equity:
Common stock, par value $.01; authorized 250,000 shares; issued shares: 99,235 in 2002; 98,050 in 2001	992	981
Retained earnings	1,602,453	1,453,348
Less 39,011 shares in treasury at cost	(660,422)	(660,422)
Unearned compensation	(1,730)	(2,736)
Accumulated other comprehensive expense	(56,723)	(71,233)

Total stockholders' equity	884,570	719,938

Total liabilities and stockholders' equity	$1,860,772	$1,543,173

The accompanying notes are an integral part of the consolidated financial statements.

-- 44

Reebok International Ltd.

Consolidated Statements of Income

	Year ended December 31
	2002	2001	2000
	Amounts in thousands, except per share data
Net sales	$3,127,872	$2,992,878	$2,865,240
Costs and expenses:
Cost of sales	1,957,827	1,894,497	1,779,686
Selling, general and administrative expenses	954,596	913,941	915,387
Special charges (credits)	(407)	(532)	3,289
Interest expense	23,848	30,982	38,271
Interest income	(9,319)	(13,352)	(16,145)
Other expenses, net	5,940	11,536	8,947

	2,932,485	2,837,072	2,729,435

Income before income taxes, minority interest and cumulative effect of change in accounting principle	195,387	155,806	135,805
Income taxes	60,570	48,300	49,000

Income before minority interest and cumulative effect of change in accounting principle	134,817	107,506	86,805
Minority interest	3,289	4,780	5,927

Income before cumulative effect of change in accounting principle	131,528	102,726	80,878
Cumulative effect of change in accounting principle, net of taxes	(5,070)

Net income	$126,458	$102,726	$80,878

Basic earnings per share
Before cumulative effect of change in accounting principle	$2.21	$1.75	$1.42
Cumulative effect of change in accounting principle	(.09)

	$2.12	$1.75	$1.42

Diluted earnings per share
Before cumulative effect of change in accounting principle	$2.04	$1.66	$1.40
Cumulative effect of change in accounting principle	(.07)

	$1.97	$1.66	$1.40

The accompanying notes are an integral part of the consolidated financial statements.

45 --

Reebok International Ltd.

Consolidated Statements of Stockholders' Equity

	Issued Shares	Total	Common Stock (Par Value $.01)	Retained Earnings	Treasury Stock	Unearned Compensation	Accumulated Other Comprehensive Income (Expense)
	Amounts in thousands
Balance, December 31, 1999	92,986	$528,816	$930	$1,170,885	$(617,620)	$(0)	$(25,379)

Comprehensive income:
Net income		80,878		80,878
Adjustment for foreign currency translation		(14,217)					(14,217)

Comprehensive income		66,661
Issuance of shares to certain employees	406	2	4	3,158		(3,160)
Amortization of unearned compensation		1,758				1,758
Shares issued under employee stock purchase plans	276	2,537	3	2,534
Shares issued upon exercise of stock options	2,541	42,554	25	42,529
Acquisition of treasury shares		(35,750)			(35,750)
Income tax reductions relating to exercise of stock options		1,285		1,285

Balance, December 31, 2000	96,209	607,863	962	1,301,269	(653,370)	(1,402)	(39,596)

Comprehensive income:
Net income		102,726		102,726
Adjustment for foreign currency translation		(27,423)					(27,423)
Adjustment for fair value of derivative instruments		(4,214)					(4,214)

Comprehensive income		71,089
Issuance of shares to certain employees	111	278	1	2,677		(2,400)
Surrender of shares from certain employees	(42)	(328)		(328)
Amortization of unearned compensation		1,066				1,066
Shares issued under employee stock purchase plans	122	2,720	2	2,718
Shares issued upon exercise of stock options	1,650	22,215	16	22,199
Warrants issued		13,600		13,600
Acquisition of treasury shares		(7,052)			(7,052)
Income tax reductions relating to exercise of stock options		8,487		8,487

Balance, December 31, 2001	98,050	719,938	981	1,453,348	(660,422)	(2,736)	(71,233)

Comprehensive income:
Net income		126,458		126,458
Adjustment for foreign currency translation		37,224					37,224
Adjustment for fair value of derivative instruments		(22,714)					(22,714)

Comprehensive income		140,968
Issuance of shares to certain employees	13	278		278
Surrender of shares from certain employees	(19)	(151)		(151)
Amortization of unearned compensation		1,006				1,006
Shares issued under employee stock purchase plans	124	2,921	1	2,920
Shares issued upon exercise of stock options	1,067	15,590	10	15,580
Income tax reductions relating to exercise of stock options		4,020		4,020

Balance, December 31, 2002	99,235	$884,570	$992	$1,602,453	$(660,422)	$(1,730)	$(56,723)

The accompanying notes are an integral part of the consolidated financial statements.

-- 46

Reebok International Ltd.

Consolidated Statements of Cash Flows

	Year ended December 31
	2002	2001	2000
	Amounts in thousands
Cash flows from operating activities:
Net income	$126,458	$102,726	$80,878
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,033	36,619	46,201
Minority interest	3,289	4,780	5,927
Deferred income taxes	681	(549)	12,170
(Gain) loss on sale of assets, net		(815)	1,263
Special charges	(407)	(532)	3,289
Cumulative effect of change in accounting principle	5,070
Changes in operating assets and liabilities exclusive of changes arising from business acquisitions:
Accounts receivable	(24,982)	34,366	(15,853)
Inventory	(18,579)	30,825	1,078
Prepaid expenses and other	(9,030)	4,840	8,116
Accounts payable and accrued expenses	100,365	(51,387)	24,853
Dividends to minority shareholders	(2,543)	(8,469)
Income taxes payable	11,740	23,838	15,197

Total adjustments	97,637	73,516	102,241

Net cash provided by operating activities:	224,095	176,242	183,119

Cash flows (used for) provided by investing activities:
Payments to acquire property and equipment	(27,608)	(27,402)	(29,158)
Proceeds from sale of assets		18,582	42,438
Acquisition of minority interest in and purchase of certain subsidiaries		(18,516)	(2,476)

Net cash (used for) provided by investing activities	(27,608)	(27,336)	10,804

Cash flows (used for) provided by financing activities:
Net repayments of notes payable to banks	(994)	(5,792)	(17,353)
Net proceeds from issuance of convertible debentures		244,729
Repayments of long-term debt	(39)	(257,372)	(196,086)
Proceeds from issuance of common stock to employees	18,637	24,885	10,683
Repurchases of common stock		(7,052)

Net cash (used for) provided by financing activities	17,604	(602)	(202,756)

Effect of exchange rate changes on cash	14,995	(3,688)	(4,246)

Net increase (decrease) in cash and cash equivalents	229,086	144,616	(13,079)
Cash and cash equivalents at beginning of year	413,281	268,665	281,744

Cash and cash equivalents at end of year	$642,367	$413,281	$268,665

Supplemental disclosures of cash flow information:
Interest paid	$23,992	$27,663	$36,162
Income taxes paid	45,781	22,643	22,736

The accompanying notes are an integral part of the consolidated financial statements.

47 --

Reebok International Ltd.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activity

        The Company and its subsidiaries design and market sports and fitness products, including footwear and apparel, as well as footwear and apparel for non-athletic "casual" use, under various trademarks, including Reebok, Rockport and the Greg Norman Collection, and footwear under Ralph Lauren and Polo. The Company's Reebok Brand business includes the Company's sports licensing business, including products designed and marketed under the Company's license agreements with the NFL and the NBA.

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

Shipping and Handling

        Shipping and handling costs are included in selling, general and administrative expenses.

Advertising

        Advertising production costs are expensed the first time the advertisement is run. Media (TV and print) placement costs are expensed in the month the advertising appears. Advertising expense (including cooperative advertising) amounted to $131,492, $144,320 and $108,200 for the years ended December 31, 2002, 2001 and 2000, respectively.

Research and Development

        Product research, development and evaluation expenses amounted to approximately $44,771, $41,659 and $49,757 for the years ended December 31, 2002, 2001 and 2000, respectively.

-- 48

Accounting for Stock-Based Compensation

        At December 31, 2002 the Company has stock-based employee compensation plans which are described in Note 8 to the consolidated financial statements. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company provides pro forma disclosures of the compensation expense determined under the fair value provisions of Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation." See Note 8 to the consolidated financial statements.

Cash Equivalents

        Cash equivalents are defined as highly liquid investments with maturities of three months or less at date of purchase.

Inventory Valuation

        Inventory, substantially all finished goods, is recorded at the lower of cost (first-in, first-out method) or market.

Property and Equipment and Depreciation

        Property and equipment are stated at cost. Depreciation is computed principally on the straight-line method over the assets' estimated lives. Buildings and leasehold improvements are depreciated over the shorter of the lease term or the estimated useful lives of the assets, which range from 2 to 39.5 years. Fixtures, equipment and furniture are depreciated over 2 to 10 years. Property and equipment are periodically reviewed by the Company for indicators of impairment. In the event that indicators of impairment are identified, the Company would assess the appropriateness of the asset's carrying value and record any impairment at that time.

Intangible Assets and Goodwill

        Indefinite-lived intangible assets (including goodwill) are reviewed by the Company for potential impairment periodically to determine if the carrying value exceeds fair value. In the event that impairment was identified, the Company would record such impairment at that time. (See Note 4 to the consolidated financial statements).

        Definite-lived intangibles are amortized using the straight-line method over periods ranging from 6 to 20 years.

Foreign Currency Translation

        Assets and liabilities of most of the Company's foreign subsidiaries are translated at current exchange rates. Revenues, costs and expenses are translated at the average exchange rates for the period. Translation adjustments resulting from changes in exchange rates are reported as a component

49 --

of other comprehensive income. Other foreign currency transaction gains and losses are included in the determination of net income.

        For those foreign subsidiaries operating in a highly inflationary economy or having the U.S. dollar as their functional currency, net non-monetary assets are translated at historical rates and net monetary assets are translated at current rates. Translation adjustments are included in the determination of net income.

Hedging Activity

        As of January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 ("Statement 133"), "Accounting for Derivative Instruments and Hedging Activities," as amended by Statement of Financial Accounting Standards No. 138 ("Statement 138"), which requires the Company to recognize all derivatives as either assets or liabilities in the balance sheet and measure such instruments at fair value. Unrealized gain positions are recorded as other current assets or other non-current assets. Unrealized loss positions are recorded as accrued liabilities or other non-current liabilities, depending on the instrument's maturity date. Derivatives that are not hedges are adjusted to fair value through income. Substantially all of the derivatives entered into by the Company are designated as either cash flow or fair value hedges. The fair value of cash flow hedges is recorded in other comprehensive income until the hedged transaction affects earnings. Fair value hedges are recorded in earnings and are offset by the change in fair value of the underlying asset or liability. (See Note 10 to the consolidated financial statements)

        The Company is exposed to market risk, such as changes in interest rates, currency exchange rates and material pricing. The Company enters into foreign currency forward contracts, option contracts and interest rate swap agreements in order to manage these exposures. All hedges and hedged exposures are formally documented in conjunction with the Company's hedging policy. The Company does not hold or issue derivative financial instruments for trading purposes. All derivatives are linked to specific assets, liabilities, firm commitments or forecasted transactions and are monitored to assess the past and prospective effectiveness. Fluctuations in the value of the hedging instruments are offset by fluctuations in the value of the underlying exposures being hedged. If it is determined that a hedge is not effective, the Company discontinues hedge accounting and takes appropriate action to recognize the amount residing in other comprehensive income in current earnings. Should hedge accounting be discontinued and the derivative remains outstanding, the Company will carry the derivative at its fair value on the balance sheet, recognizing future changes in the fair value in current period earnings.

Endorsement Contracts

        Payments made under endorsement contracts are generally expensed on a straight-line basis over the term of the contract. Certain contracts provide for contingent payments for meeting specific athletic achievements. The Company records these contingent payments when the specific athletic achievement has been met.

-- 50

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

Recently Issued Accounting Standards

        In July 2002 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under FAS 146, an entity's commitment to a plan, by itself, does not create an obligation that meets the definition of a liability. FAS 146 also establishes fair value as the objective for initial measurement of the liability. Severance pay would be recognized over time rather than up front if the benefit arrangement requires employees to render future service beyond a "minimum retention period." The liability for severance pay would be recognized as employees render service over the future service period, even if the benefit formula used to calculate an employee's termination benefit is based on length of service. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with earlier application encouraged. The Company will adopt SFAS 146 for exit or disposal activities that are initiated after December 31, 2002.

        On December 31, 2002 the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure" ("SFAS 148"), which amends the disclosure provisions of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and APB opinion No. 28, "Interim Financial Reporting" ("APB 28"). SFAS 148 requires expanded disclosures within the Company's Summary of Significant Accounting Policies and within the Company's condensed consolidated interim financial information filed on Form 10-Q. SFAS 148's annual disclosure requirements are effective for the fiscal year ending December 31, 2002. SFAS 148's amendment of the disclosure requirements of APB 28 is effective for financial reports containing condensed consolidated financial statements for interim periods beginning after December 15, 2002. See Note 8 to the consolidated financial statements.

        In November 2002 the FASB issued interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires that each guarantee meeting the characteristics described in the Interpretation be recognized and initially measured at fair value and requires additional disclosures. FIN 45's disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002, and the initial recognition and measurement provisions are

51 --

applicable on a prospective basis to guarantees issued or modified after December 15, 2002. See Note 15 to the consolidated financial statements.

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" ("FIN 46"). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and to existing variable interest entities in the interim period beginning after June 15, 2003.

Reclassification

        Certain amounts in prior periods have been reclassified to conform to the 2002 presentation. These reclassifications had no impact on previously reported results of operations or shareholders' equity.

SPECIAL CHARGES

        Details of the special charge activity during the three years ended December 31, 2002, are as follows:

Total Charges	Total	Legal Settlement	Employee Severance and Other	Marketing Contracts

Balance, December 31, 1999	$65,557	$21,424	$35,042	$9,091
2000 Change in Estimate	3,289		3,289
2000 Utilization	(26,953)	(5,615)	(19,075)	(2,263)

Balance, December 31, 2000	41,893	15,809	19,256	6,828

2001 Charge	6,652		6,652
2001 Change in Estimate	(7,184)	3,000	(10,184)
2001 Utilization	(23,867)	(13,157)	(8,430)	(2,280)

Balance, December 31, 2001	17,494	5,652	7,294	4,548

2002 Charge	6,732			6,732
2002 Change in Estimate	(7,139)	(5,640)	(1,499)
2002 Utilization	(4,224)	(12)	(1,932)	(2,280)

Balance, December 31, 2002	$12,863	$0	$3,863	$9,000

        In 2002 the Company recorded a net special charge of ($407) ($281 after-tax). Included in this amount was a special charge of $6,732 related to the effective termination of a marketing contract, which amount represented the difference between the Company's previous estimate and the total

-- 52

remaining contractual obligation of $9,000. During 2002 the Company also revised certain prior estimates, primarily related to the finalization of certain legal matters and asset dispositions that the Company concluded were no longer necessary. These changes in estimates amounted to $7,139. These costs represent a change in estimate related to a previously announced exit plan and are reflected on the special charge line on the income statement.

        The remaining accrual, which reflects a portion of the total costs to be incurred related to the Company's European reorganization, is comprised primarily of severance, lease termination costs and contractual marketing obligations and will be utilized over the next few years as planned consolidations occur and contractual obligations come due.

        In 2001 the Company recorded a net special charge of ($532) ($367 after-tax). Included in this amount was a special charge for the integration and consolidation of the Company's Rockport and Ralph Lauren Footwear brands into its Shared Service operation. This consolidation of operations, which occurred in 2001, resulted in the elimination of approximately 81 full-time positions, and the related severance of $6,652 was substantially paid in 2001 and 2002. During 2001 the Company also changed certain previously recorded estimates based on actual amounts received or paid by the Company. The change in estimates relates primarily to certain provisions that had been made with respect to the pending sale of the Company's subsidiary in South Africa. The subsidiary was sold in 2001.

        In 2000 the Company did not record any new charges but did change certain previously recorded estimates of $3,289 ($2,101 after-tax) based on actual amounts received or paid by the Company. The change in estimates related primarily to certain provisions that had been made for restructuring activities in the Company's global operations.

        Prior to 2000 the Company recorded special charges related to restructuring activities in the Company's global operations, the settlement of litigation and certain other charges associated with the restructuring or adjustment of underperforming marketing contracts.

        The short-term portion of the accrual, or $5,463, is included in accrued expenses with the balance of $7,400 included in other long-term liabilities.

PROPERTY AND EQUIPMENT

        Property and equipment consist of the following:

	December 31
	2002	2001
Land	$6,663	$6,663
Buildings	48,249	46,714
Fixtures, equipment and machinery	266,543	250,075
Leasehold improvements	57,622	46,011

	379,077	349,463
Less accumulated depreciation and amortization	244,310	215,511

	$134,767	$133,952

53 --

GOODWILL AND OTHER INTANGIBLES

        As discussed in Note 1, the Company adopted FAS 142 as of January 1, 2002. As a result, the Company ceased amortization of goodwill and certain indefinite-lived intangibles beginning on January 1, 2002. As a result, the Company is providing the following disclosures regarding the components of intangible assets (other than goodwill) as of December 31, 2002 and 2001, and the impact if the cessation of amortization of certain intangibles and goodwill had occurred in the prior period.

        Intangibles consist of the following:

	December 31
	2002	2001
Amortizable Intangible Assets:
Licenses	$13,600	$13,600
Other	4,492	4,492

	18,092	18,092
Less accumulated amortization	2,131	560

	15,961	17,532
Non-amortizable intangible assets:
Company tradenames and trademarks	27,860	27,860

	$43,821	$45,392

        Licenses are being amortized over ten years beginning January 1, 2002. Other amortizable assets are being amortized over six to twenty years.

        Reported net income for the years ended December 31, 2002, 2001 and 2000, adjusted for the effects of the non-amortization provision of FAS 142, is as follows:

	2002	2001	2000
Reported net income	$126,458	$102,726	$80,878
Add back:
Amortization of goodwill and other definite lived intangibles (net of taxes)		2,425	2,338

Adjusted net income	$126,458	$105,151	$83,216

Adjusted basic earnings per share	$2.12	$1.80	$1.46
Adjusted diluted earnings per share	$1.97	$1.70	$1.44

        As a result of completing a goodwill impairment assessment required upon adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Intangible Assets," the Company recorded an $8.4 million charge ($5.1, net of income taxes) for goodwill impairment related to two non-Reebok Brand operating units retroactive to the beginning of the fiscal year. This charge is presented as a cumulative effect of a change in accounting principle effective as of January 1, 2002.

-- 54

FINANCING AGREEMENTS

        In 2002 the Company entered into a new Credit Agreement in the amount of $300,000 including a Letter of Credit sub-facility in the amount of $200,000. The term of the Agreement is three years with an option to extend for an additional 18 months. This Agreement replaces the previous facility which was scheduled to expire on August 31, 2002. The Credit Agreement includes a revolving credit facility, which is available to finance the short-term working capital needs of the Company, if required. As part of the agreement, the Company is required to pay certain commitment fees on the unused portion of the revolving credit facility. The Credit Agreement includes various covenants including the requirement to maintain a minimum interest coverage ratio and debt to adjusted earnings ratio. Under the terms of the agreement there are various options under which interest is calculated. At December 31, 2002 and 2001, there were no borrowings outstanding under the revolving credit portion of this agreement.

        The previous Credit Agreement included a term loan facility that was used to finance the Company's acquisition of common stock under its Dutch Auction self-tender offer of August 1996. During 2001 the Company repaid the remaining balance of the term loan. The Company had been amortizing fees and expenses associated with the Credit Agreement over the life of the agreement. The unamortized balance of the fees and expenses of $5,211 was written off during the first quarter of 2001, when the term loan was repaid, and was included in other expenses at that time.

        On February 28, 2001, the Company sold $250,000 in 20-Year Convertible Debentures in the 144A private placement market. The Debentures have been registered with the Securities and Exchange Commission under the Securities Act of 1933. The sale was completed with a coupon rate of 4.25%, payable in cash semi-annually. The Debentures are convertible into shares of Reebok common stock at a price of $38.56 at any time. The Company may redeem the Debentures for cash any time on or after March 5, 2004. In addition, bondholders may require the Company to repurchase the Debentures on March 1, 2008, March 1, 2011, or March 1, 2016, for 100% of the principal amount plus accrued interest. The Company used the net proceeds to re-pay its existing term loan due August 31, 2002.

55 --

        Long-term debt consists of the following:

	December 31
LONG-TERM DEBT
	2002	2001
4.25% Convertible Debenture due February 28, 2021, with interest payable semi-annually on March 1 and September 1	$250,000	$250,000
6.75% debentures due September 15, 2005, with interest payable semi-annually on March 15 and September 15 including gain on related interest rate swap	101,408	99,552
Bank and other notes payable	2,046	1,755

	353,454	351,307
Less current portion	125	97

	$353,329	$351,210

        Maturities of long-term debt during the five-year period ending December 31, 2007, are $125 in 2003, $135 in 2004, $100,147 in 2005, $158 in 2006, $172 in 2007 and $251,309 in 2008 and beyond.

        The Company has various arrangements with numerous banks, which provide an aggregate of $531,238 of uncommitted facilities, substantially all of which are available to the Company's foreign subsidiaries. Of this amount, $249,845 is available for short-term borrowings and bank overdrafts, with the remainder available for letters of credit for inventory purchases. In addition to amounts reported as notes payable to banks, approximately $125,077 was outstanding for open letters of credit for inventory purchases at December 31, 2002, and $3,395 was outstanding for standby letters of credit at December 31, 2002.

        In 2001 the Company utilized a commercial paper program from time to time under which it could borrow up to $200,000 for periods not to exceed 270 days. This program was supported, to the extent available, by the unused portion of the $300,000 revolving credit facility. At December 31, 2002 and 2001, the Company had no commercial paper obligations outstanding. The Company is no longer utilizing this commercial paper program.

        Interest expense amounted to $23,848, $30,982 and $38,271, for the years ended December 31, 2002, 2001 and 2000, respectively.

-- 56

LEASING ARRANGEMENTS

        The Company leases various offices, warehouses, retail store facilities and certain of its data processing and warehouse equipment and other operating leases under lease arrangements expiring between 2003 and 2010.

        In March 1998 the Company entered into an operating lease agreement for its Worldwide Headquarters and North American Operations facility, which opened in 2000. Lease payments commenced on July 1, 2000, concurrent with the occupancy of the building. In June 1998 the Company entered into an operating lease agreement for a new distribution facility in the Netherlands. These leases provide for substantial residual value guarantees by the Company and include purchase options at the original cost of the properties. The maximum amount of the residual value guarantees relative to the assets under these two leases is approximately $162,200. As part of these agreements, the Company is required to comply with various financial and other covenants generally similar to those contained in its other borrowing agreements.

        Minimum annual rentals under operating leases for the five years subsequent to December 31, 2002, and in the aggregate are as follows:

	Total Amount	Less: Amounts Representing Sublease Income	Net Amount
2003	$53,982	$1,775	$52,207
2004	37,927	1,247	36,680
2005	27,397	1,143	26,254
2006	20,097	1,143	18,954
2007	17,461	968	16,493
2008 and thereafter	17,676	397	17,279

	$174,540	$6,673	$167,867

        Total rent expense for all operating leases amounted to $58,768, $55,999 and $47,943 for the years ended December 31, 2002, 2001 and 2000, respectively.

EMPLOYEE BENEFIT PLANS

        The Company sponsors defined contribution retirement plans covering substantially all of its domestic employees and certain employees of its foreign subsidiaries. Contributions are determined at the discretion of the Board of Directors. Aggregate amounts charged to operations under the plans in 2002, 2001 and 2000 were $20,025, $15,246 and $14,209, respectively. In addition, certain foreign subsidiaries are required to provide benefits pursuant to government regulations.

57 --

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

        During 2001 the Company adopted the 2001 Equity Incentive and Director Deferred Compensation Plan (the "2001 Equity Plan"), which provides for the issuance of stock options, stock appreciation rights, restricted stock and deferred stock to employees of the Company or its subsidiaries and other persons or entities (including non-employee directors of the Company). Under this Plan and the 1994 Equity Incentive Plan (collectively the "Plans"), options may be incentive stock options or "non-qualified options" under applicable provisions of the Internal Revenue Code. The exercise price of any stock option granted may not be less than fair market value at the date of grant except in the case of grants to participants who are not executive officers of the Company and in certain other limited circumstances. The vesting schedule for options granted under the Plans is determined by the Compensation Committee of the Board of Directors. The Plans also permit the Company to grant restricted stock to key employees and other persons or entities who make significant contributions to the success of the Company. The restrictions and vesting schedule for restricted stock granted under the Plans are determined by the Compensation Committee of the Board of Directors. The Company also has an option plan for its Directors. Under this plan, a fixed amount of options are granted annually to all non-employee Directors. Grants of options under the Directors plan generally vest in equal annual installments over three years. The Directors plan also permits discretionary grants of options to non-employee directors.

        The Company has two employee stock purchase plans. Under the 1987 Employee Stock Purchase Plan, eligible employees are granted options to purchase shares of the Company's common stock through voluntary payroll deductions during two option periods running from January 1 to June 30 and from July 1 to December 31, at a price equal to the lower of 85% of market value at the beginning or end of each period. Under the 1992 Employee Stock Purchase Plan, for certain foreign-based employees, eligible employees are granted options to purchase shares of the Company's common stock during two option periods running from January 1 to June 30 and from July 1 to December 31, at the market price at the beginning of the period. The option becomes exercisable 90 days following the date of grant and expires on the last day of the option period. Accordingly, no options were outstanding under these employee stock purchase plans at December 31, 2002 and 2001. During 2002, 2001 and 2000, respectively, 124,011, 122,328 and 276,427 shares were issued pursuant to these employee stock purchase plans.

-- 58

        In June 1990 the Company adopted a shareholders' rights plan and declared a dividend distribution of one common stock purchase right ("Right") for each share of common stock outstanding. Each Right entitles the holder to purchase one share of the Company's common stock at a price of $60 per share, subject to adjustment. The Rights will be exercisable only if a person or group of affiliated or associated persons acquires beneficial ownership of 15% or more of the outstanding shares of the Company's common stock or commences a tender or exchange offer that would result in a person or group owning 15% or more of the outstanding common stock, or in the event that the Company is subsequently acquired in a merger or other business combination. During the second quarter of 2000 the Company amended its shareholders' right plan. Prior to that time beneficial ownership of 10% would result in the rights being exercised. When the Rights become exercisable, each holder would have the right to purchase, at the then-current exercise price, common stock of the surviving company having a market value of two times the exercise price of the Right. The Company can redeem the Rights at $.01 per Right at any time prior to the expiration of the Rights on June 14, 2010. The 2000 amendment also included the establishment of a Three-Year Independent Director Evaluation (TIDE), which will review the Agreement at least once every three years to assess whether it continues to be in the best interest of the Company or its shareholders.

        In 2001 under an agreement with a new licensor of the Company, warrants to purchase a total of 1.6 million shares of the Company's common stock were granted. The warrants are exercisable eleven years from the date of grant. Under certain conditions, the exercisability and terms of the warrants may accelerate. The warrants were valued at $13.6 million as of the grant date and are recorded in intangible assets (see note 4).

        At December 31, 2002, 13,662,454 shares of common stock were reserved for issuance under the Company's various stock plans and 73,720,463 shares were reserved for issuance under the shareholders' rights plan.

59 --

        The following schedule summarizes the changes in stock options during the three years ended December 31, 2002:

	Number of Shares Under Option
	Non-Qualified Stock Options	Option Price Per Share	Weighted Average Exercise Price
Outstanding at December 31, 1999	8,352,559	$9.88 - $48.37	$19.45

Granted	3,871,079	7.38 - 22.89	14.16
Exercised	(2,540,024)	11.38 - 18.38	16.76
Canceled	(1,341,816)	8.19 - 41.63	26.25

Outstanding at December 31, 2000	8,341,798	7.38 - 48.37	16.85

Granted	3,251,346	10.25 - 32.90	24.57
Exercised	(1,649,396)	7.38 - 31.25	13.49
Canceled	(676,905)	8.19 - 41.63	20.94

Outstanding at December 31, 2001	9,266,843	7.38 - 48.37	19.85

Granted	1,659,593	23.18 - 28.95	28.29
Exercised	(1,067,414)	8.19 - 28.88	14.60
Canceled	(769,575)	8.19 - 41.63	22.13

Outstanding at December 31, 2002	9,089,447	$7.38 - $48.37	$21.82

        During 2001 the Company reinstated December as the month in which it grants its annual stock options to employees. The 2000 and 1999 annual employee option grants were issued in January 2001 and January 2000, respectively.

        The following information applies to options outstanding at December 31, 2002:

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$7.38 - $10.56	631,465	7.0	$8.20	211,781	$8.22
$12.63 - $18.88	3,253,429	6.9	$17.03	1,174,363	$15.68
$19.25 - $28.88	4,742,991	8.6	$26.00	1,084,427	$25.27
$28.90 - $41.63	456,562	3.9	$30.98	409,737	$31.15
$48.37 - $48.37	5,000	4.8	$48.37	5,000	$48.37

        At December 31, 2002, 2001 and 2000, options to purchase 2,885,308, 2,472,505 and 3,262,937 shares of common stock, respectively, were exercisable, and 4,040,739, 4,931,125 and 2,603,354 shares, respectively, were available for future grants under the Company's stock equity plans.

        Pro forma information regarding net income and earnings per share is required by SFAS 123, which requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994, under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2002, 2001 and 2000:

-- 60

risk-free interest rates ranging from 2.0% to 7.7%; dividend yields of 0.0%; volatility factors of the expected market price of the Company's common stock of .52 in 2002, .57 in 2001 and ..59 in 2000; and a weighted-average expected life of the option of 3.5 years.

        For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands, except for earnings per share information):

	2002	2001	2000
Net income before cumulative effect of accounting change	$131,528	$102,726	$80,878
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	7,031	6,111	5,953

Pro forma net income before cumulative effect of accounting change	$124,497	$96,615	$74,925

Basic earnings per share before cumulative effect of accounting change:
As reported	$2.21	$1.75	$1.42
Pro forma	$2.15	$1.70	$1.37
Diluted earnings per share before cumulative effect of accounting change:
As reported	$2.04	$1.66	$1.40
Pro forma	$1.99	$1.61	$1.35
	2002	2001	2000
Net income as reported	$126,458	$102,726	$80,878
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	7,031	6,111	5,953

Pro forma net income	$119,427	$96,615	$74,925

Basic earnings per share:
As reported	$2.12	$1.75	$1.42
Pro forma	$2.06	$1.70	$1.37
Diluted earnings per share:
As reported	$1.97	$1.66	$1.40
Pro forma	$1.91	$1.61	$1.35

        The weighted average fair value of options granted in 2002, 2001 and 2000 is $11.30, $11.08 and $6.63, respectively.

        Because Statement 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect had not been fully reflected until 2001.

61 --

ACQUISITION OF COMMON STOCK

        Under various share repurchase programs from 1992 to 1995, the Board of Directors authorized the repurchase of up to $800,000 in Reebok common stock in the open market or privately negotiated transactions. No shares were acquired during 2002. During the year ended December 31, 2001, the Company acquired 294,600 shares of treasury stock for approximately $7,100. During the year ended December 31, 2000, the Company acquired 2,000,000 shares of treasury stock in a non-cash exchange pursuant to a stock option exercise by a major shareholder. As of December 31, 2002, the Company had approximately $119,500 available for future repurchases of common stock under these programs.

FINANCIAL INSTRUMENTS

        The following methods and assumptions were used by the Company to estimate the fair value of its financial instruments:

        Cash and cash equivalents and notes payable to banks: the carrying amounts reported in the balance sheet approximate fair value.

        Long-term debt: the fair value of the Company's debentures is estimated based on quoted market prices. The fair value of other long-term debt is estimated using discounted cash flow analyses based on the Company's incremental borrowing rates for similar types of borrowing arrangements.

        Unrealized gains or losses on foreign currency exchange contracts and options: the fair value of the Company's foreign currency exchange contracts is estimated based on current foreign exchange rates.

        Fair market value of interest rate swaps: the fair value of the Company's interest rate swaps is estimated based on current interest rates.

        The carrying amounts and fair value of the Company's financial instruments are as follows:

	December 31
	Carrying Amount		Fair Value
	2002	2001	2002	2001
Long-term debt	$353,454	$351,307	$388,803	$355,538
Unrealized gains (losses) on foreign currency exchange contracts and options	(25,042)	4,888	(25,042)	4,888
Interest rate swaps	(23,530)	(9,227)	(23,530)	(9,227)

        Unrealized losses on foreign currency exchange contracts and options and interest rate swaps are included in accrued liabilities or other long term liabilities based on their maturity.

Hedging Policy

        Prior to January 1, 2001, the Company also used foreign currency forward contracts, options contracts and interest rate swap agreements. The Company entered into foreign currency exchange contracts and options to hedge its exposure for merchandise purchased in U.S. dollars that would be

-- 62

sold to customers in other currencies. Realized and unrealized gains and losses on foreign currency contracts and options contracts were included in net income except that gains and losses on contracts which hedge specific foreign currency commitments were deferred and accounted for as part of the transaction. In addition, the Company also used foreign currency exchange contracts and options to hedge significant assets and liabilities denominated in other than the functional currency. The contracts were marked to market and the resulting transaction gain or loss was included in the determination of net income. Unrealized gains and losses on interest rate swap agreements were not recognized in income.

Currency Rate Hedging

        The Company enters into forward currency exchange contracts and options to hedge its exposure for merchandise purchased in U.S. dollars that will be sold to customers in other currencies.

        The Company also uses forward currency exchange contracts and options to hedge significant assets and liabilities denominated in other currencies. Contracts used to hedge these balances are marked to market and the resulting transaction gain or loss is included in the determination of net income.

        The Company has used forward exchange contracts and options as an element of its risk management strategy for several years.

        As of December 31, 2002, the maximum length of time over which the Company is hedging its exposure to the variability in future cash flows for forecasted transactions, excluding those forecasted transactions related to the payment of variable interest on existing financial instruments, is twelve months. Net losses in Other Comprehensive Income on December 31, 2002, of $20,747, subject to subsequent fair market value adjustments of the derivatives, will be reclassified into earnings during the next twelve months when hedged transactions or cash flows materialize.

        Realized (losses) gains of ($18,375) and $4,507 from currency hedges were recorded in cost of goods sold during the twelve months ended December 31, 2002 and 2001, respectively.

        Foreign currency gains (losses) realized from settlements of transactions included in other income (expense) for the years ended December 31, 2002, 2001 and 2000, were approximately $748, ($3,680) and ($7,355), respectively. During the twelve months ended December 31, 2001, this amount included $480 representing hedge ineffectiveness of currency rate hedges. There was no hedge ineffectiveness in 2002.

        At December 31, 2002, the Company had option and forward currency exchange contracts, all having maturities of less than one year, with a notional amount aggregating $535,988. The contracts involved thirteen different foreign currencies, of which the Euro and British Pound currencies represented 42% and 38%, respectively, of the aggregate notional amount. The notional amount of contracts intended to hedge merchandise purchases was $450,067. The remaining notional amount is intended to hedge significant assets and liabilities denominated in other currrencies.

63 --

Interest Rate Hedging

        The Company uses interest rate swap agreements to manage its exposure to interest rate movements. These agreements involve the exchange of variable rate payments and fixed rate payments without the effect of leverage and without the exchange of the underlying principal amount.

        The Company currently has an interest rate swap agreement in the notional amount of $135,000 in conjunction with one of the Company's operating leases. The terms of the swap agreement requires the Company to make fixed rate payments on a quarterly basis and receive variable rate payments based on three month U.S. dollar LIBOR. This interest rate swap agreement is designated as a cash flow hedge under Statement of Accounting Standards No. 133. The Company had an interest rate swap agreement in the notional amount of $50,000 that expired in August 2002. During 2001 the Company determined this swap to be ineffective and accordingly it recorded the resulting unrealized loss of $1,229 as other expense during 2001.

        In October 2001 the Company entered into an interest rate swap agreement in the amount of $50,000, receiving fixed rate payments of 6.75% and making variable rate payments of six month U.S. dollar LIBOR plus a spread in conjunction with the Company's 6 3/4% Debentures. At December 31, 2001, the interest rate on the swap agreement was 4.95%. This interest rate swap agreement was designated as a fair value hedge of the $100,000 6 3/4% Debentures maturing September 15, 2005, and met the shortcut method requirements under Statement of Accounting Standards No. 133. The change in fair value of the interest rate swap agreement was exactly offset by the change in fair value of the Debentures. In October 2002 the Company cancelled this swap, resulting in a gain of $1,900. In accordance with FASB 133, the gain will be realized over the remaining life of the underlying debt.

        At December 31, 2002 and 2001, the notional amount of interest rate swap agreements outstanding was $135,000 and $272,327, respectively. Net losses in other comprehensive income on December 31, 2002, of $6,153, subject to subsequent fair market value adjustments of the derivative, will be reclassified into earnings during the next twelve months when the hedged transactions or cash flows materialize. Interest expense in 2002 and 2001 would not have been materially different if these swap agreements had not been used.

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

-- 64

INCOME TAXES

        The components of income before income taxes, minority interest and cumulative effect of change in accounting principle are as follows:

	2002	2001	2000
Domestic	$25,136	$5,623	$28,467
Foreign	170,251	150,183	107,338

	$195,387	$155,806	$135,805

        The provision for income taxes on income before the cumulative effect of change in accounting principle consists of the following:

	2002	2001	2000
Current:
Federal	$7,095	$2,339	$3,547
State	1,383	663	668
Foreign	51,411	45,847	32,615

	59,889	48,849	36,830
Deferred:
Federal	(39)	1,795	8,374
State	(447)	(398)	880
Foreign	1,167	(1,946)	2,916

	681	(549)	12,170

	$60,570	$48,300	$49,000

        Undistributed earnings of the Company's foreign subsidiaries amounted to approximately $496,820, $506,115 and $495,688 at December 31, 2002, 2001 and 2000, respectively. The Company has provided for the estimated residual U.S. tax on a portion of these earnings, which may not be indefinitely reinvested. The remaining earnings are considered to be indefinitely reinvested. Upon distribution of those earnings in the form of dividends or otherwise, some portion of the distribution would be subject to both U.S. income taxes and foreign withholding taxes, less an adjustment for applicable foreign tax credits. Determination of the amount of U.S. income tax liability that would be incurred is not practicable because of the complexities associated with its hypothetical calculation; however, unrecognized tax credits may be available to reduce some portion of any U.S. income tax liability.

65 --

        Income taxes computed at the federal statutory rate differ from amounts provided as follows:

	2002	2001	2000
Tax at statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal effect	0.5	0.2	1.1
Effect of tax rates of foreign subsidiaries	(3.6)	(5.6)	(1.5)
Other, net	(0.9)	1.4	1.5

Provision for income taxes	31.0%	31.0%	36.1%

        Deferred income taxes reflect the expected utilization of tax net operating loss carryforwards, tax credit carryforwards and the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

        Net deferred tax assets are attributable to the following:

	December 31
	2002	2001
Inventory	$49,116	$44,391
Accounts receivable	33,783	30,556
Liabilities	25,636	29,633
Depreciation and amortization	32,613	16,989
Net unrealized hedging loss	17,349	2,319
Tax loss carryforwards	19,618	22,962
Tax credit carryforwards	22,619	42,306
Other, net	9,120	7,805

Gross deferred tax assets	209,854	196,961
Less: Valuation allowance	(6,624)

Net deferred tax assets	203,230	196,961
Undistributed earnings of foreign subsidiaries	(66,190)	(76,587)

Total	$137,040	$120,374

        At December 31, 2002, the Company had state tax loss carryforwards and foreign tax loss carryforwards for certain foreign subsidiaries, the tax effect of which, after reduction by the associated valuation allowance, is $12,994. The Company also has available tax credit carrryforwards of $22,619. These tax loss and tax credit carryforwards expire at various dates. The valuation allowance at December 31, 2002, applies to certain foreign and state and local tax loss carryforwards that, in the opinion of management, are more likely than not to expire before the Company can use them.

EARNINGS PER SHARE

        Basic earnings per share excludes dilution and is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if options to acquire common

-- 66

stock were exercised and assumes the conversion of the convertible debentures into common stock when dilutive. Options to purchase 2,271,405, 1,289,483 and 4,442,830 shares of common stock were outstanding at December 31, 2002, December 31, 2001 and December 31, 2000, respectively, but were not included in the computation of diluted earnings per share, as the effect would have been anti-dilutive.

        The following table sets forth the computation of basic and diluted earnings per share (amounts in thousands, except per share data):

	2002	2001	2000
Numerator for basic earnings per share:
Net Income before cumulative effect of change in accounting principle	$131,528	$102,726	$80,878
Cumulative effect of change in accounting principle	(5,070)

Net Income	$126,458	$102,726	$80,878

Numerator for diluted earnings per share:
Net Income before cumulative effect of change in accounting principle	$131,528	$102,726	$80,878
Effect of dilutive securities:
Interest on 4.25% convertible debentures, net of income taxes	7,332	6,129

	138,860	108,855	80,878
Cumulative effect of change in accounting principle	(5,070)

Net Income	$133,790	$108,855	$80,878

Denominator for basic earnings per share:
Weighted average shares	59,478	58,551	56,852

Denominator for dilutive earnings per share:
Weighted average shares	59,478	58,551	56,852
Effect of dilutive securities:
Dilutive employee stock options	2,052	1,523	872
Assumed conversion of 4.25% convertible debentures	6,483	5,421

	68,013	65,495	57,724

Basic earnings per share:
Before cumulative effect of change in accounting principle	$2.21	$1.75	$1.42
Cumulative effect of change in accounting principle	(.09)

	$2.12	$1.75	$1.42

Diluted earnings per share:
Before cumulative effect of change in accounting principle	$2.04	$1.66	$1.40
Cumulative effect of change in accounting principle	(.07)

	$1.97	$1.66	$1.40

67 --

ACCUMULATED OTHER COMPREHENSIVE INCOME (EXPENSE)

        The following table sets forth the detail of accumulated comprehensive income (expense):

	Total	Currency Translation Adjustments	Derivative Financial Instruments Gains (Losses)
Balance, December 31, 2000	$(39,596)	$(39,596)

Currency Translation Adjustment	(27,423)	(27,423)
Cumulative effect of change in accounting for derivative financial instruments	(3,764)		$(3,764)
Change in fair value of derivatives	(3,783)		(3,783)
Losses reclassified into earnings from other comprehensive income	1,015		1,015
Tax effect	2,318		2,318

Balance, December 31, 2001	(71,233)	(67,019)	(4,214)

Currency Translation Adjustment	37,224	37,224
Change in fair value of derivatives	(63,576)		(63,576)
Losses reclassified into earnings from other comprehensive income	25,831		25,831
Tax effect	15,031		15,031

Balance, December 31, 2002	$(56,723)	$(29,795)	$(26,928)

SEGMENT AND RELATED INFORMATION

        The Company designs and markets footwear and/or apparel products under various brand names. All products are generally manufactured using similar manufacturing processes. Additionally, these products share similar distribution methods and are marketed and sold to a similar type of customer. Operating results are assessed on an aggregate basis to make decisions about resources to be allocated among the brands.

        Consequently, as permitted by the provisions of Statement 131, "Disclosure About Segments of an Enterprise and Related Information," the Company has one reportable segment for financial statement purposes.

        Net sales by product type are summarized below and include all brands:

	2002	2001	2000
Net sales:
Footwear	$2,060,725	$2,081,393	$2,098,028
Apparel	1,067,147	911,485	767,212

	$3,127,872	$2,992,878	$2,865,240

-- 68

        Net sales to unaffiliated customers and long-lived assets by geographic area are summarized below:

	2002	2001	2000
Net sales:
United States	$1,807,657	$1,721,834	$1,599,406
United Kingdom	416,775	384,379	374,987
Europe	607,381	594,254	602,077
Other countries	296,059	292,411	288,770

	$3,127,872	$2,992,878	$2,865,240

Long-lived assets:
United States	$141,537	$152,383	$142,577
United Kingdom	17,273	16,550	18,269
Europe	32,089	32,807	35,890
Other countries	11,120	8,898	9,387

	$202,019	$210,638	$206,123

COMMITMENTS AND CONTINGENCIES

        The Company is involved in various legal proceedings generally incidental to its business. While it is not feasible to predict or determine the outcome of these proceedings, management does not believe that they should result in a materially adverse effect on the Company's financial position, results of operations or liquidity.

        At December 31, 2002, the Company had guaranteed rent payments of a non-US affiliate accounted for under the equity method in the amount of $3.0 million. The guaranty expires coterminous with the underlying rent agreement. The amount payable would be mitigated by rent, if any, received by the landlord during the period for which the rent demand was made.

BUSINESS ACQUISITIONS AND DIVESTITURES

        On March 9, 2001, the Company purchased selected assets of LogoAthletic ("Logo") for $14.2 million. Included in the assets purchased were inventory, equipment, facility leases and the rights to Logo's trademarks. Since the acquisition was not material to the Company's consolidated results, no pro forma information is provided.

        Effective January 1, 2001, the Company increased its ownership in one of its European subsidiaries and acquired majority ownership in one of its Latin American distributors. The impact of these events was not material to the consolidated financial statements. Also effective January 1, 2001, the Company sold its interest in its South African subsidiary to an independent distributor. The sale

69 --

price and historical operating results of the Company's South African subsidiary were not material to the consolidated financial results or consolidated financial position of the Company.

QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

        A summary of operating results and net income per share for the quarterly periods in the two years ended December 31, 2002, is set forth below.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	Amounts in thousands, except per share data
Year ended December 2002
Net sales	$735,986	$717,429	$911,615	$762,842
Gross profit	274,135	277,137	341,998	276,775
Income before cumulative effect of change in accounting principle	37,072	24,565	53,402	16,489
Net income	32,002	24,565	53,402	16,489
Basic earnings per share before cumulative effect of change in accounting principle	.63	.41	.90	.28
Basic earnings per share	.54	.41	.90	.28
Diluted earnings per share before cumulative effect of change in accounting principle	.58	.39	.81	.27
Diluted earnings per share	.51	.39	.81	.27
Year ended December 2001
Net sales	$769,928	$711,048	$847,264	$664,638
Gross profit	287,454	261,149	310,683	239,095
Net income	41,204	14,138	42,218	5,166
Basic earnings per share	.71	.24	.72	.09
Diluted earnings per share	.68	.24	.66	.09

        As a result of completing a goodwill impairment assessment required upon adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Intangible Assets," the Company recorded an $8,450 charge ($5,070, net of income taxes) for goodwill impairment related to two non-Reebok Brand operating units retroactive to the beginning of the fiscal year. This charge is presented as a cumulative effect of a change in accounting principle effective as of January 1, 2002.

        Net income for the second quarter of 2002 includes income of $6,682 ($4,610, net of taxes), or $.07 per diluted share, for the settlement of certain outstanding international customs related matters.

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

-- 70

REEBOK INTERNATIONAL LTD.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors and Stockholders
Reebok International Ltd.

        We have audited the accompanying consolidated balance sheets of Reebok International Ltd. as of December 31, 2002 and 2001, and the related consolidated statements of income, stockholder's equity and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Reebok International Ltd. and subsidiaries at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        As discussed in Note 4 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill and indefinite lived intangible assets in accordance with Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets".

Boston, Massachusetts
January 25, 2003

71 --

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

Internal Control System

        Reebok International Ltd. and its subsidiaries maintain a system of internal control over financial reporting, which is designed to provide reasonable assurance to the Company's management and Board of Directors as to the integrity and fair presentation of the financial statements. Management continually monitors the system of internal control for compliance, and actions are taken to correct deficiencies as they are identified. Even an effective internal control system, no matter how well designed, has inherent limitations—including the possibility of the circumvention or overriding of controls—and therefore can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, internal control system effectiveness may vary over time.

        The Company maintains an internal auditing program that monitors and assesses the effectiveness of the internal controls system and recommends possible improvements thereto. The Company's accompanying financial statements have been audited by Ernst & Young LLP, independent auditors, whose audit was made in accordance with auditing standards generally accepted in the United States and included a review of the system of internal accounting controls to the extent necessary to determine the audit procedures required to support their opinion on the consolidated financial statements. Management believes that, as of December 31, 2002, the Company's system of internal control is adequate to accomplish the objectives discussed herein.

Reebok International Ltd.,

/s/ PAUL FIREMAN Paul Fireman Chairman President and Chief Executive Officer	/s/ KENNETH WATCHMAKER Kenneth Watchmaker Executive Vice President and Chief Financial Officer and Treasurer

-- 72

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        There has been no change of accountants nor any disagreements with accountants on any matter of accounting principles or practices or financial disclosure required to be reported under this Item.

PART III

Item 10.  Directors and Executive Officers of the Registrant.

        The information required by this Item with respect to the Registrant's directors is incorporated herein by reference from the definitive Proxy Statement for the 2003 Annual Meeting of Shareholders to be held on May 6, 2003, which will be filed with the SEC on or before March 24, 2003 (the "2003 Proxy Statement"), under the headings "Information with Respect to Nominees for Director" and "Information with Respect to Directors not Standing for Election," "Transactions with Management and Affiliates" and "Section 16(a) Beneficial Ownership Reporting Compliance." Information called for by this Item with respect to the Registrant's executive officers is set forth under "Executive Officers of Registrant" in Item 1 of this report.

Item 11.  Executive Compensation.

        The information required by this Item is incorporated herein by reference from the 2003 Proxy Statement under the headings "Compensation of Directors," "Executive Compensation," "Supplemental Executive Retirement Plan," "Employee Agreements," "Report of Compensation Committee on Executive Compensation" and "Performance Graph."

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The information required by this Item is incorporated herein by reference from the 2003 Proxy Statement under the heading "Beneficial Ownership of Shares."

Item 13.  Certain Relationships and Related Transactions.

        The information required by this Item is incorporated herein by reference from the 2003 Proxy Statement under the heading "Transactions with Management and Affiliates."

Item 14.  Controls and Procedures.

(a)
Within the 90-day period prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures are effective

73 --

  in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's Exchange Act filings.

(b)
There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

-- 74

  (a)
  The following documents are filed as part of this report:

  1.    Financial Statements.

          The following consolidated financial statements and financial statement schedule of the Company are included in Item 8:

  2.    Financial Statement Schedules.

Form 10-K Page
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

Exhibit
3.1	Restated Articles of Organization of the Company, as amended (1)
3.2	By-laws, as amended (4)(5)(7)(16)
4.1	Indenture, dated as of September 15, 1988, as amended and restated by the First Supplemental Indenture, dated as of January 22, 1993, between the Company and Citibank N.A., as Trustee (3)(11)
4.2	Common Stock Rights Agreement dated as of June 14, 1990 between the Company and The First National Bank of Boston, as Rights Agent, as amended (6)(8)(9)(18)(20)(23)
4.3	Amendment No. 1 dated as of March 8, 1991 to Common Stock Rights Agreement dated as of June 14, 1990 between the Company and The First National Bank of Boston, as Rights Agent, as amended (8)

75 --

4.4	Amendment No. 2 dated as of December 6, 1991 to Common Stock Rights Agreement dated as of June 14, 1990 between the Company and The First National Bank of Boston, as Rights Agent, as amended (9)
4.5	Amendment No. 3 dated as of January 1, 1999 to Common Stock Rights Agreement dated as of June 14, 1990 between the Company and The First National Bank of Boston, as Rights Agent, as amended (18)
4.6	Amendment No. 4 dated as of May 26, 1999 to Common Stock Rights Agreement dated as of June 14, 1990 between the Company and American Stock Transfer and Trust Company, as Rights Agent, as amended (20)
4.7	Amendment No. 5 dated as of June 5, 2000 to Common Stock Rights Agreement dated as of June 14, 1990 between the Company and American Stock Transfer and Trust Company as Rights Agent (23)
4.8	Indenture, dated as of February 28, 2001, between the Company and State Street Bank and Trust Company as Trustee (28)
10.1	Distributorship Agreement between Reebok International Limited and the Company (2)
10.2	Trademark License Agreement between Reebok International Limited and the Company (2)
10.3	Purchase and Sale Agreement between the Company and Pentland Group plc dated March 8, 1991 (8)
10.4
Participation Agreement dated as of March 27, 1998 among the Company, as Lessee and as Guarantor, Credit Suisse Leasing 92A, L.P., as Lessor, the Lenders named therein, Credit Suisse First Boston, as Administrative Agent and Wachovia Bank, N.A. as Syndication Agent (17)
10.5
First Amendment dated as of September 30, 1998 to Participation Agreement dated as of March 27, 1998 among the Company, as Lessee and Guarantor, Credit Suisse Leasing 92A, L.P., as Lessor, the Lenders named therein, Credit Suisse First Boston, as Administrative Agent and Wachovia Bank, N.A. as Syndication Agent (18)
10.6	Lease dated as of March 27, 1998 between Credit Suisse Leasing 92A, L.P., as Lessor, and the Company, as Lessee (17)
10.7	Guaranty from the Company dated as of March 27, 1998 (17)
10.8	Reebok International Ltd. 1994 Equity Incentive Plan, as amended (14)(15)*
10.9	Amendment to Reebok International Ltd. 1994 Equity Incentive Plan dated April 19, 1999 (19)*
10.10	Reebok International Ltd. Equity and Deferred Compensation Plan for Directors, as amended (12)(16)*
10.11	Amendment to Reebok International Ltd. Equity and Deferred Compensation Plan for Directors dated as of April 19, 1999 (19)*
10.12	Reebok International Ltd. 1985 Stock Option Plan, as amended (10)*

-- 76

10.13	Reebok International Ltd. 1987 Stock Option Plan for Directors, as amended (11)*
10.14	Reebok International Ltd. Excess Benefits Plan (7)*
10.15	Reebok International Ltd. Supplemental Executive Retirement Plan (13)*
10.16	Amendment to Supplemental Executive Retirement Plan dated as of February 23, 1999 (19)*
10.17	Reebok International Ltd. Executive Performance Incentive Plan, as amended (13)(14)*
10.18	Split-Dollar Life Insurance Agreement with Paul B. Fireman (10)*
10.19	Letter Agreement with Paul R. Duncan dated December 29, 1997(16)*
10.20	Employment Agreement with Kenneth Watchmaker (11)*
10.21	Amended and Restated Change of Control Agreement with Kenneth Watchmaker (22)*
10.22	Supplemental Retirement Program for Kenneth Watchmaker (11)*
10.23	Amended and Restated Change of Control Agreement with James R. Jones, III (22)*
10.24	Change of Control Agreement with David A. Pace (22)*
10.25	Form of Non-Competition Agreements signed by Maritn Coles, James R. Jones, III, Jay Margolis, David A. Pace, Rick Paterno, Terry R. Pillow, and Kenneth Watchmaker (18)*
10.26	Agreement dated as of April 19, 1999 between the Company and Paul Fireman (21)*
10.27	Consent dated as of April 19, 1999 from Paul Fireman to the Company (21)*
10.28	Consent dated as of April 19, 1999 from Ken Watchmaker to the Company (21)*
10.29	Agreement dated as of May 2, 2000 between the Company and Paul Fireman (24)*
10.30	Stock Option Agreement dated as of May 9, 2000 between the Company and Paul Fireman (24)*
10.31	Promissory Note dated as of May 9, 2000 made in favor of Reebok International Ltd. by Paul Fireman (24)*
10.32	Stock Option Agreement dated as of May 24, 2000 between the Company and Paul Fireman (24)*
10.33	Promissory Note dated as of May 24, 2000 made in favor of Reebok International Ltd. by Paul Fireman (24)*
10.34	Employment Agreement dated December 27, 2000 between Jay Margolis and the Company (25)*
10.35	Restricted Stock Certificate granted to Terry Pillow as of January 24, 2000 (25)*
10.36	Promissory Note dated as of January 24, 2000 made in favor of Reebok International Ltd. by Terry Pillow (25)*
10.37	Restricted Stock Certificate granted to Ken Watchmaker as of January 24, 2000 (25)*

77 --

10.38	Promissory Note dated as of January 24, 2000 made in favor of Reebok International Ltd. by Ken Watchmaker (25)*
10.39	Restricted Stock Certificate granted to Paul Duncan as of February 1, 2000 (25)*
10.40	Promissory Note dated as of February 2, 2000 made in favor of Reebok International Ltd. by Paul Duncan (25)*
10.41
Common Stock Warrant 1, granted as of May 24, 2001 by the Company to National Football League Properties, Inc., to purchase 800,000 shares of the Company's Common Stock at the purchase price of $27.06 per share (26)
10.42
Common Stock Warrant 2, granted as of May 24, 2001 by the Company to National Football League Properties, Inc. to purchase 800,000 shares of the Company's Common Stock at the purchase price of $27.06 per share (26)
10.43	Employment Agreement dated December 5, 2001 between Jay Margolis and the Company (27)*
10.44
Credit Agreement dated as of June 3, 2002 among the Company, Reebok International Limited, Reebok Finance Limited, the Lenders named therein, Credit Suisse First Boston as Administrative Agent, Fleet National Bank as Syndication Agent, and ABN Amro Bank N.V., BNP Paribas, and Wachovia Bank, N.A. as Co-Documentation Agents (28)
10.45	Employment Agreement dated as of June 12, 2002 between the Company and Martin Coles (28)*
10.46	Relocation Agreement dated as of July 17, 2002 between the Company and Martin Coles (28)*
12.1	Statement Re Computation of Ratio of Earnings to Fixed Charges (29)
21.1	List of Subsidiaries of the Company (29)
23.1	Consent of Ernst & Young LLP (29)
99.1
Certification of Paul Fireman, Chairman and Chief Executive Officer, dated as of March 14, 2003 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (29)
99.2
Certification of Kenneth Watchmaker, Executive Vice President and Chief Financial Officer, dated as of March 14, 2003 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (29)

*
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

-- 78

(3)
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

(14)
Filed as an Exhibit to Reebok International Ltd. Form 10-K for the fiscal year ended December 31, 1996 and incorporated herein by reference.

(15)
Filed as an Exhibit to Reebok International Ltd. Form 10-Q for the quarter ended June 30, 1997 and incorporated by reference herein.

(16)
Filed as an Exhibit to Reebok International Ltd. Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference.

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

(20)
Filed as an Exhibit to Reebok International Ltd. Form 8-A/A filed on June 8, 1999 and incorporated by reference herein.

(21)
Filed as an Exhibit to Reebok International Ltd. Form 10-Q for the quarter ended June 30, 1999 and incorporated by reference herein.

79 --

(22)
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

(26)
Filed as an Exhibit to Reebok International Ltd. form 10-Q for the quarter ended June 30, 2001 and incorporated by reference herein.

(27)
Filed as an Exhibit to Reebok International Ltd. Form 10-K for the fiscal year ended December 31, 2001 and incorporated by reference herein.

(28)
Filed as an Exhibit to Reebok International Ltd. Form 10-Q for the quarter ended June 30, 2002 and incorporated by reference herein.

(29)
Filed herewith.

All documents previously filed with the Securities and Exchange Commission and incorporated herein by reference are available from the Securities and Exchange Commission under the Company's file number 1-9340.

  (b)
  Reports on Form 8-K.

    The Company did not file any reports on Form 8-K during the last quarter of 2002.

  (c)
  Exhibits.

    The response to this portion of Item 15 is submitted as a separate section of this report.

  (d)
  Financial Statement Schedules.

    The response to this portion of Item 15 is submitted as a separate section of this report.

        [The remainder of this page is intentionally left blank.]

-- 80

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REEBOK INTERNATIONAL LTD.
	By:	/s/ KENNETH WATCHMAKER Kenneth Watchmaker Executive Vice President and Chief Financial Officer
Dated: March 14, 2003

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ PAUL FIREMAN Paul Fireman	Director, Chairman of the Board and Chief Executive Officer
/s/ JAY MARGOLIS Jay Margolis	Director, President and Chief Operating Officer
/s/ KENNETH WATCHMAKER Kenneth Watchmaker	Executive Vice President and Chief Financial Officer (Chief Financial and Accounting Officer)
/s/ NORMAN AXELROD Norman Axelrod	Director
/s/ PAUL R. DUNCAN Paul R. Duncan	Director
/s/ RICHARD G. LESSER Richard G. Lesser	Director

81 --

/s/ GEOFFREY NUNES Geoffrey Nunes	Director
/s/ DEVAL PATRICK Deval Patrick	Director
/s/ DOROTHY E. PUHY Dorothy E. Puhy	Director
/s/ THOMAS M. RYAN Thomas M. Ryan	Director
/s/ BARRY E. TATELMAN Barry E. Tatelman	Director
Dated: March 14, 2003

-- 82

CERTIFICATIONS

I, Paul Fireman, certify that:

1.
I have reviewed this annual report on Form 10-K of Reebok International Ltd.;
2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a)
Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b)
Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c)
Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a)
All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b)
Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.
The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 14, 2003
/s/ PAUL FIREMAN Paul Fireman Chairman and Chief Executive Officer

83 --

CERTIFICATIONS

I, Kenneth Watchmaker, certify that:

1.
I have reviewed this annual report on Form 10-K of Reebok International Ltd.;
2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a)
Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b)
Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c)
Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a)
All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b)
Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.
The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 14, 2003
/s/ KENNETH WATCHMAKER Kenneth Watchmaker Executive Vice President and Chief Financial Officer

-- 84

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS.

REEBOK INTERNATIONAL LTD.

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions and Allowances(A)	Balance at End Period
	(Amounts in Thousands)
YEAR ENDED DECEMBER 31, 2002
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts.	$55,240	$12,849	$0	$7,183	$60,906
YEAR ENDED DECEMBER 31, 2001
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts.	$48,016	$16,990	$0	$9,766	$55,240
YEAR ENDED DECEMBER 31, 2000
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts.	$46,217	$16,060	$0	$14,261	$48,016

(A)
Uncollectible accounts written off, net of recovery

S-1