Form 10-Q
period 2003-03-31
REEBOK INTERNATIONAL LTD
filed 2003-05-13
CIK 770949

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-9340

REEBOK INTERNATIONAL LTD.

Incorporated pursuant to the Laws of The Commonwealth of Massachusetts

Internal Revenue Service— Employer Identification No. 04-2678061

1895 J.W. Foster Boulevard, Canton, Massachusetts, 02021

(781) 401-5000

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 under the Securities Exchange Act of 1934).  Yes ☒ No ☐

The total number of shares of the Registrant’s Common Stock, par value $.01 per share, outstanding on May 2, 2003 was 59,254,588.

REEBOK INTERNATIONAL LTD.

PART II  -  FINANCIAL INFORMATION

Item 1.  Financial Statements.

Reebok International Ltd.

Condensed Consolidated Balance Sheets

	March 31,		December 31,
Amounts in thousands, except per share data	2003	2002	2002
	(Unaudited)		(See Note 1)
Assets
Current assets:
Cash and cash equivalents	$460,314	$359,981	$642,367
Accounts receivable, net of allowance for doubtful accounts (March 2003, $60,706 March 2002, $55,671; December 2002, $60,906)	536,879	488,522	421,750
Inventory	417,477	349,571	399,664
Deferred income taxes	118,191	104,334	117,649
Prepaid expenses and other current assets	43,440	41,611	32,137
Total current assets	1,576,301	1,344,019	1,613,567

Property and equipment, net	134,754	132,483	134,767
Other non-current assets:
Goodwill, net	23,431	23,163	23,431
Intangibles, net of amortization	43,697	45,063	43,821
Deferred income taxes	18,222	13,575	19,391
Other	23,765	21,395	25,795
Total Assets	$1,820,170	$1,579,698	$1,860,772

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable to banks	$18,019	$14,638	$18,971
Current portion of long-term debt	131	98	125
Accounts payable	148,193	117,285	166,148
Accrued expenses	310,270	271,840	350,019
Income taxes payable	32,310	42,821	44,657
Total current liabilities	508,923	446,682	579,920

Long-term debt, net of current portion	353,204	350,016	353,329
Minority interest and other long-term liabilities	42,919	22,790	42,953
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $.01; authorized 250,000 shares; issued shares: March 2003, 99,771; March 2002, 98,464; December 2002, 99,235	998	985	992

Retained earnings	1,653,640	1,492,178	1,602,453
Less shares in treasury at cost: March 2003, 40,072 March 2002, 39,011; December 2002, 39,011	(692,699)	(660,422)	(660,422)
Unearned compensation	(1,498)	(2,494)	(1,730)
Accumulated other comprehensive loss	(45,317)	(70,037)	(56,723)
Total Stockholders’ Equity	915,124	760,210	884,570

Total Liabilities and Stockholders’ Equity	$1,820,170	$1,579,698	$1,860,772

The accompanying notes are an integral part of the condensed consolidated financial statements.

Reebok International Ltd.

Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended March 31,
Amounts in thousands, except per share data	2003	2002

Net sales	$798,280	$735,986

Costs and expenses:

Cost of sales	499,789	461,849
Selling, general and administrative expenses	230,868	213,638
Interest expense, net	4,584	3,365
Other expense, net	1,678	1,243
	736,919	680,095

Income before income taxes, minority interest and cumulative effect of change in accounting principle	61,361	55,891
Income taxes	18,654	17,326

Income before minority interest and cumulative effect of change in accounting principle	42,707	38,565
Minority interest	1,872	1,493

Income before cumulative effect of change in accounting principle	40,835	37,072
Cumulative effect of change in accounting principle (net of taxes), Note 1		5,070

Net income	$40,835	$32,002

Basic earnings per share:

Before cumulative effect of change in accounting principle	$.68	$.63
Cumulative effect of change in accounting principle		(.09)
	$.68	$.54
Diluted earnings per share:

Before cumulative effect of change in accounting principle	$.63	$.58
Cumulative effect of change in accounting principle		(.07)
	$.63	$.51

The accompanying notes are an integral part of the condensed consolidated financial statements.

Reebok International Ltd.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
Amounts in thousands	2003	2002

Cash flows from operating activities:
Net income	$40,835	$32,002
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization	8,119	8,131
Minority interest	1,872	1,493
Deferred income taxes	627	2,464
Cumulative effect of change in accounting principle		5,070
Changes in operating assets and liabilities:
Accounts receivable	(112,547)	(105,320)
Inventory	(16,886)	11,166
Prepaid expenses and other	(8,033)	(10,701)
Accounts payable and accrued expenses	(48,078)	(2,068)
Dividends to minority shareholders	(1,625)	(2,543)
Income taxes payable	(15,541)	7,530
Total adjustments	(192,092)	(84,778)
Net cash used for operating activities:	(151,257)	(52,776)

Cash flows used for investing activities:
Payments to acquire property and equipment	(7,540)	(6,174)

Net cash used for investing activities	(7,540)	(6,174)

Cash flows (used for) provided by financing activities:
Net borrowings of notes payable to banks	(925)	2,880
Re-payments of long-term debt	(170)	(1,169)
Proceeds from issuance of common stock to employees	13,070	4,875
Repurchase of common stock	(32,277)
Net cash (used for) provided by financing activities	(20,302)	6,586

Effect of exchange rate changes on cash and cash equivalents	(2,954)	(936)

Net decrease in cash and cash equivalents	(182,053)	(53,300)
Cash and cash equivalents at beginning of period	642,367	413,281
Cash and cash equivalents at end of period	$460,314	$359,981

Supplemental disclosures of cash flow information:
Interest paid	$10,965	$9,793
Income taxes paid	19,838	7,668

The accompanying notes are an integral part of the condensed consolidated financial statements.

Reebok International Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands, except per share data)

1

SUMMARY OF
SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and reflect all adjustments (consisting of normal recurring accruals, and the cumulative effect of a change in accounting principle as of January 1, 2002) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods.  The interim financial information and notes thereto should be read in conjunction with the Company’s latest annual report on Form 10-K.  The results of operations for the three months ended March 31, 2003 are not necessarily indicative of results to be expected for the entire year.

The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Recently Issued Accounting Standards

On December 31, 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”), which amends the disclosure provisions of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and APB opinion No. 28, “Interim Financial Reporting” (“APB 28”).  SFAS 148 requires expanded disclosures within the Company’s Summary of Significant Accounting Policies and within the Company’s condensed consolidated interim financial information filed on Form 10-Q.  SFAS 148’s annual disclosure requirements became effective for the fiscal year ended December 31, 2002.  SFAS 148’s amendment of the disclosure requirements of APB 28 is effective for financial reports containing condensed consolidated financial statements for interim periods beginning after December 15, 2002.  (See note 6.)

In January 2003 the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”).  FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.

The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and to existing variable interest entities in the interim period beginning after June 15, 2003.  The Company does not expect that the adoption of the Statement will have a significant impact on its financial position or results of operations.

Reclassification

Certain amounts in prior periods have been reclassified to conform to the 2003 presentation.  These reclassifications had no impact on previously reported results of operations or stockholders’ equity.

2

SPECIAL CHARGES

Details of the special charge activity during the three months ended March 31, 2003 are as follows:

	Total	Employee Severance and Other	Marketing Contracts
Balance, December 31, 2002	$12,863	$3,863	$9,000
2003 Utilization	(400)	(0)	(400)
Balance, March 31, 2003	$12,463	$3,863	$8,600

The remaining accrual, which reflects a portion of the total costs to be incurred related to the Company’s European reorganization, is comprised primarily of severance, lease termination costs and contractual marketing obligations and will be utilized over the next few years as planned consolidations occur and contractual obligations come due.

The short-term portion of the accrual, or $5,063, is included in accrued expenses with the balance of $7,400 included in other long-term liabilities.

3

EARNINGS PER SHARE

Basic earnings per share excludes dilution and is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted earnings per share reflects the potential dilution that could occur if options to acquire common stock were exercised and assumes the conversion of the convertible debentures into common stock when dilutive.

The following table sets forth the computation of basic and diluted earnings per share (amounts in thousands, except per share data):

	Three Months Ended March 31
	2003	2002
Numerator for basic earnings per share:
Income before cumulative effect of change in accounting principle	$40,835	$37,072
Cumulative effect of change in accounting principle		(5,070)
Net income	$40,835	$32,002

Numerator for diluted earnings per share:
Income before cumulative effect of change in accounting principle	$40,835	37,072
Interest on 4.25% convertible debentures, net of income taxes	1,849	1,833
	42,684	38,905
Cumulative effect of change in accounting principle		(5,070)
Net income	$42,684	$33,835

Denominator for basic earnings per share:
Weighted average shares	59,880	58,979

Denominator for diluted earnings per share:
Weighted average shares	59,880	58,979
Effect of dilutive securities:
Dilutive employee stock options and warrants	1,705	2,044
Assumed conversion of 4.25% convertible debentures	6,483	6,483
	68,068	67,506
Basic earnings per share:
Before cumulative effect of change in accounting principle	$.68	$.63
Cumulative effect of change in accounting principle		(.09)
	$.68	$.54
Diluted earnings per share:
Before cumulative effect of change in accounting principle	$.63	$.58
Cumulative effect of change in accounting principle		(.07)
	$.63	$.51

4

COMPREHENSIVE INCOME

The following table sets forth the computation of comprehensive income:

	Three Months Ended March 31,
	2003	2002
Net income	$40,835	$32,002
Changes in foreign currency translation adjustments	2,516	(3,181)
Net change due to hedging instruments in accordance with FAS 133	8,890	4,377
Comprehensive income	$52,241	$33,198

5

COMMITMENTS AND CONTINGENCIES

The Company is involved in various legal proceedings generally incidental to its business.  While it is not feasible to predict or determine the outcome of these proceedings, management does not believe that they should result in a materially adverse effect on the Company’s financial position, results of operations or liquidity.

6

STOCK-BASED COMPENSATION

At March 31, 2003 the Company had stock-based employee compensation plans.  The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations.  No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

Pro forma information regarding net income and earnings per share is required by SFAS 123 and 148, which requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement.  The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the three months ended March 31, 2003 and March 31, 2002: risk-free interest rates ranging from 1.5% to 7.7%; dividend yields of 0.0%; volatility factors of the expected market price of the Company’s common stock of .52 in 2003 and .56 in 2002; and a weighted-average expected life of the options of 3.5 years.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period.  The Company’s pro forma information follows (in thousands, except for earnings per share information):

	Three Months Ended March 31,
	2003	2002
Net income before cumulative effect of accounting change	$40,835	$37,072
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	2,317	1,697
Pro forma net income before cumulative effect of accounting change	$38,518	$35,375

Basic earnings per share before cumulative effect of accounting change:
As reported	$.68	$.63
Pro forma	$.66	$.62
Diluted earnings per share before cumulative effect of accounting change:
As reported	$.63	$.58
Pro forma	$.61	$.56

	2003	2002
Net income as reported	$40,835	$32,002
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	2,317	1,697
Pro forma net income	$38,518	$30,305

Basic earnings per share:
As reported	$.68	$.54
Pro forma	$.66	$.53
Diluted earnings per share:
As reported	$.63	$.51
Pro forma	$.61	$.49

Net income, as reported, included $242 and $232 of stock based compensation expense for the three months ended March 31, 2003 and 2002, respectively.

ACQUISITION OF COMMON STOCK

Under various share repurchase programs, the Board of Directors has authorized the repurchase of Reebok common stock in the open market or privately negotiated transactions.  During the three months ended March 31, 2003, the Company acquired 1,061 shares of treasury stock for approximately $32,277.  As of March 31, 2003, the Company had approximately $87,271 available for future repurchases of its common stock under these Board authorized programs.

Item 2.  Management’s Discussion and Analysis of Results of Operations and Financial Condition.

SPECIAL NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements about the Company’s sales, revenues, earnings, spending, margins, cash flow, future orders, inventory, products, actions, plans, strategies, objectives and guidance with respect to the Company’s future operating results.  Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” “project,” “will be,” “will continue,” “will result,” “could,” “may,” “might,” or any variations of such words or other words with similar meanings.  Any such statements are subject to risks and uncertainties that could cause the Company’s actual results to differ materially from the results discussed in such forward-looking statements.  Prospective information is based on management’s then current expectations or forecasts.  Such information is subject to the risk that such expectations or forecasts, or the assumptions underlying such expectations or forecasts, may change.  The Company assumes no obligation to update any such forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

Risks and uncertainties that could affect the Company’s actual results and could cause such results to differ materially from those contained in forward-looking statements made by or on behalf of the Company include, but are not limited to, the following: economic conditions in our major markets; the threat of terrorism and war and related political instability and economic uncertainty; competition; shifts in consumer preferences; the ability to accurately forecast consumer demand, sales and market conditions; the ability to sustain current pricing levels for the Company’s products; the potential that the backlog report may not be indicative of future sales; the continued popularity of the sports leagues and other brands we license and the ability to maintain advantageous licenses; the effect of the Company’s investment in advertising, marketing, athlete endorsements, and athletic sponsorships; risks associated with the Company’s international sales and manufacturing operations, including without limitation import regulations, political instability or general economic factors in the international regions where the Company conducts its business; the size and growth of the athletic footwear, apparel and equipment markets; interruption or unavailability of sources of supply, including without limitation disruption caused by labor slowdowns or work stoppages; the potential for disruption to the Company’s business as a result of severe acute respiratory syndrome (SARS); increased costs of freight, transportation and storage to meet delivery deadlines; increases in leather and other raw material prices; reliance on independent manufacturers; popularity of particular designs, categories of products, and sports; seasonal and geographic demand for the Company’s products; demographic changes; the Company’s ability to manage and forecast its growth and inventories; the ability to make timely payments on indebtedness; the ability to protect the Company’s intellectual property rights; new product development and introduction; customer service; adverse publicity; the loss of significant customers or suppliers; the ability to realize the full value of the Company’s deferred tax assets; the ability to achieve the intended benefits from the restructuring of the Company’s global operations, including operating and logistical efficiencies in the areas of distribution and information systems; the effect a strong United States dollar may have on the Company’s results of operations from its international business; changes in government regulations; liability and other claims that may be asserted against the Company; the Company’s ability to attract and retain qualified personnel; and other factors mentioned or incorporated by reference in this report or other reports.  This list of risk factors is not exhaustive.  Other risks and uncertainties are discussed elsewhere in this report and in further detail under the caption entitled “Issues and Uncertainties” included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, which has been filed with the Securities and Exchange Commission.  In addition, the Company operates in a highly competitive and rapidly changing environment.  Therefore, new risk factors can arise, and it is not possible for management to predict all such risk factors, nor to assess the impact of all such risk factors on the Company’s business or the extent to which any individual risk factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement.  With respect to any statements concerning future orders, the Company’s backlog position is not necessarily indicative of future sales because the ratio of future orders to “at once” shipments as well as sales by Company-owned retail outlet stores may vary from year to year.  In addition, currencies may fluctuate, many customer orders are cancelable and many markets are not included in open orders since sales are made by independent distributors.  Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

CRITICAL ACCOUNTING POLICIES

The Company’s significant accounting policies are described in Note 1 to the consolidated financial statements included in Item 8 in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.  The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, the Company evaluates its estimates, including those related to sales returns and allowances, the realizability of outstanding accounts receivable, the carrying value of inventories, hedging policies, and the provision for income taxes.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  In the past, actual results have not been materially different from the Company’s estimates.  However, results may differ from these estimates under different assumptions or conditions.

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

Accounts Receivable

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.  The Company estimates potential losses based on the Company’s historical rate of credit losses, its knowledge of the financial condition of certain customers and an assessment of the overall conditions at retail.  Historically, losses have been within the Company’s expectations.  If the financial condition of the Company’s customers was to change, adjustments may be required to these estimates.  Furthermore, the Company provides for estimated losses resulting from differences which arise from the gross carrying value of its receivables and the amounts that customers estimate are owed to the Company.  The settlement or resolution of these differences could result in future changes to these estimates.  If the Company determined that increases or decreases to the allowance for doubtful accounts was appropriate, the Company would record a charge or credit to selling, general and administrative expense in the period in which the Company made such a determination.

Inventory Valuation

The Company values its inventory at the lower of cost (first-in, first-out method) or market.  Market value is estimated based upon assumptions made about future demand and retail market conditions.  If the Company determines that the estimated market value of its inventory is less than the carrying value of such inventory, the Company provides a reserve for such difference as a charge to cost of sales.  If actual market conditions are more or less favorable than those projected by the Company, further adjustments may be required that would decrease or increase the Company’s cost of sales and net income in the period in which they were recorded.

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

OPERATING RESULTS

First Quarter 2003 Compared to First Quarter 2002

Net sales for the quarter ended March 31, 2003, were $798.3 million, an 8.5% increase from 2002’s first quarter net sales of $736.0 million.  On a constant dollar basis, which eliminates the effect of currency exchange fluctuations, net sales for the quarter ended March 31, 2003, increased $18.5 million or 2.4%.  Worldwide sales of the Reebok Brand were $667.6 million in the first quarter of 2003, an increase of 9.2% from $611.5 million in the first quarter of 2002.  On a constant dollar basis, worldwide sales of the Reebok Brand increased $14.7 million or 2.3%.

U.S. footwear sales of the Reebok Brand increased 3.9% to $256.7 million in the first quarter of 2003 from $247.0 million in the first quarter of 2002.  Despite the difficult U.S. retail climate, sales of U.S. footwear to the athletic specialty and sporting goods channels of distribution increased by 21.0% during the quarter, while sales to the volume channel of distribution, which consists primarily of moderate department stores and volume shoe stores, declined 8.2%.  During the first quarter of 2003, U.S. footwear sales in the basketball category increased by 20%, driven by strong sales of Iverson and Above the Rim products.  The Company believes that its Rbk products and related marketing are reaching its target consumer in an effective way.  The Company is expanding its Rbk product offerings to include additional product categories and points of distribution in which these products are sold.  The Company is beginning to execute its previously announced strategy to focus additional efforts on its performance products that leverage its on-field authenticity and provide athletes with authentic technologies that enhance their performance.  During 2003, the Company plans to introduce two new versions of its DMX technology into its performance products.  DMX Shearstrip is scheduled to debut in the Company’s Premier Series running products during the third quarter of 2003 and DMX Reflex is scheduled to debut in both running and basketball during the second half of 2003.  During the first quarter the Company launched its new Premier Series running shoes.  Based on the initial launch, the Company believes that these products are selling through well at key specialty running shops.  In addition, sales of men’s training products increased over 100% in the first quarter of 2003 supported by the Company’s recent relationships with the NBA and NFL.  In addition, sales of Classic products increased 24% in the quarter, reflecting the strong current trend for retro styled products.

U.S. apparel sales of the Reebok Brand increased in the first quarter of 2003 by 24.3% to $89.5 million from $72.0 million in the first quarter of 2002.  Although sales of Reebok branded apparel increased slightly, the increase in apparel sales came primarily from the Company’s sports licensed apparel business.  The Company’s sports licensed apparel business continues to perform well and the Company believes these products are experiencing strong sell throughs at major specialty and sporting goods accounts.

International sales of the Reebok Brand (including footwear and apparel) were $321.4 million in the first quarter of 2003, an increase of 9.9% from sales of $292.5 million in the first quarter of 2002.  Currency has favorably impacted these comparisons.  On a constant dollar basis, international sales of the Reebok Brand decreased $12.5 million or

3.7%.  In Europe, several recent mergers of European retailers have resulted in such retailers’ consolidating inventories and merchandising strategies, thereby reducing the amount of fulfillment of inventories during the consolidation period.  This impacted the Company’s first quarter sales in 2003.  For the quarter, in constant dollars, international sales increased in basketball by 85%, and in men’s training by 29%.  These increases were offset by decreases in the kids’ and women’s fitness categories.  In constant dollars, sales increased in many European countries including Belgium, Greece, Holland, Poland, Russia, Scandinavia and Spain.  The largest international sales increase in the quarter was generated by certain large Pan European accounts where the Company believes it is making progress in presenting the Reebok Brand in a consistent manner across Europe.  In the 2003 first quarter, sales declined in Germany and Italy where, as the Company previously noted, it has elected to exit certain retail channels of distribution.  In the U.K., sales declined due in part to a change in many retailers’ buying patterns and to the consolidation of certain retailers.  Generally weak economic conditions in the U.K. also contributed to the sales decline.  The Company’s near term outlook for the U.K., however, is positive.  Backlog of open customer orders in the U.K. is positive for the next six months and the Company is planning on sales increases in this region for the balance of the year.

Rockport’s first quarter 2003 sales were $89.5 million, an increase of 2.4% from sales of $87.4 million in the first quarter of 2002.  Domestic sales for the Rockport Brand, in the first quarter of 2003, increased 3.7% despite the difficult conditions at retail for its two most prominent channels of distribution, department stores and independent shoe stores. In the quarter, sales of Rockport’s women’s product increased, which the Company believes is a result of Rockport’s strategy to focus renewed attention on its women’s product line.  The Company believes Rockport’s women’s product line represents a long-term growth prospect for the Rockport brand.  In addition, sales of Rockport’s men’s product increased in the quarter, which the Company believes is attributable to Rockport’s product segmentation strategy that enables Rockport to reach a broader base of consumers in multiple channels of distribution.  International revenues accounted for approximately 31% of Rockport’s sales in both the first quarter of 2003 and the first quarter of 2002.

Sales of the Company’s other brands, Ralph Lauren Footwear and The Greg Norman Collection, were $41.2 million in the first quarter of 2003, an increase of 11.1% from sales of $37.1 million in the first quarter of 2002.

During the first quarter of 2003, the Company’s overall gross margin was 37.4% of sales, which is an improvement of 20 basis points when compared with the Company’s gross margin of 37.2% in the first quarter of 2002.

Selling, general and administrative expenses for the first quarter of 2003 were $230.9 million, or 28.9% of sales, an increase of $17.3 million when compared with last year’s first quarter selling, general and administrative expenses of $213.6 million, or 29.0% of sales.  During the first quarter of 2003, the Company increased its advertising expenditures by approximately 25.0% as compared to the first quarter of 2002.  The Company expects to increase its advertising expenditures throughout 2003 in an effort to generate increased consumer demand for its products.

Included in other expense, net, are the amortization of finite-lived intangibles, certain currency losses and other non-operating expenses.  Net interest expense was $4.6 million for the first quarter of 2003 as compared to $3.4 million for the first quarter of 2002.  The increase was primarily due to the lower rates of return the Company is realizing on invested cash and increased bank borrowings in certain foreign locations.

The Company’s effective income tax rate was 30.4% in the first quarter of 2003 as compared to 31.0% for the first quarter of 2002.  This 60 basis point reduction was due to the geographic mix of the Company’s earnings.  Based on current estimates, the Company expects that the full year 2003 effective income tax rate will approximate 30.4%.  However, the tax rate could fluctuate depending on the level and geographic mix of the Company’s earnings, and if there are changes in the effective statutory rates.

Reebok Brand Backlog of Open Orders

Worldwide backlog of open customer orders scheduled for delivery during the period April 1, 2003 through September 30, 2003 for the Reebok Brand increased 15.5% as compared to the same period last year, including the open orders for the Company’s sports licensed apparel business.  On a constant dollar basis, the comparable backlog of open orders increased 9.2%.

On a category basis, U.S. footwear backlog for performance products reflected increases in running and men’s training.  In addition, the Classic and children’s categories reflect backlog increases at March 31, 2003.  However, the walking category in the U.S. is reporting declines in both backlog and first quarter sales as the Company found it necessary to introduce a newer version of DMX technology in order to effectively compete in the middle market.  This new technology is called DMX-Max, and will not be available until the fourth quarter of 2003.

Comparisons regarding orders scheduled for delivery for the period April 1, 2003 through September 30, 2003 are as follows for the Reebok Brand:

	Percentage Change 2003/2002
	Reported Dollars		Constant Dollars
U.S.A.:
Footwear	+	7.4%	+	7.4%
Apparel	+	21.0%	+	21.0%
Total Domestic	+	11.3%	+	11.3%

International:
Footwear	+	21.7%	+	6.4%
Apparel	+	22.6%	+	6.2%
Total International	+	22.1%	+	6.3%

Total Reebok Brand:
Footwear	+	12.0%	+	7.0%
Apparel	+	21.8%	+	13.0%
Total Reebok Brand	+	15.5%	+	9.2%

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

Liquidity and Sources of Capital

At March 31, 2003, the Company’s working capital was $1.067 billion as compared with $1.034 at December 31, 2002, and $897.3 million at March 31, 2002.  The current ratio at March 31, 2003 was 3.1 to 1, as compared to 2.8 to 1 at December 31, 2002, and 3.0 to 1 at March 31, 2002.

Accounts receivable at March 31, 2003 increased by $48.4 million from March 31,2002, an increase of 9.9% as a result of increased sales in the first quarter of 2003 as compared to 2002; however, days sales outstanding in accounts receivable decreased by 5 days over the same period in 2002.  Inventory at March 31, 2003 increased by $67.9 million, or 19.4%, from March 31, 2002.  Substantially all of the increase is attributable to the Company’s sports licensing business and the effects of currency.  The increased inventory on hand for the sports licensing business is intended to support future planned growth of that business.  Cash used for operations during the first three months of 2003 was $151.3 million, as compared to cash used for operations of $52.8 million during the first three months of 2002.  Capital expenditures for the three months ended March 31, 2003 were $7.5 million as compared to $6.2 million during the first quarter of 2002.  Capital expenditures for 2003 are expected to be in the range of $65.0 to $75.0 million in order to support the Company’s European regionalization, the accelerated rollout of SAP, the enhancement of its sports licensing production capability, and retail outlet expansion internationally.  Also, during the three months ended March 31, 2003, the Company acquired 1.06 million shares of treasury stock for approximately $32.3 million.  The acquisition of the shares was in accordance with the Company’s previously announced intention to utilize share buybacks to partially offset the dilutive effect of outstanding stock options.

The Company believes that cash generated from operations, together with the Company’s existing credit lines and other financial resources, will adequately finance the Company’s planned 2003 cash requirements.  However, the Company’s actual experience may differ from the expectations set forth in the preceding sentence.  Factors that might lead to a difference include, but are not limited to, the matters discussed in the Company’s Annual Report on Form 10-K under the heading “Issues and Uncertainties,” as well as future events that might have the effect of reducing the Company’s available cash balances (such as unexpected operating losses or increased capital or other expenditures, as well as increases in the Company’s inventory or accounts receivable), or future events that might reduce or eliminate the availability of external financial resources.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Our market risks, and the ways we manage them, are summarized in management’s discussion and analysis of financial condition and results of operations as of December 31, 2002, included in the Company’s Form 10-K for the year ended December 31, 2002.  There have been no material changes in the first three months of 2003 to such risks or our management of such risks.

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

Item 1:  Legal Proceedings..

None.

Item 2:  Changes in Securities and Use of Proceeds..

None.

Item 3:  Defaults upon Senior Securities..

None.

Item 4:  Submission of Matters to a Vote of Security Holders..

None.

Item 5:  Other Information..

None.

Item 6:  Exhibits and Reports on Form 8-K.

Exhibits

99.1

Certification of Paul Fireman, Chairman and Chief Executive Officer, dated as of May 13, 2003, and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2

Certification of Kenneth Watchmaker, Executive Vice President and Chief Financial Officer, dated as of May 13, 2003, and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Current Reports on Form 8-K

None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 13, 2003

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

Date: May 13, 2003

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

Date: May 13, 2003

/s/ KENNETH WATCHMAKER
Kenneth Watchmaker
Executive Vice President and Chief Financial Officer