Form 10-Q
period 2003-06-30
REEBOK INTERNATIONAL LTD
filed 2003-08-13
CIK 770949

Use these links to rapidly review the document
INDEX

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2003
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-9340

REEBOK INTERNATIONAL LTD.
Incorporated pursuant to the Laws of The Commonwealth of Massachusetts

Internal Revenue Service—Employer Identification No. 04-2678061

1895 J.W. Foster Boulevard, Canton, Massachusetts 02021
(781) 401-5000

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 under the Securities Exchange Act of 1934). Yes ☒    No ☐

        The total number of shares of the Registrant's Common Stock, par value $.01 per share, outstanding on August 7, 2003 was 59,071,146.

REEBOK INTERNATIONAL LTD.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Reebok International Ltd.

Condensed Consolidated Balance Sheets

	June 30,		December 31,
	2003	2002	2002
	(Unaudited)		(See Note 1)
	Amounts in thousands, except per share data
Assets
Current assets:
Cash and cash equivalents	$459,985	$419,390	$642,367
Accounts receivable, net of allowance for doubtful accounts (June 2003, $66,406 June 2002, $56,944; December 2002, $60,906)	540,669	503,702	421,750
Inventory	476,248	407,612	399,664
Deferred income taxes	116,950	105,027	117,649
Prepaid expenses and other current assets	54,698	40,262	32,137

Total current assets	1,648,550	1,475,993	1,613,567

Property and equipment, net	141,901	133,112	134,767
Other non-current assets:
Goodwill, net	23,431	23,417	23,431
Intangibles, net of amortization	43,770	45,111	43,821
Deferred income taxes	17,889	9,987	19,391
Other	23,801	25,952	25,795

Total Assets	$1,899,342	$1,713,572	$1,860,772

Liabilities and Stockholders' Equity
Current liabilities:
Notes payable to banks	$18,233	$10,696	$18,971
Current portion of long-term debt	142	114	125
Accounts payable	156,403	158,185	166,148
Accrued expenses	364,332	337,244	350,019
Income taxes payable	32,072	39,018	44,657

Total current liabilities	571,182	545,257	579,920

Long-term debt, net of current portion	353,209	351,908	353,329
Minority interest and other long-term liabilities	47,255	28,067	42,953
Commitments and contingencies
Stockholders' equity:
Common stock, par value $.01; authorized 250,000 shares; issued shares: June 2003, 99,941; June 2002, 98,706; December 2002, 99,235	999	987	992
Retained earnings	1,685,923	1,523,433	1,602,453
Less shares in treasury at cost: June 2003, 40,754 June 2002, 39,011; December 2002, 39,011	(714,127)	(660,422)	(660,422)
Unearned compensation	(1,265)	(2,203)	(1,730)
Accumulated other comprehensive loss	(43,834)	(73,455)	(56,723)

Total Stockholders' Equity	927,696	788,340	884,570

Total Liabilities and Stockholders' Equity	$1,899,342	$1,713,572	$1,860,772

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Reebok International Ltd.

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	Amounts in thousands, except per share data
Net sales	$802,576	$717,429	$1,600,856	$1,453,415
Costs and expenses:
Cost of sales	501,963	435,641	996,361	895,529
Selling, general and administrative expenses	260,419	241,058	496,679	456,659
Interest expense, net	3,973	4,550	8,557	7,915
Other (income) expense, net	(1,150)	565	525	1,806

	765,205	681,814	1,502,122	1,361,909

Income before income taxes, minority interest and cumulative effect of change in accounting principle	37,371	35,615	98,734	91,506
Income taxes	11,360	11,041	30,015	28,368

Income before minority interest and cumulative effect of change in accounting principle	26,011	24,574	68,719	63,138
Minority interest	406	9	2,278	1,502

Income before cumulative effect of change in accounting principle	25,605	24,565	66,441	61,636
Cumulative effect of change in accounting principle (net of taxes), Note 1				(5,070)

Net income	$25,605	$24,565	$66,441	$56,566

Basic earnings per share:
Before cumulative effect of change in accounting principle	$.43	$.41	$1.12	$1.04
Cumulative effect of change in accounting principle				(.09)

	$.43	$.41	$1.12	$.95

Diluted earnings per share:
Before cumulative effect of change in accounting principle	$.41	$.39	$1.04	$.96
Cumulative effect of change in accounting principle				(.07)

	$.41	$.39	$1.04	$.89

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Reebok International Ltd.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2003	2002
	Amounts in thousands
Cash flows from operating activities:
Net income	$66,441	$56,566
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization	16,741	16,073
Minority interest	2,278	1,502
Deferred income taxes	2,200	5,359
Cumulative effect of change in accounting principle		5,070
Changes in operating assets and liabilities:
Accounts receivable	(106,809)	(121,060)
Inventory	(64,417)	(29,525)
Prepaid expenses and other	(18,540)	(18,542)
Accounts payable and accrued expenses	(3,700)	64,960
Dividends to minority shareholders	(1,566)	(2,543)
Income taxes payable	(7,808)	7,053

Total adjustments	(181,621)	(71,653)

Net cash used for operating activities:	(115,180)	(15,087)

Cash flows used for investing activities:
Payments to acquire property and equipment	(21,009)	(12,060)

Net cash used for investing activities	(21,009)	(12,060)

Cash flows (used for) provided by financing activities:
Net borrowings of notes payable to banks	(1,596)	(414)
Re-payments of long-term debt	(287)	490
Proceeds from issuance of common stock to employees	11,227	8,852
Repurchase of common stock	(53,705)

Net cash (used for) provided by financing activities	(44,361)	8,928

Effect of exchange rate changes on cash and cash equivalents	(1,832)	24,328

Net (decrease) increase in cash and cash equivalents	(182,382)	6,109
Cash and cash equivalents at beginning of period	642,367	413,281

Cash and cash equivalents at end of period	$459,985	$419,390

Supplemental disclosures of cash flow information:
Interest paid	$13,358	$11,778
Income taxes paid	28,710	17,381

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Reebok International Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except per share data)

1
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and reflect all adjustments (consisting of normal recurring accruals, and the cumulative effect of a change in accounting principle as of January 1, 2002) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods. The interim financial information and notes thereto should be read in conjunction with the Company's latest annual report on Form 10-K. The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of results to be expected for the entire year.

        The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

Recently Issued Accounting Standards

        On December 31, 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure" ("SFAS 148"), which amends the disclosure provisions of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and APB opinion No. 28, "Interim Financial Reporting" ("APB 28"). SFAS 148 requires expanded disclosures within the Company's Summary of Significant Accounting Policies and within the Company's condensed consolidated interim financial information filed on Form 10-Q. SFAS 148's annual disclosure requirements became effective for the fiscal year ended December 31, 2002. SFAS 148's amendment of the disclosure requirements of APB 28 is effective for financial reports containing condensed consolidated financial statements for interim periods beginning after December 15, 2002. (See Note 6.)

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

        The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and to existing variable interest entities in the interim period beginning after June 15, 2003. The Company is in the process of evaluating the effect of FIN 46 and will complete this process during the third quarter. The Company does not expect that the adoption of the Statement will have a significant impact on its financial position or results of operations.

Reclassification

        Certain amounts in prior periods have been reclassified to conform to the 2003 presentation. These reclassifications had no impact on previously reported results of operations or stockholders' equity.

2
SPECIAL CHARGES

        Details of the special charge activity during the six months ended June 30, 2003 are as follows:

	Total	Employee Severance and Other	Marketing Contracts
Balance, December 31, 2002	$12,863	$3,863	$9,000
2003 Utilization	(800)	(0)	(800)

Balance, June 30, 2003	$12,063	$3,863	$8,200

        The remaining accrual, which reflects a portion of the total costs to be incurred related to the Company's European reorganization, is comprised primarily of severance, lease termination costs and contractual marketing obligations and will be utilized over the next few years as planned consolidations occur and contractual obligations come due.

        The short-term portion of the accrual, or $5,463, is included in accrued expenses with the balance of $6,600 included in other long-term liabilities.

3
EARNINGS PER SHARE

        Basic earnings per share excludes dilution and is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if options and warrants to acquire common stock were exercised and assumes the conversion of the convertible debentures into common stock when dilutive.

        The following table sets forth the computation of basic and diluted earnings per share (amounts in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Numerator for basic earnings per share:
Income before cumulative effect of change in accounting principle	$25,605	$24,565	$66,441	$61,636
Cumulative effect of change in accounting principle				(5,070)

Net income	$25,605	$24,565	$66,441	$56,566

Numerator for diluted earnings per share:
Income before cumulative effect of change in accounting principle	$25,605	24,565	66,441	61,636
Interest on 4.25% convertible debentures, net of income taxes	1,849	1,833	3,698	3,666

	27,454	26,398	70,139	65,302
Cumulative effect of change in accounting principle				(5,070)

Net income	$27,454	$26,398	$70,139	$60,232

Denominator for basic earnings per share:
Weighted average shares	59,097	59,344	59,486	59,190

Denominator for diluted earnings per share:
Weighted average shares	59,097	59,344	59,486	59,190
Effect of dilutive securities:
Dilutive employee stock options and warrants	1,862	2,003	1,783	2,071
Assumed conversion of 4.25% convertible debentures	6,483	6,483	6,483	6,483

	67,442	67,830	67,752	67,744

Basic earnings per share:
Before cumulative effect of change in accounting principle	$.43	$.41	$1.12	$1.04
Cumulative effect of change in accounting principle				(.09)

	$.43	$.41	$1.12	$.95

Diluted earnings per share:
Before cumulative effect of change in accounting principle	$.41	$.39	1.04	$.96
Cumulative effect of change in accounting principle				(.07)

	$.41	$.39	1.04	$.89

4
COMPREHENSIVE INCOME

        The following table sets forth the computation of comprehensive income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income	$25,605	$24,565	$66,441	$56,566
Changes in foreign currency translation adjustments	19,251	28,722	21,767	25,541
Net change due to hedging instruments in accordance with FAS 133	(17,768)	(32,140)	(8,878)	(27,763)

Comprehensive income	$27,088	$21,147	$79,330	$54,344

5
COMMITMENTS AND CONTINGENCIES

        The Company is involved in various legal proceedings generally incidental to its business. While it is not feasible to predict or determine the outcome of these proceedings, management does not believe that they should result in a materially adverse effect on the Company's financial position, results of operations or liquidity.

        At June 30, 2003 the Company had guaranteed rent payments of a non-US affiliate accounted for under the equity method in the amount of approximately $3.0 million. The guaranty expires coterminous with the underlying rent agreement. The amount payable would be mitigated by rent, if any, received by the landlord during the period for which the rent demand was made.

6
STOCK-BASED COMPENSATION

        At June 30, 2003, the Company had stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

        Pro forma information regarding net income and earnings per share is required by SFAS 123 and 148, which requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the three and six months ended June 30, 2003 and June 30, 2002: risk-free interest rates ranging from 1.5% to 7.7%; dividend yields of 0.0%; volatility factors of the expected market price of the Company's common stock of .46 in 2003 and .56 in 2002; and a weighted-average expected life of the options of 3.5 years.

        For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands, except for earnings per share information):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Income before cumulative effect of change in accounting principle	$25,605	$24,565	$66,441	$61,636
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	3,707	3,075	5,756	3,661

Pro forma income before cumulative effect of change in accounting principle	$21,898	$21,490	$60,685	$57,975

Basic earnings per share before cumulative effect of change in accounting principle:
As reported	$.43	$.41	$1.12	$1.04
Pro forma	$.38	$.37	$1.04	$1.00
Diluted earnings per share before cumulative effect of change in accounting principle:
As reported	$.41	$.39	$1.04	$.96
Pro forma	$.36	$.35	$.97	$.93
	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income as reported	$25,605	$24,565	$66,441	$56,566
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	3,707	3,075	5,756	3,661

Pro forma net income	$21,898	$21,490	$60,685	$52,905

Basic earnings per share:
As reported	$.43	$.41	$1.12	$.95
Pro forma	$.38	$.37	$1.04	$.91
Diluted earnings per share:
As reported	$.41	$.39	$1.04	$.89
Pro forma	$.36	$.35	$.97	$.85

        Net income, as reported, included $223 and $300 of restricted stock based compensation expense for the three months ended June 30, 2003 and 2002, respectively and $465 and $532 of restricted stock based compensation expense for the six months ended June 30, 2003 and 2002, respectively.

7
ACQUISITION OF COMMON STOCK

        Under various share repurchase programs, the Board of Directors has authorized the repurchase of Reebok common stock in the open market or privately negotiated transactions. During the six months ended June 30, 2003, the Company acquired 1,744 shares of treasury stock for approximately $53.7 million. As of June 30, 2003, the Company had approximately $65.8 million available for future repurchases of its common stock under these Board authorized programs.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

SPECIAL NOTE CONCERNING FORWARD-LOOKING STATEMENTS

        This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements about the Company's sales, revenues, earnings, spending, margins, cash flow, future orders, inventory, products, actions, plans, strategies, objectives and guidance with respect to the Company's future operating results. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words "believe," "anticipate," "expect," "estimate," "intend," "plan," "project," "will be," "will continue," "will result," "could," "may," "might," or any variations of such words or other words with similar meanings. Any such statements are subject to risks and uncertainties that could cause the Company's actual results to differ materially from the results discussed in such forward-looking statements. Prospective information is based on management's then current expectations or forecasts. Such information is subject to the risk that such expectations or forecasts, or the assumptions underlying such expectations or forecasts, may change. The Company assumes no obligation to update any such forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

        Risks and uncertainties that could affect the Company's actual results and could cause such results to differ materially from those contained in forward-looking statements made by or on behalf of the Company include, but are not limited to, the following: economic conditions in our major markets; the threat of terrorism and war and related political instability and economic uncertainty; competition; shifts in consumer preferences; the ability to accurately forecast consumer demand, sales and market conditions; the ability to sustain current pricing levels for the Company's products; the potential that the backlog report may not be indicative of future sales; the continued popularity of the sports leagues and other brands we license and the ability to maintain advantageous licenses; the effect of the Company's investment in advertising, marketing, athlete endorsements, and athletic sponsorships; risks associated with the Company's international sales and manufacturing operations, including without limitation import regulations, political instability or general economic factors in the international regions where the Company conducts its business; the size and growth of the athletic footwear, apparel and equipment markets; interruption or unavailability of sources of supply, including without limitation disruption caused by labor slowdowns or work stoppages; the potential for disruption to the Company's business as a result of severe acute respiratory syndrome (SARS); increased costs of freight, transportation and storage to meet delivery deadlines; increases in leather and other raw material prices; reliance on independent manufacturers; popularity of particular designs, categories of products, and sports; seasonal and geographic demand for the Company's products; demographic changes; the Company's ability to manage and forecast its growth and inventories; the ability to make timely payments on indebtedness; the ability to protect the Company's intellectual property rights; new product development and introduction; customer service; adverse publicity; the loss of significant customers or suppliers; the ability to realize the full value of the Company's deferred tax assets; the ability to achieve the intended benefits from the restructuring of the Company's global operations, including operating and logistical efficiencies in the areas of distribution and information systems; the effect a strong United States dollar may have on the Company's results of operations from its international business; changes in government regulations; liability and other claims that may be asserted against the Company; the Company's ability to attract and retain qualified personnel; and other factors mentioned or incorporated by reference in this report or other reports. This list of risk factors is not exhaustive. Other risks and uncertainties are discussed elsewhere in this report and in further detail under the caption entitled "Issues and Uncertainties" included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002, which has been filed with the Securities and Exchange Commission. In addition, the Company operates in a highly competitive and rapidly changing environment. Therefore, new risk factors can arise, and it is not possible for management to predict all such risk factors, nor to assess the impact of all such risk factors on the Company's business or the extent to which any individual risk factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement. With respect to any statements concerning future orders, the Company's backlog position is not necessarily indicative of future sales because the ratio of future orders to "at once" shipments as well as sales by Company-owned retail outlet stores may vary from year to year. In addition, currencies may fluctuate, many customer orders are cancelable and many markets are not included in open orders since sales are made by independent distributors. Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

CRITICAL ACCOUNTING POLICIES

        The Company's significant accounting policies are described in Note 1 to the consolidated financial statements included in Item 8 in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002. The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to sales returns and allowances, the realizability of outstanding accounts receivable, the carrying value of inventories, hedging policies, and the provision for income taxes. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. In the past, actual results have not been materially different from the Company's estimates. However, results may differ from these estimates under different assumptions or conditions.

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

Accounts Receivable

        The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company estimates potential losses based on the Company's historical rate of credit losses, its knowledge of the financial condition of certain customers and an assessment of the overall conditions at retail. Historically, losses have been within the Company's expectations. If the financial condition of the Company's customers was to change, adjustments may be required to these estimates. Furthermore, the Company provides for estimated losses resulting from differences which arise from the gross carrying value of its receivables and the amounts that customers estimate are owed to the Company. The settlement or resolution of these differences could result in future changes to these estimates. If the Company determined that increases or decreases to the allowance for doubtful accounts was appropriate, the Company would record a charge or credit to selling, general and administrative expense in the period in which the Company made such a determination.

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

Income Taxes

        The carrying value of the Company's net deferred tax assets assumes that the Company will be able to generate sufficient future taxable income in certain tax jurisdictions to realize the value of these assets. If the Company is unable to generate sufficient future taxable income in these jurisdictions an adjustment may be required in the net carrying value of the deferred tax assets resulting in additional income tax expense in the Company's consolidated statement of income. Management evaluates the realizability of the deferred tax assets and assesses the need for any valuation adjustment quarterly.

Recently Issued Accounting Standards

        The Company has described the impact from the adoption of certain new accounting pronouncements effective in 2003 in note 1 to the condensed consolidated financial statements.

OPERATING RESULTS

Second Quarter 2003 Compared to Second Quarter 2002

        Net sales for the quarter ended June 30, 2003, were $802.6 million, an 11.9% increase from 2002's second quarter net sales of $717.4 million. On a constant dollar basis, which eliminates the effect of currency exchange fluctuations, net sales for the quarter ended June 30, 2003, increased $54.2 million or 7.2%. Worldwide sales of the Reebok Brand were $671.3 million in the second quarter of 2003, an increase of 14.8% from $584.9 million in the second quarter of 2002. On a constant dollar basis, worldwide sales of the Reebok Brand increased $57.1 million or 9.3%.

        U.S. footwear sales of the Reebok Brand increased 9.1% to $272.1 million in the second quarter of 2003 from $249.3 million in the second quarter of 2002. U.S. footwear sales exceeded the Company's backlog trends at the beginning of the quarter. The Company's fill-in business for U.S. footwear increased in the quarter and the rate of cancellations and returns declined compared to the prior year's second quarter. However, sales declined in the Company's Reebok Brand factory direct outlet stores in the U.S. during the quarter, thereby reducing the overall reported sales increase. For the second quarter of 2003, U.S. footwear sales to athletic specialty and sporting goods retailers increased by 29% as compared to the second quarter of 2002. During the quarter, sales of Reebok branded U.S. footwear increased in all channels of distribution except to mid-market volume department stores where sales declined 13%. The Company believes that the growth in athletic specialty and sporting goods retail is being fueled by strong consumer response to its new Rbk marketing and product initiatives. During the quarter Reebok's Rbk business in the U.S., driven by sales of Iverson, Above the Rim and other Rbk products, grew 15% and accounted for 15% of U.S. footwear sales in the quarter. Beginning in August, the Company plans to launch its new Vector marketing campaign globally. This new campaign is targeted at the sports performance enthusiast. In addition to Rbk and Vector, during the quarter, sales of the Company's Classic footwear products in the U.S. increased 29% reflecting the strong current trend for retro styled products.

        U.S. apparel sales of the Reebok Brand increased in the second quarter of 2003 by 28.5% to $108.8 million from $84.7 million in the second quarter of 2002. The sales increase came from both Reebok branded and sports licensed apparel. The Company's sports licensed apparel business continues to perform well and the Company believes these products are experiencing strong sell throughs at major specialty and sporting goods accounts. In particular, during the second quarter of 2003 the Company believes its new NBA licensed products performed well. While Reebok's U.S. branded apparel business generated sales increases during the second quarter of 2003, the increases came from the Company's decision to close out product early and this adversely affected its margins during the second quarter. The Company believes that this segment of the U.S. apparel market is very difficult today, particularly in core basics.

        International sales of the Reebok Brand (including footwear and apparel) were $290.4 million in the second quarter of 2003, an increase of 15.7% from sales of $250.9 million in the second quarter of 2002. Currency has favorably impacted these comparisons. On a constant dollar basis, international sales of the Reebok Brand increased $10.2 million or 3.6%. In Europe, there is a general softness at retail due to difficult economic conditions in many countries. As a result, the Company believes retailers are being more conservative in their buying patterns and consumers are more conservative with their disposable income. In addition, there have been several mergers of European retailers. As a result of the merger activity, the Company believes that retailers will need to rationalize their inventories and refine their merchandising strategies, resulting in a slow-down in the timing of orders and a reduction in the amount of fill-in business during as these retailers consolidate their operations. This impacted the Company's second quarter sales in 2003. In constant dollars, sales increased in many European countries, including Austria, Belgium, France, Holland, Poland and Spain. In the U.K. sales were approximately the same as the second quarter of 2002, as they were impacted by some of the retail consolidations. However, the Company believes that its footwear market share in the U.K. has improved during the last twelve months. In the 2003 second quarter, sales declined in Germany and Italy where, as the Company previously noted, it has elected to exit certain retail channels of distribution. For the quarter, in constant dollars, international sales increased in the adventure, basketball, running and tennis categories. The Premier Series of running products has performed well across Europe and the Company's sales and distribution penetration has grown accordingly. The Company believes that much of the success of Premier running in Europe can be attributed to its products being placed in the key specialty running stores. During the first six months of 2003 the Company tripled the number of rooftops that it's performance running product is sold in as compared to the same period in the previous year.

        Rockport's second quarter 2003 sales were $88.1 million, a decrease of 7.6% from sales of $95.3 million in the second quarter of 2002. The Company believes its Rockport business is suffering from the difficult retail conditions that exist in two of Rockport's primary channels of distribution; independent shoe stores and better department stores. The Company believes that retail sales of men's footwear products in these channels of distribution have declined during 2003. Sales of Rockport's new women's products increased during the quarter, however, the women's segment is a small portion of Rockport's business. International revenues accounted for approximately 29% of Rockport's sales in the second quarter of 2003 as compared to 26% in the second quarter of 2002.

        Sales of the Company's other brands; Ralph Lauren Footwear and The Greg Norman Collection, were $43.2 million in the second quarter of 2003, an increase of 16.1% from sales of $37.2 million in the second quarter of 2002.

        During the second quarter of 2003, the Company's overall gross margin was 37.5% of sales, a decrease of 180 basis points when compared with the Company's gross margin of 39.3% in the second quarter of 2002. During the second quarter of 2002 the Company had the positive settlement of certain outstanding international Customs related matters, which accounted for 93 basis points of the reported margin. The balance of the margin decline in the second quarter of 2003 can be attributed to Reebok's U.S. branded apparel business, reflecting the sluggish retail environment for branded apparel and the Company's decision to actively closeout slow moving product and manage inventories tightly. For the quarter, the gross margins for the Company's Reebok branded footwear products worldwide improved as compared with the second quarter of 2002. For the balance of the year, the Company believes its gross margin comparisons will be in line with the prior year's amounts.

        Selling, general and administrative expenses for the second quarter of 2003 were $260.4 million, or 32.4% of sales, an increase of $19.3 million when compared with the second quarter of 2002 selling, general and administrative expenses of $241.1 million, or 33.6% of sales. The Company reduced its selling, general and administrative expenses as a percentage of sales during the second quarter of 2003 as compared to the second quarter of 2002, and generated some operating leverage. The Company achieved improved expense leverage while continuing to invest in its brands with programs that are designed to improve its product offerings and sales performance. During the second quarter of 2003, the Company's advertising and marketing investment was approximately 11% of its sales, which is in line with its current objectives.

        Included in other expense, net, are the amortization of finite-lived intangibles, certain currency losses and other non-operating expenses. Net interest expense was $4.0 million for the second quarter of 2003 as compared to $4.6 million for the second quarter of 2002.

        The Company's effective income tax rate was 30.4% in the second quarter of 2003 as compared to 31.0% for the second quarter of 2002. This 60 basis point reduction was due to the geographic mix of the Company's earnings. Based on current estimates, the Company expects that the full year 2003 effective income tax rate will approximate 30.4%. However, the tax rate could fluctuate depending on the level and geographic mix of the Company's earnings, and if there are changes in the effective statutory rates.

First Six Months of 2003 Compared to First Six Months of 2002

        Net sales for the six months ended June 30, 2003, were $1.601 billion, a 10.1% increase from net sales of $1.453 billion for the six months ended June 30, 2002. On a constant dollar basis, which eliminates the effect of currency exchange fluctuations, net sales for the six months ended June 30, 2003, increased $72.7 million or 4.8%. Worldwide sales of the Reebok Brand were $1.339 billion in the first six months of 2003, an increase of 11.9% from $1.197 billion in the first six months of 2002. On a constant dollar basis, worldwide sales of the Reebok Brand increased $71.3 million or 5.6%.

        U.S. footwear sales of the Reebok Brand increased 6.5% to $528.8 million in the first six months of 2003 from $496.3 million in the first six months of 2002. The Company's fill-in business for U.S. footwear increased in the first six months of 2003 and the rate of cancellations and returns declined compared to the first six months of 2002. However, sales declined in the Company's Reebok Brand factory direct outlet stores in the U.S. during the first six months of 2003, thereby reducing the overall reported sales increase. For the first six months of 2003, U.S. footwear sales to athletic specialty and sporting goods retailers increased by 25% as compared to the prior year's first six months. During the first six months of 2003, sales of Reebok branded U.S. footwear increased in all channels of distribution except to mid-market volume department stores where sales declined 12%. The Company believes that the growth in athletic specialty and sporting goods retail is being fueled by strong consumer response to its new Rbk marketing and product initiatives. During the first six months of 2003, Reebok's Rbk business in the U.S., driven by sales of Iverson, Above the Rim and other Rbk products, grew 20% and accounted for 16% of U.S. footwear sales in the six-month period. Beginning in August, the Company plans to launch its new Vector marketing campaign globally. This new campaign is targeted at the sports performance enthusiast.. In addition to Rbk and Vector, during the quarter, sales of the Company's Classic footwear products in the U.S. increased 26% reflecting the strong current trend for retro styled products.

        U.S. apparel sales of the Reebok Brand increased in the first six months of 2003 by 26.2% to $198.2 million from $157.1 million in the first six months of 2002. The sales increase came from both Reebok branded and sports licensed apparel. The Company's sports licensed apparel business continues to perform well and the Company believes these products are experiencing strong sell throughs at major specialty and sporting goods accounts. In particular, during the first six months of 2003, the Company believes its new NBA licensed products performed well. While Reebok's U.S. branded apparel business generated sales increases during the first six months of 2003, the increases came from the Company's decision to close out product early and this adversely affected its margins during the six month period. The Company believes that this segment of the U.S. apparel market is very difficult today, particularly in core basics.

        International sales of the Reebok Brand (including footwear and apparel) were $611.8 million in the first six months of 2003, an increase of 12.6% from sales of $543.3 million in the first six months of 2002. Currency has favorably impacted these comparisons. On a constant dollar basis, international sales of the Reebok Brand decreased $2.3 million or 0.4%. In Europe, there is a general softness at retail due to difficult economic conditions in many countries. As a result, the Company believes retailers are being more conservative in their buying patterns and consumers are more conservative with their disposable income. In addition, there have been several mergers of European retailers. As a result of the merger activity, the Company believes that retailers will need to rationalize their inventories and refine their merchandising strategies, resulting in a slow-down in the timing of orders and a reduction in the amount of fill-in business during as these retailers consolidate their operations. This impacted the Company's sales during the first six months of 2003. In constant dollars, sales increased in many European countries, including Belgium, France, Holland, Poland and Spain. In the U.K. sales declined 8.2% as compared to the first six months of 2002, as they were impacted by some of the retail consolidations. However, the Company believes that its footwear market share in the U.K. has improved during the last twelve months. During the first six months of 2003, sales declined in Germany and Italy where, as the Company previously noted, it has elected to exit certain retail channels of distribution. For the first six months of 2003, in constant dollars, international sales increased in the adventure, basketball, running and tennis categories. The Premier Series of running products has performed well across Europe and the Company's sales and distribution penetration has grown accordingly. The Company believes that much of the success of Premier running in Europe can be attributed to its products being placed in the key specialty running stores. During 2003 the Company tripled the number of rooftops that its performance running products are sold in as compared to the previous year.

        Rockport's sales for the first six months 2003 were $177.6 million, a decrease of 2.8% from sales of $182.7 million in the first six month of 2002. The Company believes its Rockport business is suffering from the difficult retail conditions that exist in two of Rockport's primary channels of distribution; independent shoe stores and better department stores. The Company believes that retail sales of men's footwear products in these channels of distribution have declined during 2003. Sales of Rockport's new women's products increased during the second quarter of 2003, however, the women's segment is a small portion of Rockport's business. International revenues accounted for approximately 30% of Rockport's sales in the first six months of 2003 as compared to 29% in the first six months of 2002.

        Sales of the Company's other brands; Ralph Lauren Footwear and The Greg Norman Collection, were $84.5 million in the first six months of 2003, an increase of 14.2% from sales of $74.0 million in the first six months of 2002.

        During the first six months of 2003, the Company's overall gross margin was 37.8% of sales, which is a decrease of 60 basis points when compared with the Company's gross margin of 38.4% in the first six months of 2002. During the first six months of 2002 the Company had the positive settlement of certain outstanding international Customs related matters, which accounted for 46 basis points of the reported margin. The balance of the margin decline in the first six months of 2003 can be attributed to Reebok's U.S. branded apparel business, reflecting the sluggish retail environment for branded apparel and the Company's decision to actively closeout slow moving product and manage inventories tightly. For the first six months, the gross margins for the Company's Reebok branded footwear products worldwide improved as compared with the first six months of 2002. For the balance of the year, the Company believes its gross margin comparisons will be in line with the prior year's amounts.

        Selling, general and administrative expenses for the first six months of 2003 were $496.7 million, or 31.0% of sales, an increase of $40.0 million when compared with the first six months of 2002 selling, general and administrative expenses of $456.7 million, or 31.4% of sales. The Company reduced its selling, general and administrative expenses as a percentage of sales during the first six months of 2003 as compared to the first six months of 2002, and generated some operating leverage. The Company achieved improved expense leverage while continuing to invest in its brands with programs that are designed to improve its product offerings and sales performance. During the first six months of 2003, the Company's advertising and marketing investment was approximately 11% of its sales, which is in line with its current objectives.

        Included in other expense, net, are the amortization of finite-lived intangibles, certain currency losses and other non-operating expenses. Net interest expense was $8.6 million for the first six months of 2003 as compared to $7.9 million for the first six months of 2002. The increase was primarily due to the lower rates of return the Company realized on invested cash and increased bank borrowings in certain foreign locations.

        The Company's effective income tax rate was 30.4% in the first six months of 2003 as compared to 31.0% in the first six months of 2002. This 60 basis point reduction was due to the geographic mix of the Company's earnings. Based on current estimates, the Company expects that the full year 2003 effective income tax rate will approximate 30.4%. However, the tax rate could fluctuate depending on the level and geographic mix of the Company's earnings, and if there are changes in the effective statutory rates.

Reebok Brand Backlog of Open Orders

        Worldwide backlog of open customer orders scheduled for delivery during the period July 1, 2003 through December 31, 2003 for the Reebok Brand increased 13.6% as compared to the same period last year, including the open orders for the Company's sports licensed apparel business. On a constant dollar basis, the comparable backlog of open orders increased 9.1%.

        On a category basis, U.S. footwear backlog for performance products reflected increases in basketball, men's training and running. In addition, the Classic and children's categories reflect backlog increases at June 30, 2003. However, the walking category in the U.S. declined in both backlog and second quarter sales as the Company found it necessary to introduce a newer version of DMX technology in order to effectively compete in the middle market. This new technology is called DMX-Max, and the Company does not plan to launch the new walking product until February 2004, thereby timing the launch to the beginning of the spring season.

        Comparisons regarding orders scheduled for delivery for the period July 1, 2003 through December 31, 2003 are as follows for the Reebok Brand:

Percentage Change 2003/2002
	Reported Dollars	Constant Dollars
U.S.A.:
Footwear	+13.4%	+13.4%
Apparel	+ 9.2%	+ 9.2%
Total Domestic	+11.9%	+11.9%
International:
Footwear	+16.0%	+ 5.5%
Apparel	+16.4%	+ 5.2%
Total International	+16.2%	+ 5.4%
Total Reebok Brand:
Footwear	+14.3%	+10.4%
Apparel	+12.6%	+ 7.3%
Total Reebok Brand	+13.6%	+ 9.1%

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

Liquidity and Sources of Capital

        At June 30, 2003, the Company's working capital was $1.077 billion as compared with $1.034 at December 31, 2002, and $930.7 million at June 30, 2002. The current ratio at June 30, 2003 was 2.9 to 1, as compared to 2.8 to 1 at December 31, 2002, and 2.7 to 1 at June 30, 2002.

        Inventory at June 30, 2003 increased by $68.6 million, or 16.8%, from June 30, 2002. The inventory increase is primarily related to the Company's growing sports licensing business and to the effects of currency. Excluding the impact of currency, inventories increased approximately $50 million, most of which is attributable to the sports licensing business where the increased inventory on hand is intended to support future planned growth of that business. Accounts receivable at June 30, 2003 increased by $37.0 million from June 30, 2002, an increase of 7.3% as a result of increased sales in the second quarter of 2003 as compared to the second quarter of 2002, however, days sales outstanding in accounts receivable decreased by 3 days over the same period in 2002. Cash used for operations during the first six months of 2003 was $115.2 million, as compared to cash used for operations of $15.1 million during the first six months of 2002. Capital expenditures for the six months ended June 30, 2003 were $21.0 million as compared to $12.1 million during the first six months of 2002. Capital expenditures for 2003 are expected to be in the range of $65.0 to $75.0 million in order to support the Company's European regionalization, the accelerated rollout of SAP, the enhancement of its sports licensing production capability, and retail outlet expansion internationally. Also, during the six months ended June 30, 2003, the Company acquired 1.74 million shares of treasury stock for approximately $53.7 million. The acquisition of the shares was in accordance with the Company's previously announced intention to utilize share buybacks to partially offset the dilutive effect of outstanding stock options.

        The Company believes that cash generated from operations, together with the Company's existing credit lines and other financial resources, will adequately finance the Company's current cash requirements. However, the Company's actual experience may differ from the expectations set forth in the preceding sentence. Factors that might lead to a difference include, but are not limited to, the matters discussed in the Company's Annual Report on Form 10-K under the heading "Issues and Uncertainties," as well as future events that might have the effect of reducing the Company's available cash balances (such as unexpected operating losses or increased capital or other expenditures, as well as increases in the Company's inventory or accounts receivable), or future events that might reduce or eliminate the availability of external financial resources.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

        Our market risks, and the ways we manage them, are summarized in management's discussion and analysis of financial condition and results of operations as of December 31, 2002, included in the Company's Form 10-K for the year ended December 31, 2002. There have been no material changes in the first six months of 2003 to such risks or our management of such risks.

Item 4. Controls and Procedures.

  a)
  The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934 (the "Exchange Act") as of the end of the period covered by this report. Based upon that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed in this report has been properly recorded, processed, summarized and reported within the required time periods.

  b)
  There has been no change in the Company's internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1: Legal Proceedings.

        None.

Item 2: Changes in Securities and Use of Proceeds.

        None.

Item 3: Defaults upon Senior Securities.

        None.

Item 4: Submission of Matters to a Vote of Security Holders.

        The Company held its Annual Meeting of Shareholders on May 6, 2003. At the Annual Meeting:

1.
Three Class I members of the Board of Directors were elected by the Company's shareholders with no abstentions or broker non-votes.

Name of Director	Votes For	Votes Against
Jay Margolis	53,686,793	3,848,488
Geoffrey Nunes	53,716,410	3,818,871
Barry Tatelman	53,717,978	3,817,303
2.
A shareholder proposal requesting that the Board of Directors of the Company adopt an executive compensation policy that all future stock option grants to senior executives be performance based was defeated by a vote of 38,522,152 Against and 9,468,136 For, with 329,918 Abstentions and 9,215,075 Broker Non-Votes.

3.
A shareholder proposal urging the Board of Directors of the Company to take the necessary steps to eliminate the classification of the Board of Directors of the Company and to require that upon the expiration of the terms of the existing Directors all members of the Board of Directors be nominated for election annually was passed by a vote of 30,592,844 For and 17,398,008 Against, with 329,354 Abstentions and 9,215,075 Broker Non-Votes.

Item 5: Other Information.

        None.

Item 6: Exhibits and Reports on Form 8-K.

(a)
Exhibits

31.1	Certification of Paul Fireman, Chairman and Chief Executive Officer, dated August 13, 2003, and made pursuant to Rule 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2
Certification of Kenneth Watchmaker, Executive Vice President and Chief Financial Officer, dated August 13, 2003, and made pursuant to Rule 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1
Certification of Paul Fireman, Chairman and Chief Executive Officer, dated as of August 13, 2003, and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2
Certification of Kenneth Watchmaker, Executive Vice President and Chief Financial Officer, dated as of August 13, 2003, and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(b)
Current Reports on Form 8-K

        The Company filed a Current Report on Form 8-K with the Commission on April 24, 2003. Under Item 9 of the Report, the Company furnished its preliminary financial results for the quarter ended March 31, 2003 pursuant to Item 12 of Form 8-K, "Results of Operations and Financial Condition," and in accordance with SEC Release No. 33-8216.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 13, 2003
REEBOK INTERNATIONAL LTD.
	BY:	/s/ KENNETH WATCHMAKER Kenneth Watchmaker Executive Vice President and Chief Financial Officer