Form 10-Q
period 2003-09-30
REEBOK INTERNATIONAL LTD
filed 2003-11-14
CIK 770949

Use these links to rapidly review the document
INDEX

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2003
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-9340

REEBOK INTERNATIONAL LTD.
Incorporated pursuant to the Laws of The Commonwealth of Massachusetts

Internal Revenue Service—Employer Identification No. 04-2678061

1895 J.W. Foster Boulevard, Canton, Massachusetts 02021
(781) 401-5000

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 under the Securities Exchange Act of 1934). Yes ☒    No ☐

        The total number of shares of the Registrant's Common Stock, par value $.01 per share, outstanding on November 11, 2003 was 58,890,638.

REEBOK INTERNATIONAL LTD.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Reebok International Ltd.

Condensed Consolidated Balance Sheets

	September 30,
			December 31, 2002
	2003	2002
	(Unaudited)		(See Note 1)
	Amounts in thousands, except per share data
Assets
Current assets:
Cash and cash equivalents	$452,240	$394,471	$642,367
Accounts receivable, net of allowance for doubtful accounts (September 2003, $70,477 September 2002, $57,969 December 2002, $60,906)	687,314	596,354	421,750
Inventory	410,955	410,384	399,664
Deferred income taxes	118,943	105,303	117,649
Prepaid expenses and other current assets	49,499	38,817	32,137

Total current assets	1,718,951	1,545,329	1,613,567

Property and equipment, net	142,175	130,509	134,767
Other non-current assets:
Goodwill, net	23,431	23,077	23,431
Intangibles, net of amortization	43,474	44,496	43,821
Deferred income taxes	15,598	10,398	19,391
Other	24,620	23,392	25,795

Total Assets	$1,968,249	$1,777,201	$1,860,772

Liabilities and Stockholders' Equity
Current liabilities:
Notes payable to banks	$13,668	$13,000	$18,971
Current portion of long-term debt	144	115	125
Accounts payable	148,879	147,023	166,148
Accrued expenses	357,301	335,185	350,019
Income taxes payable	55,752	42,933	44,657

Total current liabilities	575,744	538,256	579,920

Long-term debt, net of current portion	353,064	353,357	353,329
Minority interest and other long-term liabilities	44,448	39,099	42,953
Commitments and contingencies
Stockholders' equity:
Common stock, par value $.01; authorized 250,000 shares; issued shares: September 2003, 100,071; September 2002, 98,870; December 2002, 99,235	1,001	989	992
Retained earnings	1,740,074	1,583,003	1,602,453
Less shares in treasury at cost: September 2003, 40,997; September 2002, 39,011; December 2002, 39,011	(722,045)	(660,422)	(660,422)
Unearned compensation	(1,288)	(1,969)	(1,730)
Accumulated other comprehensive loss	(22,749)	(75,112)	(56,723)

Total Stockholders' Equity	994,993	846,489	884,570

Total Liabilities and Stockholders' Equity	$1,968,249	$1,777,201	$1,860,772

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Reebok International Ltd.

Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	Amounts in thousands, except per share data
Net sales	$1,040,845	$911,615	$2,641,701	$2,365,030
Costs and expenses:
Cost of sales	629,110	559,104	1,625,471	1,454,633
Selling, general and administrative expenses	312,183	269,245	808,862	725,905
Interest expense, net	4,581	2,278	13,139	10,192
Other expense, net	7	901	533	2,708

	945,881	831,528	2,448,005	2,193,438

Income before income taxes, minority interest and cumulative effect of change in accounting principle	94,964	80,087	193,696	171,592
Income taxes	29,838	24,826	59,852	53,194

Income before minority interest and cumulative effect of change in accounting principle	65,126	55,261	133,844	118,398
Minority interest	2,434	1,859	4,711	3,360

Income before cumulative effect of change in accounting principle	62,692	53,402	129,133	115,038
Cumulative effect of change in accounting principle (net of taxes), Note 1				(5,070)

Net income	$62,692	$53,402	$129,133	$109,968

Basic earnings per share:
Before cumulative effect of change in accounting principle	$1.06	$.90	$2.18	$1.94
Cumulative effect of change in accounting principle				(.09)

	$1.06	$.90	$2.18	$1.85

Diluted earnings per share:
Before cumulative effect of change in accounting principle	$.96	$.81	$1.99	$1.78
Cumulative effect of change in accounting principle				(.07)

	$.96	$.81	$1.99	$1.71

Dividends per common share:	$.15		$.15

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Reebok International Ltd.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2003	2002
	Amounts in thousands
Cash flows from operating activities:
Net income	$129,133	$109,968
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization	26,118	22,403
Minority interest	4,711	3,360
Deferred income taxes	2,498	4,672
Cumulative effect of change in accounting principle		5,070
Changes in operating assets and liabilities:
Accounts receivable	(257,458)	(214,991)
Inventory	(4,894)	(36,533)
Prepaid expenses and other	(15,118)	(12,085)
Accounts payable and accrued expenses	(7,338)	72,732
Dividends to minority shareholders	(1,566)	(2,543)
Income taxes payable	14,217	14,547

Total adjustments	(238,830)	(143,368)

Net cash used for operating activities:	(109,697)	(33,400)

Cash flows used for investing activities:
Payments to acquire property and equipment	(30,227)	(15,427)

Net cash used for investing activities	(30,227)	(15,427)

Cash flows (used for) provided by financing activities:
Net borrowings of notes payable to banks	(5,813)	1,693
Re-payments of long-term debt	(440)	1,978
Proceeds from issuance of common stock to employees	13,773	11,519
Dividends paid	(8,847)
Repurchase of common stock	(61,623)

Net cash (used for) provided by financing activities	(62,950)	15,190

Effect of exchange rate changes on cash and cash equivalents	12,747	14,827

Net decrease in cash and cash equivalents	(190,127)	(18,810)
Cash and cash equivalents at beginning of period	642,367	413,281

Cash and cash equivalents at end of period	$452,240	$394,471

Supplemental disclosures of cash flow information:
Interest paid	$24,005	$21,505
Income taxes paid	35,014	34,126

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Reebok International Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except per share data)

1
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and reflect all adjustments (consisting of normal recurring accruals, and the cumulative effect of a change in accounting principle as of January 1, 2002) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods. The interim financial information and notes thereto should be read in conjunction with the Company's latest annual report on Form 10-K. The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of results to be expected for the entire year.

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

        The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and to existing variable interest entities in the interim period beginning after December 15, 2003. The Company is in the process of evaluating the effect o f FIN 46 and will complete this process during the fourth quarter. The Company does not expect that the adoption of the Statement will have a significant impact on its financial position or results of operations.

Reclassification

        Certain amounts in prior periods have been reclassified to conform to the 2003 presentation. These reclassifications had no impact on previously reported results of operations or stockholders' equity.

2
SPECIAL CHARGES

        Details of the special charge activity during the nine months ended September 30, 2003 are as follows:

	Total	Employee Severance and Other	Marketing Contracts
Balance, December 31, 2002	$12,863	$3,863	$9,000
2003 Utilization	(1,232)	(32)	(1,200)

Balance, September 30, 2003	$11,631	$3,831	$7,800

        The remaining accrual, which reflects a portion of the total costs to be incurred related to the Company's European reorganization, is comprised primarily of severance, lease termination costs and contractual marketing obligations and will be utilized over the next few years as planned consolidations occur and contractual obligations come due.

        The short-term portion of the accrual, or $5,431, is included in accrued expenses with the balance of $6,200 included in other long-term liabilities.

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

        The following table sets forth the computation of basic and diluted earnings per share (amounts in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Numerator for basic earnings per share:
Income before cumulative effect of change in accounting principle	$62,692	$53,402	$129,133	$115,038
Cumulative effect of change in accounting principle				(5,070)

Net income	$62,692	$53,402	$129,133	$109,968

Numerator for diluted earnings per share:
Income before cumulative effect of change in accounting principle	$62,692	$53,402	$129,133	$115,038
Interest on 4.25% convertible debentures, net of income taxes	1,806	1,833	5,504	5,499

	64,498	55,235	134,637	120,537
Cumulative effect of change in accounting principle				(5,070)

Net income	$64,498	$55,235	$134,637	$115,467

Denominator for basic earnings per share:
Weighted average shares	59,008	59,615	59,324	59,332

Denominator for diluted earnings per share:
Weighted average shares	59,008	59,615	59,324	59,332
Effect of dilutive securities:
Dilutive employee stock options and warrants	2,014	1,985	1,860	2,042
Assumed conversion of 4.25% convertible debentures	6,483	6,483	6,483	6,483

	67,505	68,083	67,667	67,857

Basic earnings per share:
Before cumulative effect of change in accounting principle	$1.06	$.90	$2.18	$1.94
Cumulative effect of change in accounting principle				(.09)

	$1.06	$.90	$2.18	$1.85

Diluted earnings per share:
Before cumulative effect of change in accounting principle	$.96	$.81	$1.99	$1.78
Cumulative effect of change in accounting principle				(.07)

	$.96	$.81	$1.99	$1.71

4
COMPREHENSIVE INCOME

        The following table sets forth the computation of comprehensive income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income	$62,692	$53,402	$129,133	$109,968
Changes in foreign currency translation adjustments	2,484	(3,463)	24,251	22,074
Net change due to hedging instruments in accordance with FAS 133	18,601	1,807	9,723	(25,956)

Comprehensive income	$83,777	$51,746	$163,107	$106,086

5
COMMITMENTS AND CONTINGENCIES

        The Company is involved in various legal proceedings generally incidental to its business. While it is not feasible to predict or determine the outcome of these proceedings, management does not believe that they should result in a materially adverse effect on the Company's financial position, results of operations or liquidity.

        At September 30, 2003 the Company had guaranteed rent payments of a non-US affiliate accounted for under the equity method in the amount of approximately $3.0 million. The guaranty expires coterminous with the underlying rent agreement. The amount payable would be mitigated by rent, if any, received by the landlord during the period for which the rent demand was made.

6
STOCK-BASED COMPENSATION

        At September 30, 2003, the Company had stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

        Pro forma information regarding net income and earnings per share is required by SFAS 123 and 148, which requires that the information be determined as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of those Statements. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the three and nine months ended September 30, 2003 and September 30, 2002: risk-free interest rates ranging from 1.5% to 7.7%; dividend yields of 0.0%; volatility factors of the expected market price of the Company's common stock of .46 in 2003 and .56 in 2002; and a weighted-average expected life of the options of 3.5 years.

        For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands, except for earnings per share information):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Income before cumulative effect of change in accounting principle	$62,692	$53,402	$129,133	$115,038
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	3,564	3,110	8,454	5,844

Pro forma income before cumulative effect of change in accounting principle	$59,128	$50,292	$120,679	$109,194

Basic earnings per share before cumulative effect of change in accounting principle:
As reported	$1.06	$.90	$2.18	$1.94
Pro forma	$1.02	$.86	$2.07	$1.88
Diluted earnings per share before cumulative effect of change in accounting principle:
As reported	$.96	$.81	$1.99	$1.78
Pro forma	$.92	$.78	$1.90	$1.72
	2003	2002	2003	2002
Net income as reported	$62,692	$53,402	$129,133	$109,968
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	3,564	3,110	8,454	5,844

Pro forma net income	$59,128	$50,292	$120,679	$104,124

Basic earnings per share:
As reported	$1.06	$.90	$2.18	$1.85
Pro forma	$1.02	$.86	$2.07	$1.79
Diluted earnings per share:
As reported	$.96	$.81	$1.99	$1.71
Pro forma	$.92	$.78	$1.90	$1.64

        Net income, as reported, included $250 and $235 of restricted stock based compensation expense for the three months ended September 30, 2003 and 2002, respectively, and $715 and $767 of restricted stock based compensation expense for the nine months ended September 30, 2003 and 2002, respectively.

7
ACQUISITION OF COMMON STOCK

        Under various share repurchase programs, the Board of Directors has authorized the repurchase of Reebok common stock in the open market or privately negotiated transactions. During the nine months ended September 30, 2003, the Company acquired 1,985,900 shares of treasury stock for approximately $61.6 million. As of September 30, 2003, the Company had approximately $57.9 million available for future repurchases of its common stock under these Board authorized programs.

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

        Risks and uncertainties that could affect the Company's actual results and could cause such results to differ materially from those contained in forward-looking statements made by or on behalf of the Company include, but are not limited to, the following: economic conditions in the Company's major markets; competition; shifts in consumer preferences; the ability to maintain advantageous licenses with the sports leagues and other brands the Company licenses; risks associated with the Company's international sales, distribution and manufacturing; increases in raw material prices; the Company's ability to manage and forecast its growth and inventories; the loss of significant customers or suppliers; and the effect of currency fluctuations. This list of risk factors is not exhaustive. Other risks and uncertainties are discussed elsewhere in this report and in further detail under the caption entitled "Issues and Uncertainties" included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002, which has been filed with the Securities and Exchange Commission. In addition, the Company operates in a highly competitive and rapidly changing environment. Therefore, new risk factors can arise, and it is not possible for management to predict all such risk factors, nor to assess the impact of all such risk factors on the Company's business or the extent to which any individual risk factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement. With respect to any statements concerning future orders, the Company's backlog position is not necessarily indicative of future sales because the ratio of future orders to "at once" shipments as well as sales by Company-owned retail outlet stores may vary from year to year. In addition, currencies may fluctuate, many customer orders are cancelable and many markets are not included in open orders since sales are made by independent distributors. Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

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

OPERATING RESULTS

Third Quarter 2003 Compared to Third Quarter 2002

        Net sales for the quarter ended September 30, 2003, were $1.041 billion, a 14.2% increase from 2002's third quarter net sales of $911.6 million. On a constant dollar basis, which eliminates the effect of currency exchange fluctuations, net sales for the quarter ended September 30, 2003, increased $96.8 million or 10.3%. Worldwide sales of the Reebok Brand were $897.6 million in the third quarter of 2003, an increase of 16.9% from $767.7 million in the third quarter of 2002. On a constant dollar basis, worldwide sales of the Reebok Brand increased $99.4 million or 12.5%.

        U.S. footwear sales of the Reebok Brand increased 16.0% to $279.1 million in the third quarter of 2003 from $240.5 million in the third quarter of 2002. U.S. footwear sales exceeded the Company's backlog trends at the beginning of the quarter. During the quarter, the Company's at-once fill-in business for U.S. footwear increased and closeout sales and returns declined as a percentage of sales compared to the prior year's third quarter. For the third quarter of 2003, U.S. footwear sales to athletic specialty, sporting goods retailers and better department stores increased by 46% as compared to the third quarter of 2002. As a result, approximately 62% of the Company's U.S. footwear sales were through these channels of distribution, as compared to 52% for the same period last year. The Company believes that driving much of this improvement in sales to these distribution channels is the performance of its new Rbk products at retail. During the quarter, sales in Reebok's basketball category grew 21.9%, driven by strong sales of both Iverson and other Rbk products. During the quarter, the Company invested in its strategy to focus additional efforts and resources on its performance-related products which display its performance logo, the "Vector". Sales of performance footwear products in the U.S. increased by 22.2% in the quarter, led by a 49.8% increase in the Company's running category and a 28.8% increase in its men's training category. While the Company is investing in both its Rbk and Vector products, it continues to leverage its lifestyle athletic footwear marketed under its Reebok Classic trademark. During the quarter, sales of the Company's Classic footwear products in the U.S. increased 46.0% reflecting the strong current trend for retro styled products. Partially offsetting these increases was a decrease in sales of walking products in the U.S. The Company does not plan to launch its new walking product until spring 2004.

        U.S. apparel sales of the Reebok Brand increased in the third quarter of 2003 by 31.1% to $207.9 million from $158.6 million in the third quarter of 2002. The sales increase came from both sports licensed and Reebok branded apparel. Retailer and consumer demand for the Company's sports licensed products continues to be strong. Although Reebok's U.S. branded apparel business generated sales increases during the third quarter of 2003, the increases came from the Company's decision to close out product early and this adversely affected its margins during the third quarter. The Company believes that the current market for traditional branded apparel is promotional and challenging. During the third quarter, the Company realigned its apparel business and believes that the realignment will improve the efficiency of its sales force.

        International sales of the Reebok Brand (including footwear and apparel) were $410.6 million in the third quarter of 2003, an increase of 11.4% from sales of $368.6 million in the third quarter of 2002. Currency has favorably impacted these comparisons. On a constant dollar basis, international sales of the Reebok Brand increased $11.5 million or 2.9%. European sales increased 12.9% in the quarter, or 2.6% in constant dollars. In constant dollars, sales increased in many European countries including France, Holland, Poland, Spain, Sweden and the U.K. The Company believes that this is particularly encouraging given the weak economic conditions which existed in many European countries as well as the serious heat wave that affected Europe during July and August and negatively impacted retail sales. In the 2003 third quarter, sales declined in Germany and Italy as compared with the third quarter of 2002 where, the Company previously noted, it has elected to exit certain retail channels of distribution. For the quarter, in constant dollars, international sales increased in the adventure, women's fitness and running categories. The Company's new Premier Series of running products continues to perform well across Europe. During the third quarter the Company supported its performance products at retail with the launch of its new Vector campaign, and the Company is beginning to lay the foundation for the growth of Rbk products in Europe.

        Rockport's third quarter 2003 sales were $96.6 million, a decrease of 8.3% from sales of $105.4 million in the third quarter of 2002. The Company believes that its Rockport business, which depends on the department store and independent shoe store channels of distribution and the replenishment of open stock positions, continues to be adversely affected by the difficult retail conditions that exist in these two channels of distribution. The Company believes that its new Rockport product offerings have been well received and is hopeful of an improving business trend for Rockport during 2004. The Company is also continuing its renewed focus on Rockport's women's business with several new product introductions planned for next year. Year to date, sales of Rockport's women's product represented approximately 14% of Rockport's sales. International revenues accounted for approximately 35% of Rockport's sales in the third quarter of 2003 as compared to 31% in the third quarter of 2002.

        Sales of the Company's other brands, Ralph Lauren Footwear and The Greg Norman Collection, were $46.6 million in the third quarter of 2003, an increase of 21.0% from sales of $38.5 million in the third quarter of 2002.

        During the third quarter of 2003, the Company's overall gross margin was 39.6% of sales, an improvement of 90 basis points when compared with the Company's gross margin of 38.7% in the third quarter of 2002. During the quarter, margins benefited from the strengthening exchange rates in many of our international businesses. The Company estimates that the strengthening of the Euro and Pound Sterling favorably impacted margins by approximately 100 basis points, as compared to the third quarter of 2002. Partially offsetting the currency benefit was a decline in the margins of Reebok's U.S. apparel business, reflecting the Company's decision to actively closeout slow moving product. This negatively impacted the Company's gross margin by over 40 basis points in the third quarter, as compared to the third quarter of 2002.

        Selling, general and administrative expenses for the third quarter of 2003 were $312.2 million, or 30.0% of sales, an increase of $43.0 million when compared with the third quarter of 2002 selling, general and administrative expenses of $269.2 million, or 29.5% of sales. During the quarter, the Company increased its advertising, marketing, product design, development and research expenses by 17.1% over the prior year's third quarter. During the quarter the Company increased its global advertising expenditures for the Reebok Brand by 44.6%. At the same time the Company achieved selling, general and administrative expense leverage on its other non-brand building type expenses of 60 basis points, thereby improving its overall selling, general and administrative expense leverage on a year-to-date basis.

        Included in other expense, net, are the amortization of finite-lived intangibles, certain currency losses and other non-operating expenses. Net interest expense was $4.6 million for the third quarter of 2003 as compared to $2.3 million for the third quarter of 2002. The increase was primarily due to the lower rates of return the Company realized on invested cash and increased bank borrowings in certain foreign locations.

        The Company's effective income tax rate was 31.4% in the third quarter of 2003 as compared to 31.0% for the third quarter of 2002. The increase is a result of improved earnings in the U.S. Based on current estimates, the Company expects that the full year 2003 effective income tax rate will approximate 30.9%. However, the tax rate could fluctuate depending on the level and geographic mix of the Company's earnings, and if there are changes in the effective statutory rates.

First Nine Months of 2003 Compared to First Nine Months of 2002

        Net sales for the nine months ended September 30, 2003, were $2.642 billion, an 11.7% increase from net sales of $2.365 billion for the nine months ended September 30, 2002. On a constant dollar basis, which eliminates the effect of currency exchange fluctuations, net sales for the nine months ended September 30, 2003, increased $169.5 million or 6.9%. Worldwide sales of the Reebok Brand were $2.236 billion in the first nine months of 2003, an increase of 13.8% from $1.965 billion in the first nine months of 2002. On a constant dollar basis, worldwide sales of the Reebok Brand increased $171.4 million or 8.3%.

        U.S. footwear sales of the Reebok Brand increased 9.6% to $807.9 million in the first nine months of 2003 from $736.8 million in the first nine months of 2002.

        During the first nine months of 2003, the Company's at-once fill-in business for U.S. footwear increased and closeout sales declined as a percentage of sales compared to the first nine months of 2002. For the first nine months of 2003, U.S. footwear sales to athletic specialty, sporting goods retailers and better department stores increased by 30.2% as compared to the first nine months of 2002. As a result, approximately 59.7% of the Company's U.S. footwear sales were through these channels of distribution, as compared to 51.9% for the same period last year. During the first nine months of 2003, sales in Reebok's basketball category grew 17.6%, driven by strong sales of both Iverson and other Rbk products. Sales of performance footwear products in the U.S. increased by 14.0% in the first nine months, led by a 47.6% increase in the Company's men's training category and a 10.8% increase in its running category. During the first nine months sales of the Company's Classic footwear products in the U.S. increased 32.9% reflecting the strong current trend for retro styled products. Partially offsetting these increases was a decrease in sales of walking products in the U.S. The Company does not plan to launch its new walking product until spring 2004.

        U.S. apparel sales of the Reebok Brand increased in the first nine months of 2003 by 28.6% to $406.1 million from $315.7 million in the first nine months of 2002. The sales increase came from both sports licensed and Reebok branded apparel. Retailer and consumer demand for the Company's sports licensed products continues to be strong. Although Reebok's U.S. branded apparel business generated sales increases during the third quarter of 2003, the increases came from the Company's decision to close out product early and this adversely affected its margins during the first nine months of 2003.

        International sales of the Reebok Brand (including footwear and apparel) were $1.022 billion in the first nine months of 2003, an increase of 12.1% from sales of $912.0 million in the first nine months of 2002. Currency has favorably impacted these comparisons. On a constant dollar basis, international sales of the Reebok Brand increased $9.9 million or 1.0%. During the first nine months of 2003 European sales increased 12.1%, or 2.6% in constant dollars as compared to the first nine months of 2002. In constant dollars, sales increased in many European countries including France, Holland, Poland, Spain, Sweden and the U.K. During the first nine months of 2003, sales declined in Germany and Italy where the Company has elected to exit certain retail channels of distribution. For the first nine months of 2003, in constant dollars, international sales increased in the adventure, basketball, running and kids categories.

        Rockport's sales for the first nine months 2003 were $274.2 million, a decrease of 4.8% from sales of $288.1 million in the first nine month of 2002. Year to date, the women's component of Rockport's business was approximately 14%. International revenues accounted for approximately 32% of Rockport's sales in the first nine months of 2003 as compared to 29% in the first nine months of 2002.

        Sales of the Company's other brands, Ralph Lauren Footwear and The Greg Norman Collection, were $131.1 million in the first nine months of 2003, an increase of 16.6% from sales of $112.4 million in the first nine months of 2002.

        During the first nine months of 2003, the Company's overall gross margin was 38.5% of sales, which is the same when compared with the Company's gross margin for the first nine months of 2002. However, during the first nine months of 2002 the Company had the positive settlement of certain outstanding international customs related matters, which accounted for 37 basis points of the reported margin. Excluding this amount in 2002, margins increased 37 basis points for the first nine months of 2003 as compared to the first nine months of 2002. During the first nine months of 2003, margins benefited from the strengthening exchange rates in many of our international businesses. The Company estimates that the strengthening of the Euro and Pound Sterling favorably impacted margins by approximately 100 basis points, as compared to the first nine months of 2002. Partially offsetting the currency benefit was a decline in the margins of Reebok's U.S. apparel business, reflecting the Company's decision to actively closeout slow moving product. This negatively impacted the Company's gross margin by over 50 basis points in the first nine months of 2003, as compared to the first nine months of 2002.

        Selling, general and administrative expenses for the first nine months of 2003 were $808.8 million, or 30.6% of sales, an increase of $82.9 million when compared with the first nine months of 2002 selling, general and administrative expenses of $725.9 million, or 30.7% of sales.

        During the first nine months of 2003 the Company increased its advertising, marketing, product design, development and research expenses by 9.7% over the first nine months of 2002. During the first nine months the Company increased its global advertising expenditures for the Reebok Brand by 10.3%. At the same time the Company achieved selling, general and administrative expense leverage on its other non-brand building type expenses of 40 basis points, thereby improving its overall selling, general and administrative expense leverage on a year-to-date basis.

        Included in other expense, net, are the amortization of finite-lived intangibles, certain currency losses and other non-operating expenses. Net interest expense was $13.1 million for the first nine months of 2003 as compared to $10.2 million for the first nine months of 2002. The increase was primarily due to the lower rates of return the Company realized on invested cash and increased bank borrowings in certain foreign locations.

        The Company's effective income tax rate was 30.9% in the first nine months of 2003 as compared to 31.0% in the first nine months of 2002. Based on current estimates, the Company expects that the full year 2003 effective income tax rate will approximate 30.9%. However, the tax rate could fluctuate depending on the level and geographic mix of the Company's earnings, and if there are changes in the effective statutory rates.

Reebok Brand Backlog of Open Orders

        Worldwide backlog of open customer orders scheduled for delivery during the period October 1, 2003 through March 31, 2004 for the Reebok Brand increased 12.0% as compared to the same period last year, including the open orders for the Company's sports licensed apparel business. On a constant dollar basis, the comparable backlog of open orders increased 7.0%. On a worldwide basis, backlog for both footwear and apparel increased.

        U.S. footwear backlog increased 12.1%. The increase is in line with the Company's intention to grow quality market share in the athletic specialty, sporting goods and better department store channels of distribution. Open backlog in these channels increased 18% over the prior year. On a category basis, U.S. footwear backlog for Classics, running, outdoor and kids all had strong increases as compared to the prior year. During the third quarter, sales of walking products in the U.S. continued to decline and the Company's open backlog reflects a similar trend. The Company does not plan to launch its new walking product until spring 2004.

        Comparisons regarding orders scheduled for delivery for the period October 1, 2003 through March 31, 2004 are as follows for the Reebok Brand:

	Percentage Change 2003/2002
	Reported Dollars		Constant Dollars
U.S.A.:
Footwear	+	12.1%	+	12.1%
Apparel		– 1.3%		– 1.3%
Total Domestic	+	8.2%	+	8.2%
International:
Footwear	+	18.3%	+	5.7%
Apparel	+	17.4%	+	5.1%
Total International	+	17.9%	+	5.4%
Total Reebok Brand:
Footwear	+	14.2%	+	9.8%
Apparel	+	8.0%	+	2.1%
Total Reebok Brand	+	12.0%	+	7.0%

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

Liquidity and Sources of Capital

        At September 30, 2003, the Company's working capital was $1.143 billion as compared with $1.034 at December 31, 2002, and $1.007 billion at September 30, 2002. The current ratio at September 30, 2003 was 3.0 to 1, as compared to 2.8 to 1 at December 31, 2002, and 2.9 to 1 at September 30, 2002.

        Inventories at September 30, 2003 amounted to $411.0 million, approximately the same as at September 30, 2002. Excluding the impact of currency, inventories decreased approximately $18 million. Accounts receivable at September 30, 2003 increased by $90.9 million from September 30, 2002. On a constant dollar basis, the increase in accounts receivable of 8.8% is slightly less than the Company's constant dollar sales increase of 10.3%. On a constant dollar basis, days sales outstanding in accounts receivable improved slightly as compared to September 30, 2002. Cash used for operations during the first nine months of 2003 was $109.7 million, as compared to cash used for operations of $33.4 million during the first nine months of 2002. During the first nine months of 2002, the Company's cash flow from operations benefited from the full period inclusion of its new sports licensing business, as well as, the implementation of certain supply chain initiatives that favorably impacted cash flow. While these supply chain initiatives are ongoing, there has been minimal additional impact on the cash flow during the first nine months of 2003 since the primary benefit was realized upon implementation of the programs. Capital expenditures for the nine months ended September 30, 2003 were $30.2 million as compared to $15.4 million during the first nine months of 2002. Capital expenditures for 2003 are expected to be in the range of $50.0 to $75.0 million in order to support the Company's European regionalization, the accelerated rollout of SAP, the enhancement of its sports licensing production capability, and retail outlet expansion internationally. During the nine months ended September 30, 2003, the Company acquired 1,985,900 shares of treasury stock for $61.6 million. The acquisition of the shares was in accordance with the Company's previously announced intention to utilize share buybacks to partially offset the dilutive effect of outstanding stock options.

        Also during the third quarter of 2003, the Company's Board of Directors declared a semi-annual cash dividend, in the amount of $0.15 per share, which was paid on September 3, 2003, to all common stockholders of record as of August 19, 2003.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

        Our market risks, and the ways we manage them, are summarized in management's discussion and analysis of financial condition and results of operations as of December 31, 2002, included in the Company's Form 10-K for the year ended December 31, 2002. There have been no material changes in the first nine months of 2003 to such risks or our management of such risks.

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

        None.

Item 3: Defaults upon Senior Securities.

        None.

Item 4: Submission of Matters to a Vote of Security Holders.

        None.

Item 5: Other Information.

        None.

Item 6: Exhibits and Reports on Form 8-K.

(a)
Exhibits

31.1	Certification of Paul Fireman, Chairman and Chief Executive Officer, dated November 14, 2003, and made pursuant to Rule 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2
Certification of Kenneth Watchmaker, Executive Vice President and Chief Financial Officer, dated November 14, 2003, and made pursuant to Rule 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. 31.3
32.1
Certification of Paul Fireman, Chairman and Chief Executive Officer, dated as of November 14, 2003, and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2
Certification of Kenneth Watchmaker, Executive Vice President and Chief Financial Officer, dated as of November 14, 2003, and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(b)
Current Reports on Form 8-K

        The Company furnished a Current Report on Form 8-K with the Commission on October 24, 2003. The Company furnished its preliminary financial results for the quarter ended September 30, 2003 pursuant to Item 12 of Form 8-K, "Results of Operations and Financial Condition," and in accordance with SEC Release No. 33-8216.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2003
REEBOK INTERNATIONAL LTD.
	BY:	/s/ KENNETH WATCHMAKER Kenneth Watchmaker Executive Vice President and Chief Financial Officer