Form 10-K
period 2003-12-31
REEBOK INTERNATIONAL LTD
filed 2004-03-15
CIK 770949

Use these links to rapidly review the document
TABLE OF CONTENTS

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 under the Securities Exchange Act of 1934). Yes ☒    No ☐

        As of June 30, 2003, the aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant was approximately $1,590,726,274.

        As of March 5, 2004, 59,776,595 shares of the registrant's Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Certain parts of registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 4, 2004, which will be filed with the Securities and Exchange Commission not later than March 22, 2004, are incorporated by reference in Part III of this Report.

REEBOK INTERNATIONAL LTD.
ANNUAL REPORT ON FORM 10-K
TABLE OF CONTENTS

i --

-- ii

PART I

Item 1.  Business.

GENERAL     —    Reebok International Ltd. is a global company that designs and markets sports and fitness products, including footwear, apparel and accessories (Reebok International Ltd. is referred to herein, together with its subsidiaries, as "the Company," "we," "our" and "us" unless specified otherwise). We also design and market casual footwear, apparel and accessories for non-athletic use.

        We design, market and sell products under a number of brands, of which the four principal brands are:

  •
  The Reebok® Brand ("Reebok"), which encompasses our Reebok-branded products and our sports licensing business, including our National Football League and National Basketball Association-branded products;

  •
  The Rockport® brand, which is owned by our subsidiary The Rockport Company, LLC ("Rockport");

  •
  The Ralph Lauren® and Polo® footwear brands, which are licensed by our subsidiary Ralph Lauren Footwear Co., Inc. ("Ralph Lauren Footwear"); and

  •
  The Greg Norman® brand, which is licensed by our Greg Norman Division for use in our Greg Norman Collection ("Greg Norman Collection").

        Our revenues are derived principally from the wholesale distribution of our products to selected athletic specialty stores and other higher-end retail shops, as well as sporting goods stores, moderate and better department stores, and shoe stores. To reinforce and further capitalize on the reputation of our brands, we also pursue opportunities to license our trademarks and other intellectual property to third parties for use on equipment, apparel, accessories, sporting goods, health clubs and related products and services.

        As a multi-brand company, we are able to leverage our resources across our brands by integrating common operations and sharing key assets such as our research and development facilities. Our operations are consolidated into our world headquarters in Canton, Massachusetts.

        During calendar year 2003 our net income increased to $157.3 million, or $2.43 per diluted share, from $126.5 million, or $1.97 per diluted share, for calendar year 2002. Our net sales increased by 11.4% to $3.485 billion in 2003 from $3.128 billion in 2002.

        Reebok International Ltd. is a Massachusetts corporation that was organized on July 26, 1979.

        Reebok's filings with the Securities and Exchange Commission, including our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and amendments to such reports, are accessible free of charge on our website at www.reebok.com.

1 --

THE REEBOK BRAND     —    Our Reebok Brand designs and markets sports, fitness and casual footwear, apparel and accessories that emphasize athletic performance and style, as well as related sports and fitness products. The Reebok Brand also includes our sports licensing business. Reebok's products include footwear in a wide variety of sports and fitness categories, as well as lifestyle footwear and sports and fitness apparel and accessories. Our Reebok products also include footwear and apparel for children sold under both our Reebok and Weebok® brands. The Reebok Brand was honored as the "2003 Brand of the Year" by Footwear News, an influential trade publication.

Product Lines

        During 2003 we organized our Reebok Brand business around integrated product development and marketing teams focused on each of three main product lines: Rbk®; Performance; and Classic. Each of these product lines features product offerings for men, women and children that are designed for specific consumer groups, and each line is supported by targeted marketing and advertising initiatives.

Rbk

        Reebok's Rbk product collection features street-inspired footwear, apparel and accessories designed to appeal to young, fashion-oriented consumers. Our Rbk products seek to incorporate cutting-edge fashion and technology into performance products that are relevant to today's youth culture.

        During 2003 we continued our "Sounds and Rhythm of Sport" marketing platform for RBK, which emphasizes the connection between sport, music, fashion and entertainment in youth culture. In April 2003 we launched the "S. Carter Collection by Rbk," the signature footwear collection of hip-hop star Jay-Z that includes both men's and women's shoes. The global introduction of this collection met with strong consumer demand. We followed up the success of Jay-Z's collection with the introduction in November 2003 of a signature footwear collection for men and women featuring hip-hop artist 50 Cent. The launch of this collection, called the "G-Unit® Collection by Rbk," was also successful. In November 2003 we expanded the "S. Carter Collection by Rbk" to include additional footwear models. We supported both the "S. Carter Collection by Rbk" and the "G-Unit Collection by Rbk" with grass roots marketing and publicity, and we also ran a television commercial featuring both Jay-Z and 50 Cent that premiered during the 2003 BET Music Awards. In addition, during the summer of 2003 we and Foot Locker sponsored the "Rock The Mic" tour headlined by Jay-Z and 50-Cent. Following our successes with Jay-Z and 50 Cent, in December 2003 we entered into a licensing agreement with producer and rock/hip-hop artist Pharrell Williams under which we plan to develop the "Ice Cream™" collection of men's and women's Rbk footwear and a men's apparel collection to be called "Billionaire Boys Club™." These collections, which we plan to introduce in Summer 2004 with limited distribution in select high-end boutiques and better department stores, are intended to fuse skate, hip-hop and alternative rock global youth cultures.

-- 2

        We also used grassroots marketing in 2003 to promote our products and enhance Rbk brand awareness, particularly among young, urban-oriented consumers. For example, we continued to sponsor the Entertainers Basketball Classic (EBC) tournament at Rucker Park, the premier street basketball competition in the U.S. We also conducted extensive grassroots activities to support our launch of the S. Carter and G-Unit collections, including providing product samples to key trendsetters, sponsorship of the "Rock The Mic" tour, and presence during the Mix Show Power Summit in Puerto Rico, which featured the nation's leading DJs.

        Our Rbk line includes products designed and marketed under our relationship with National Basketball Association (NBA) star Allen Iverson of the Philadelphia 76ers. We market a signature line of footwear and apparel bearing Iverson's endorsement, and we have the right to use his name and image throughout his playing career and beyond. Our Iverson™ products include the I3® basketball footwear and apparel collection, as well as our Off the Clock™ Signature Collection, which features footwear that reflects Iverson's off-court lifestyle. In Fall 2003 we supported the launch of Iverson's new Answer 7 basketball shoe with thirty and sixty second versions of a television commercial featuring Iverson practicing his ball handling as he runs through the early morning streets of Philadelphia.

        Our Rbk product line also includes our Above the Rim® (ATR®) basketball collection of footwear, apparel and accessories. In 2003 we promoted our ATR products with endorsements from NBA stars Baron Davis of the New Orleans Hornets, Steve Francis of the Houston Rockets, Kenyon Martin of the New Jersey Nets and Jason Richardson of the Golden State Warriors to promote our Above the Rim products. We supported our Above the Rim collection with our "Whodunit" interactive marketing campaign featuring these four NBA stars in integrated television, print, outdoor and online advertising. In addition, Iverson, Davis, Francis, Martin and Richardson promoted Iverson and ATR products in the "Our Five" television commercial featuring music composed by rap artist Jay-Z. Our Rbk line also includes our Xbeam® basketball footwear collection, and during 2003 we expanded our Rbk line to include running shoes.

        We distribute our Rbk products through a limited number of authorized Rbk retailers, including athletic specialty retailers, independent retailers located primarily in urban areas and select sporting goods retailers. Our distribution strategy is focused on those retailers at which we believe younger, urban-oriented consumers tend to shop. In addition, we operate a company-owned Rbk concept store in Philadelphia that features our Iverson and other Rbk products in an atmosphere that combines music, sports and entertainment with fashion.

Performance

        The products in Reebok's Performance line are designed for, and marketed to, athletic consumers who seek performance from their footwear, apparel and accessories. The Performance line includes products designed for basketball, running, fitness, football, soccer, tennis and other sports. Our Performance products incorporate technological features such as our DMX® footwear cushioning technology, our 3D Ultralite footwear material and our PLAY DRY® moisture management systems.

3 --

Performance products are also designed to reflect a sense of fashion and style. In August 2003 we launched our new Vector marketing campaign that targets sports performance enthusiasts with the message "Wear the Vector. Outperform." The Vector campaign includes television and print advertising designed to connect our Vector® logo with consumers as the symbol of our heritage as a performance footwear and apparel brand. During 2003 we launched a television commercial in support of our Performance products featuring a montage of athletes who endorse the Reebok Brand competing in a variety of athletic pursuits. We also introduced a television commercial depicting J.W. Foster, the pioneer of modern track footwear and the founder of J.W. Foster and Sons, the predecessor to the Reebok Brand, which emphasizes Reebok's historical performance credentials.

        Included in the Performance line are apparel and footwear products designed and marketed under the licensing agreements we entered into during 2001 with the National Football League (NFL) and the NBA. Our Performance line will also include footwear designed and marketed under the license agreement we entered into in February 2004 with Major League Baseball. These agreements and our NFL® and NBA® products are described below under the heading "Sports Licensing." During the Super Bowl in January 2003 we introduced our "Terry Tate: Office Linebacker" television commercial, which received wide critical acclaim and won the Cannes Lions International Advertising Festival's "Golden Lion Award." We also ran two additional television commercials featuring Terry Tate during 2003. The Terry Tate advertising campaign generated millions of visits to our website and created significant publicity for our brand. In 2003 AdWeek magazine named Reebok "Interactive Marketer of the Year" for our integrated, online advertising campaigns, including Terry Tate and WhoDunnit.

        In February 2003 we introduced our Premier Series of running shoes at retail. The Premier Series features performance-oriented products designed for serious runners and is intended to re-establish Reebok with our heritage as an authentic running shoe brand. Premier Series running shoes are designed for technical performance and incorporate features such as our DMX Foam and DMX Shear cushioning technology and our Play Dry moisture management system. Our Premier running shoes earned accolades from top running publications such as "Runner's World," from which we won two Editor's Choice awards, and "Running Network," which awarded our Premier Road shoe its "Gold Medal Award." During 2003 our marketing for the Premier Series of running products focused primarily on print advertising in running periodicals and grassroots marketing at running events, including our "Fit for the Way You Run" tour that brought the mobile Premier Running Zone vehicle to major running events and select athletic retailers nationwide.

        In October 2003 we announced that Reebok entered into a multi-year endorsement agreement with Houston Rockets star Yao Ming, a native of Shanghai, China, who will be central to our efforts as we work with the NBA to develop the basketball apparel and footwear market throughout Asia. During 2003 we also entered into an agreement with Sonny Vaccaro, a leader in grassroots basketball marketing with whom we plan to develop a comprehensive grassroots basketball platform designed to further connect our brand with the youth basketball market. Under our agreement with Sonny Vaccaro we also agreed to sponsor several high-profile amateur basketball tournaments that he runs in the United States.

-- 4

Classic

        Reebok's Classic lifestyle product line includes both long-time consumer favorite Reebok footwear and apparel products as well as Classic-inspired re-interpretations of Reebok's past footwear and apparel designs that incorporate new technologies, fabrics and materials. Many of our Classic products seek to capitalize on the "retro" look that is currently popular with consumers by reflecting distinctive design elements from past Reebok products.

        During 2003 we featured Grammy award-winning pop singer Shakira and hip-hop star and actress Eve in the promotion of our Classic product collection. Shakira appeared in a critically acclaimed television commercial for our Classic products, and we sponsored her first worldwide tour "The Tour of the Mongoose." We featured Eve alongside rap artist Fabolous in a television advertisement for the Classic Cielo shoe. Eve also appeared in two Reebok Classic print advertisements. We also co-produced with Lady Foot Locker a television commercial starring hip-hop and R&B star Mary J. Blige wearing Reebok's Classic Clyp shoe and Classic apparel. This campaign was also promoted through window displays at each of Lady Foot Locker's approximately 600 stores nationwide, and coupons for Reebok product that were included with copies of Mary J. Blige's album love and life. In addition, during 2003 we ran a television commercial featuring hip-hop celebrity DJ Clue in support of our Classic products.

        Our product and distribution strategy for our Classic line focuses on segmenting our products in those distribution channels that reflect the different types of consumers for whom our Classic product collections are intended, and on merchandising and assortment planning to ensure that our products are effectively presented at retail.

Sports Licensing

        In 2001 we entered into license agreements with the NFL and the NBA.

        Under our license agreement with the NFL, Reebok is the exclusive supplier of uniforms, sideline apparel and coaches' wear for all 32 NFL teams. In addition, Reebok has the right to associate Reebok-branded footwear products and the Reebok Brand with the NFL trademarks that are licensed to us. Reebok also has the exclusive right to manufacture and distribute NFL-branded replica jerseys, headwear (other than football helmets), footwear, gloves and fitness equipment. In addition, we are the exclusive distributor of NFL-branded apparel and accessories in the athletic specialty, sporting goods and better department store distribution channels, and we are a non-exclusive distributor of NFL-branded apparel through catalogs, in retail stores that primarily carry NFL-branded products and in other retail channels. The territory in which we are licensed by the NFL to distribute NFL-branded apparel and accessories includes the United States, Canada, Mexico, Europe, Israel, the United Kingdom, Ireland and Japan.

        Reebok's NFL-branded products include our NFL Equipment® line of apparel, which includes the same products that are worn by players and coaches during all NFL games, as well as our Gridiron® Classics line of lifestyle apparel products featuring a "retro" look that evokes the history of

5 --

the NFL. In addition to NFL Equipment and Gridiron Classics, in 2003 we designed, marketed and distributed NFL footwear, as well as replica jerseys and headwear. During 2003 the number of NFL players wearing our cleated football shoes onfield increased from approximately 300 to more than 400 players. All of these football cleats bore both the Reebok Vector logo and the NFL logo. We also supplied the NFL Pro CXT sideline shoe worn onfield by NFL coaches and trainers. For the 2003 holiday season we introduced our NFL Run & Hit cross trainer, which was available in most NFL team colors and coordinated with our NFL apparel products. In 2004 we plan to expand our NFL footwear offerings to include two new cross training shoes that will be worn by more than 200 players. Our NFL Equipment line also includes technical football apparel such as performance t-shirts, training pants and football gloves.

        In November 2003 we launched, through one of our licensees, a workout bench and weights combo that is branded "NFL by Reebok." During 2004 we plan to explore opportunities to expand our selection of NFL-branded fitness equipment.

        We supported the NFL Equipment line with a television and print advertising campaign featuring the tagline "Only One Brand Hangs in Every Locker." Our NFL Equipment advertising in 2003 featured NFL stars such as Baltimore Raven's linebacker Ray Lewis and Philadelphia Eagles quarterback Donovan McNabb. Reebok also engages in an integrated marketing campaign throughout the year in order to extend the selling season for NFL-licensed products beyond the traditional NFL season. In addition, under our agreement with the NFL we have the right to depict Reebok athletes in their NFL uniforms for advertising purposes and in point-of-purchase displays, which we believe enhances our marketing of Reebok-branded footwear and apparel.

        In 2003 we continued our strategy to grow the market for NFL-branded products by producing multiple tiers of product that are differentiated by their design and features and are intended for sale to consumers through targeted channels of distribution. For example, we distribute our NFL Equipment product line primarily through athletic specialty and independent retailers, while our different tiers of NFL replica jerseys are distributed selectively through targeted channels of distribution, including athletic specialty and independent retailers, sporting goods retailers, moderate department stores and mass-market retailers.

        Under our license agreement with the NFL, the NFL receives annual royalty guarantees and has the option to acquire an equity position in Onfield Apparel Group, LLC (OAG), the subsidiary through which we conduct our NFL business. In addition, at the time we entered into the license agreement we granted warrants to the NFL to purchase up to 1.6 million shares of our common stock. The exercisability of these warrants could accelerate and the exercise price could increase depending on the duration of the license, which may be affected by the achievement of various criteria and other factors.

-- 6

        Under our license agreement with the NBA, Reebok is the exclusive supplier of uniforms, shooting shirts, warm-ups and practice wear to 19 NBA teams for the 2003-04 season, and will become the exclusive supplier to all NBA teams beginning with the 2004-05 season. Also during 2003 we entered into a five-year agreement with the NBA under which, beginning with the 2003-04 NBA season, Reebok is the exclusive licensee for NBA-branded apparel in Asia, including China, Hong Kong, Japan, Thailand, India, Singapore, Macau, Indonesia, Malaysia and South Korea. This territory will expand to include Taiwan and the Philippines in October 2004.

        During 2003 we introduced our Hardwood Classics® NBA-branded apparel featuring retro-styled jerseys, shorts, shooting shirts and warm-up jackets and pants. We promoted these products in conjunction with nine NBA teams that wore Hardwood Classics apparel during NBA games played on special Hardwood Classics Nights. We were also the official supplier of on-court apparel, warm-ups and shooting shirts for the 2004 NBA All-Star Game™, and we introduced 2004 NBA All-Star Game apparel at retail. In addition, during 2003 we launched our NBA D'Funkd™ collection of retro-inspired fashion apparel. In August of 2004 we plan to introduce NBA Swingman® apparel, which will be positioned at retail between our authentic and replica NBA-branded apparel.

        Also during 2003 we leveraged our relationship with the NBA by marketing basketball footwear bearing both the Reebok Vector logo and the NBA logo. In 2003 we expanded our line of NBA-branded footwear, introducing products in team colors that integrated with our NBA apparel products. Our NBA footwear products combine innovative technical features with cutting-edge fashion. In 2004 we plan to expand our NBA footwear collection to include technically advanced, performance-oriented products designed to appeal to younger consumers. These products will be supported by comprehensive in-store marketing integrating footwear, apparel and accessories. We also plan to introduce casual, retro-inspired NBA footwear that will coordinate with our NBA-branded apparel.

        Since 2001 Reebok has also been the exclusive supplier of uniforms, shooting shirts, warm-ups and practice wear to all teams in the Women's National Basketball Association (WNBA) and to all National Basketball Development League (NBDL) teams. We believe our relationship with the NBA and its affiliated leagues promotes sales of both our Reebok-branded products and our NBA-branded products.

        In addition, Reebok currently has the exclusive right to manufacture and distribute all tiers of NBA, WNBA® and NBDL®-branded replica jerseys and shorts except for mid-tier replica, and we will become the exclusive manufacturer and distributor of all tiers of replica jerseys and shorts beginning with the 2004-05 NBA season. Reebok also has the right to manufacture NBA, WNBA and NBDL-branded t-shirts, headwear, active wear, outerwear and fashion apparel, and we have the exclusive right to distribute such products in the athletic specialty, sporting goods, upper-tier department store and mid-tier department store channels of distribution. We also have the non-exclusive right to distribute such products in all other channels. Under our license agreement with the NBA we have the right to distribute NBA-branded footwear and apparel products throughout the

7 --

U.S. and Canada, and we can incorporate such products in our advertising and promotional efforts throughout the world.

        In the third quarter of 2003, together with one of our customers, we marketed our NBA-branded footwear using taxi top advertising. In the fourth quarter of 2003 we began a year-long regional mobile billboard tour featuring Boston Celtics fan-favorite Walter McCarty. In addition, throughout 2003 our NBA-branded apparel was integrated into several of our Reebok Brand advertisements, including a national print campaign featuring hip-hop star Eve. We also supported our WNBA-branded footwear and apparel through a television campaign featuring WNBA players Niki McCray, Jennifer Azzi and DeLisha Milton.

        In February 2004 Reebok entered into a license agreement with Major League Baseball under which Reebok will become the exclusive global licensee for MLB Authentic Collection® footwear. The MLB Authentic Collection features products identical to those used on the field of play by all 30 Major League Baseball Clubs. The Reebok MLB Authentic Collection product line will include both baseball and softball footwear and will feature the MLB silhouetted batter logo. Beginning in 2005 all Reebok-contracted Major League Baseball players, as well as other non-contracted players, managers and coaches, will wear Reebok's MLB Authentic Collection performance footwear. The agreement also allows Reebok to develop and market Major League Baseball-branded footwear products in other product categories.

        During 2003 we extended and significantly expanded our agreement with Liverpool Football Club (Liverpool FC), one of the world's premier soccer teams and the figurehead of our global soccer business. Under our new agreement with Liverpool FC, we have the exclusive rights to supply and market all Liverpool FC™ on-field apparel worldwide, including uniforms, warm-ups, authentic and replica jerseys and practice gear for a twelve-year term that began in 2003. We have developed a wide range of innovative and fashionable footwear and apparel products bearing the Liverpool FC and Reebok brands for distribution throughout the world. We plan to continue to leverage our relationship with Liverpool FC to grow both the Liverpool FC brand and the Reebok Brand internationally. We will also continue to work with Liverpool FC to license the club's brand for use on products in addition to apparel and footwear.

        Also in 2003 we entered into a license agreement with the Canadian Football League (CFL) under which Reebok will be the official on-field and sideline supplier to the CFL beginning in 2004. Under the agreement, Reebok will provide uniforms, sideline apparel, footwear, gloves and accessories to all CFL teams. We also entered into a licensing agreement with the Collegiate Licensing Company (CLC) under which we will introduce a line of apparel featuring the Heisman Trophy™ and Downtown Athletic Club™ brands, which are famous in college football.

        In February 2002 Reebok entered into a sponsorship and promotional rights agreement to become the official outfitter of the Indy Racing League (IRL), the premier open-wheel, oval-track auto racing series in the United States. Under the agreement, Reebok provides custom-designed, co-branded apparel to IRL officials and selected teams. In addition, the Reebok Brand receives

-- 8

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

Reebok Brand Licensing

        Reebok engages in a strategic trademark licensing program that pursues opportunities to license Reebok's trademarks and other intellectual property to third parties for use in fitness equipment, apparel, accessories, health clubs and related products and services. This program is designed to expand the Reebok Brand into new product categories, to enhance Reebok's brand image and to build consumer brand loyalty. We believe that Reebok's licensing program reinforces our reputation as a market leader.

        Reebok has licensed both domestically and internationally a line of Reebok-branded fitness equipment products for the home market, and has licensed internationally various fitness equipment products designed for use in health clubs and other institutional markets. Reebok also has domestic and international licensees for eyewear, watches and heart rate monitors, and licensees in the United States for children's apparel, team uniforms, socks and jogging strollers. Reebok also licenses the Weebok brand name for children's footwear.

        Reebok is a partner in Reebok Sports Club/NY, a premier sports and fitness complex in New York City featuring a wide array of fitness equipment, facilities and services in a luxurious atmosphere. The club utilizes approximately 135,000 square feet and occupies five floors in a building located on the upper West Side of Manhattan. Reebok licensees also operate Reebok Sports Clubs in Madrid, Spain; London, England; Sao Paolo, Brazil; and Moscow, Russia. In addition, Reebok has entered into a license for a club in St. Petersburg, Russia, which is expected to open in the second quarter of 2004.

Fitness Programming and Education

        During 2003 we continued to leverage and expand Reebok's position as a leading source of fitness programming and education through Reebok University®, our comprehensive fitness resource. Our multi-tiered fitness program encompasses strategic alliances, retail partnerships, interactive fitness programming, e-commerce, interactive marketing, consumer initiatives and product offerings. In 2003 we continued to promote our Core Training programs through the education of club owners, fitness instructors, personal trainers and club members on the techniques and benefits of using the Reebok Core Board. The Reebok Core Board, which was introduced in 2000, was the first exercise board that tilts, twists and recoils 360° in three dimensions in response to a user's movements. In addition, in November 2003 we entered into an agreement with Westin Hotels & Resorts to launch the "WestinWORKOUT Powered by Reebok" in Westin hotels throughout North America. This program

9 --

will feature custom designed fitness facilities incorporating a Reebok-designed workout regimen for travelers.

        We also continued to develop and promote other fitness programs through Reebok University, our network of Master Trainers and our Alliance fitness instructors. We complement these programs with a line of Reebok fitness videos, as well as with Reebok fitness equipment products such as the Reebok Core Board, the Step Reebok® exercise platform and Reebok home exercise equipment such as treadmills and exercise bikes. We use our fitness website at www.reeboku.com as a relationship building platform through the delivery of Reebok University fitness programs and information. More than 50,000 U.S.-based members of the Reebok Professional Alliance Program, an organization consisting of more than 200,000 fitness professionals worldwide, can access industry news, register for Reebok University seminars and purchase Reebok products through the website. The unique content of this website was developed in partnership with the National Academy of Sports Medicine (NASM) and is based on the research and guidelines of the NASM and the American College of Sports Medicine.

Athlete Endorsements

        We establish relationships with major sports figures, teams and leagues to enhance visibility for the Reebok Brand and create awareness of and demand for Reebok-branded footwear and apparel products.

        In 2003 we continued to focus our sports marketing efforts on key athlete icons who exemplify distinct lifestyles, rising young stars and athletes who are at the pinnacle of their sport. We also engage in select team and league sponsorships that we believe enhance the authenticity of Reebok as a performance brand.

        To promote the sale of Reebok's basketball products in 2003 we utilized athlete endorsements with a number of players and teams, some of which include:

  •
  Allen Iverson, the charismatic Philadelphia 76ers point guard who was voted by the fans to start each of the past five NBA All-Star Games, has led the NBA in steals and minutes each of the past three seasons, has led the NBA in scoring three of the past five seasons, was named to the 2003 USA Basketball Men's National Team, and was named the NBA's most valuable player for the 2000-01 season;

  •
  Yao Ming of the Houston Rockets, who was the starting center for the Western Conference in both the 2003 and 2004 NBA All-Star Games and was a unanimous selection to the 2002-03 NBA All-Rookie First Team;

  •
  Steve Francis of the Houston Rockets, who was voted by NBA fans to start in each of the past three NBA All-Star Games and was co-winner of the 2000 Rookie of the Year award;

  •
  Kenyon Martin of the New Jersey Nets, who was named a 2004 NBA All-Star, was selected for the 2003 USA Basketball Men's National Team, and was named to the NBA All-Rookie First Team in 2000-01;

-- 10

  •
  Jason Richardson of the Golden State Warriors, who was a member of the 2002 NBA All-Rookie First Team and who won the slam dunk competition held at both the 2002 and 2003 NBA All-Star Games;

  •
  Baron Davis of the New Orleans Hornets, who currently ranks among the NBA leaders in points, steals and assists for the 2003-04 season and who was named to the 2002 and 2004 NBA Eastern Conference All-Star teams;

  •
  Predrag "Peja" Stojakovic of the Sacramento Kings, who was named to the past three NBA Western Conference All-Star teams and who won the NBA All-Star Three-Point Shootout in 2002 and 2003; and

  •
  The college basketball programs at the University of Utah, University of Memphis and Boston College.

        To promote our tennis and running footwear and apparel, we have endorsement agreements with a number of athletes, including:

  •
  Professional tennis player Andy Roddick, winner of the 2003 U.S. Open men's singles title; and

  •
  Track athletes Carolina Kluft, who won the gold medal in the Hepthathlon at the 2003 World Track Championships, Christine Arron, Kelly Holmes, Darren Campbell, Nicolas Macrozonaris, Edwardo Torres and Jorge Torres.

        To promote the sale of cross-training and cleated baseball and football shoes during 2003 our endorsement agreements included:

  •
  More than four hundred NFL players, including Pro Bowl players Peyton Manning of the Indianapolis Colts, who was the NFL's co-most valuable player in 2003, Priest Holmes of the Kansas City Chiefs, who set the all-time NFL record for touchdowns in a season during the 2003 season, Clinton Portis of the Washington Redskins, Torry Holt of the St. Louis Rams, Richard Seymour of the New England Patriots, Donovan McNabb of the Philadelphia Eagles, and Chad Pennington of the New York Jets;

  •
  Major League Baseball stars Curt Schilling and Manny Ramirez of the Boston Red Sox, Josh Beckett of the Florida Marlins, who was the most valuable player of the 2003 World Series, Angel Berroa of the Kansas City Royals, who was the American League Rookie of the Year in 2003, and Andy Pettite of the Houston Astros; and

  •
  The college football program at Boston College.

        To promote our soccer products, we have a number of sponsorship agreements with both individuals and teams, including:

  •
  Julie Foudy, member of the U.S. national team;

  •
  Ryan Giggs, of Manchester United;

  •
  Iker Casillas, goalkeeper with Real Madrid and Spain;

11 --

  •
  Liverpool FC, one of the world's best-known soccer teams; and

  •
  Sporting Lisbon of Portugal, West Ham United Football Club, Manchester City Football Club, and Bolton Wanderers, which includes the naming rights to "Reebok Stadium," the Wanderers' home stadium.

U.S. Operations

        Reebok's U.S. operations unit is responsible for all Reebok Brand footwear and apparel products that we sell in the United States. Our sales of Reebok Brand footwear in the United States totaled approximately $1.036 billion in 2003, compared to approximately $931.7 million in 2002. Reebok Brand apparel sales in the United States in 2003, including sports licensed apparel, totaled approximately $561.2 million, compared to approximately $461.2 million in 2002.

        In the United States we sell our products through both an employee sales force and independent sales representatives. Reebok's U.S. national sales staff and locally-based sales employees and sales representatives are supported by retail marketing representatives who assist in retail merchandising efforts and provide information to consumers and retailers regarding the features of Reebok's products.

        Reebok's U.S. distribution strategy emphasizes high-quality retailers. Reebok footwear and apparel products are distributed primarily through athletic specialty retailers, sporting goods stores and department stores, with specialty products also distributed through certain specialty channels. During 2003 we launched an initiative, which we plan to continue in 2004, to grow the Reebok Brand's presence with urban independent retailers. We also permit select Reebok retailers to sell Reebok-branded products to consumers through the Internet. We expect such e-commerce arrangements to continue in 2004. In addition, Reebok is party to an agreement with a third party to operate Reebok's on-line store, which is linked to Reebok's website at www.reebok.com.

        We operate approximately 206 factory direct store fronts in the United States that sell a variety of our footwear, apparel and accessories. Of these, 115 factory direct store fronts sell our Reebok-branded products, 76 sell our Rockport products, 11 sell our Greg Norman Collection products, and four sell our Ralph Lauren Footwear products. Some of our factory direct stores sell more than one of our brands and have separate store fronts in the same building for each brand. We count each of these as a separate store front. Our factory direct stores allow us to control the disposition of excess inventory without compromising our primary channels of distribution. We do not anticipate significantly expanding the number of factory direct stores in the United States during 2004.

        We also operate five company-owned retail stores, known as "concept stores." Our New York City and Santa Monica, California concept stores feature a wide selection of Reebok footwear, apparel and accessories from our current product lines, while the concept store at our Canton headquarters features a wide selection of products from the current product lines of each of our Reebok, Rockport, Greg Norman Collection and Ralph Lauren Footwear brands. Reebok also operates a concept store that features Reebok's basketball products at the Naismith Memorial

-- 12

Basketball Hall of Fame in Springfield, Massachusetts. We also operate a Rbk concept store, which is located in Philadelphia, Pennsylvania. While we plan to close the Santa Monica concept store in early 2004, we plan to open a new concept store in Los Angeles during the third quarter of 2004. Our New York City concept store underwent extensive renovations during 2003, with a Reebok men's concept store opening in October 2003 alongside the Reebok women's concept store and the Reebok Sports Club on New York City's Upper West Side.

International Operations

        Reebok coordinates international sales, as well as Latin American regional operations, from our corporate headquarters in Canton, Massachusetts. We also have a European headquarters in Rotterdam, The Netherlands which is responsible for our operations in Europe, the Middle East and Africa, and a regional office in Hong Kong that is responsible for our operations in the Far East. Reebok's Canadian operations are managed through our wholly owned subsidiary headquartered outside of Toronto. We market Reebok-branded products internationally through our wholly owned subsidiaries in Austria, Belgium, France, Germany, Ireland, The Netherlands, Italy, Poland, Portugal, Sweden (which covers Sweden, Denmark and Norway), the United Kingdom, Japan and South Korea, and through our majority owned subsidiaries in India, Mexico and Spain. We also market products internationally through 39 independent distributors and sub-distributors and two joint ventures in which we hold a minority equity interest. Through this international distribution network, products bearing the Reebok Brand are actively marketed in approximately 170 countries and territories.

        There are approximately 72 Reebok factory direct stores located in Europe, Canada, Mexico and Japan. These factory direct stores are owned either by us, our subsidiaries or joint ventures in which we hold a majority interest. In 2004 we plan to open approximately four to six additional factory direct stores outside the United States.

        During 2003 we continued to implement our European Strategic Plan under which we are taking an integrated, regionalized approach to our operations across Europe. Under the plan, Reebok's European operations are managed from our European headquarters and a centralized European management team is responsible for the functional areas of product, marketing and sales with the goal of integrating Reebok's strategies throughout Europe. These strategies are executed by Reebok's country general managers in the local markets. We are aligning footwear and apparel product design and development along a single European-focused product strategy. Over the next few years we plan to continue to implement SAP information management software in all of Reebok's European operations. We believe this will improve Reebok's ability to analyze key business data and implement common business practices in all the countries in which Reebok operates in Europe. In addition, we plan to implement a single inventory management and allocation system in Europe that we believe will improve the efficiency and effectiveness of Reebok's supply chain management across Europe. We also intend to continue centralizing our European warehousing and distribution operations in our distribution facility in Rotterdam, The Netherlands.

13 --

        During 2003 the contribution of Reebok's international operations unit to overall sales of Reebok-branded products increased to approximately $1.339 billion from approximately $1.199 billion in 2002. Reebok's 2003 international sales were positively impacted by the strengthening of various foreign currencies. These sales figures do not reflect the full wholesale value of all Reebok-branded products sold outside the United States in 2003 or 2002 because some of Reebok's international distributors are not our subsidiaries and sales by such distributors to retailers are not included in the calculation of our international sales. If we included the full wholesale value of all international sales of Reebok-branded products during 2003, total sales of Reebok-branded products outside the United States would represent approximately $1.414 billion in wholesale value (compared with approximately $1.277 billion in 2002).

THE ROCKPORT COMPANY     —    Rockport designs, produces, markets and distributes worldwide specially engineered comfort footwear under the Rockport brand for men and women. In addition, the Rockport Kids line of children's footwear is produced and distributed by a licensee of Rockport. Rockport licensees also produce and distribute various complementary product categories such as Rockport-branded hosiery.

        Rockport's net sales decreased to $361.0 million in 2003 from approximately $385.6 million in 2002, a decrease of approximately 6.4%. In 2003 Rockport's international net sales increased approximately 1.4% from its international net sales in 2002.

        Designed to address the different aspects of consumers' lives, Rockport's product line includes casual, dress and performance shoes. Under Rockport's product segmentation strategy, which is intended to expand Rockport's consumer base and distribution channels, Rockport offers three distinctive collections of men's footwear: Rockport Reserve, which is Rockport's premier collection; Rockport, which is Rockport's core collection; and XCS®, which is a more rugged, active collection. These collections are placed in distribution channels according to where Rockport believes the targeted consumer shops for his or her footwear. In 2004 Rockport plans to expand its channels of distribution by selling men's and women's outdoor footwear through sporting goods retailers. Rockport also plans to launch a print advertising campaign to support new product introductions and to communicate the core values of the Rockport brand.

        Rockport markets its products to authorized retailers throughout the United States primarily through a locally-based employee sales staff. Internationally, Rockport markets its products through approximately 30 distributors in approximately 50 foreign countries and territories. Many of Rockport's international distributors are our subsidiaries, while the others are either joint venture partners or independent distributors that also sell Reebok-branded products. Rockport's on-line store is operated under an agreement with the same third party that operates Reebok's on-line store. Rockport's on-line store is linked to Rockport's website at www.rockport.com. Rockport also permits select retailers to sell Rockport-branded products to consumers through the internet.

        Rockport distributes its products in the United States primarily through select higher-quality national and local shoe store chains, department stores, independent shoe stores and outdoor outfitters. Rockport emphasizes retailers that provide substantial point-of-sale assistance and carry a

-- 14

full product line, and has not pursued mass merchandisers or discount outlets for the distribution of its products. Rockport also sells its products through seven company-owned retail stores in the United States, and has licensed a number of independently-owned Rockport shops that exclusively sell Rockport-branded products. In addition, during 2003 Rockport opened a company-owned retail store in Manchester, England.

RALPH LAUREN FOOTWEAR     —    Ralph Lauren Footwear's product line features traditional classics in addition to Polo Sport®, the Polo Jeans Co.® line and a children's line. Ralph Lauren Footwear also features dress and casual silhouettes influenced by the Lauren® product line. Ralph Lauren Footwear sells Ralph Lauren and Polo Ralph Lauren® footwear products through top-tier retailers and through Polo-owned retail stores. The Polo Jeans Co. and Polo Sport lines are sold through major department stores and Polo Jeans Co. and Polo Sport specialty stores, as well as through selected athletic specialty retailers.

        In the United States, Ralph Lauren Footwear markets its products to authorized retailers principally through its employee sales staff. Internationally, Ralph Lauren Footwear has distributors in Japan, Canada, Spain, Portugal, South Korea and Greece, as well as a distributor in Latin America that covers most of South America and Central America and a number of territories in the Carribbean. Ralph Lauren Footwear employees distribute products in Asia Pacific (other than Japan) and in the United Kingdom, Ireland, France and the Middle East, while sales in eleven other European countries are made by independent sales agents. Ralph Lauren Footwear markets its children's footwear line globally through an independent distributor.

        Because we license the Ralph Lauren and Polo brands, our Ralph Lauren Footwear business is subject to risks and uncertainties common to licensing arrangements that are described below under the heading "ISSUES AND UNCERTAINTIES."

GREG NORMAN COLLECTION     —    Our Greg Norman Collection produces a range of men's and women's apparel and accessories marketed under the Greg Norman name and logo. Originally a golf apparel line, the Greg Norman Collection has grown its line of sportswear to include products such as wovens, Play Dry outerwear and sweaters. Launched in 2000, Play Dry has become an integral part of the Greg Norman Collection's product assortment. This moisture wicking technology keeps wearers cooler, drier and more comfortable. The Greg Norman Collection's Play Dry Weatherknit collection features water repellent and wind resistant styles that incorporate knitted technology that is engineered for quiet yet active movement. Products are sold principally at upper-end price points in department and specialty stores, on-course pro shops and golf specialty stores, as well as in Greg Norman-dedicated shops. The Greg Norman Division is also responsible for golf apparel bearing the Reebok logo. During 2003 the Greg Norman Collection launched its women's apparel collection.

        The Greg Norman Collection uses a combination of distributors and licensees to market and distribute Greg Norman-branded products internationally. The brand is currently represented in Australia, India, Singapore, Malaysia and Indonesia in the Far East; in several Middle East countries;

15 --

in England, Ireland, Scotland, Portugal, Germany, France and the Benelux countries in Europe; in Canada; in Mexico; and in South Africa.

        The Greg Norman brand is marketed through its endorsement by professional golfer Greg Norman and a marketing and advertising campaign designed to reflect his multi-faceted, powerfully active and elegant lifestyle. Marketing activities include print advertising in consumer and trade periodicals, retail in-store promotions, trade shows and a worldwide merchandise fixturing program that ensures a consistent product presentation on a global basis. Greg Norman Collection products are sold by a combination of independent sales representatives and employee account executives.

        Because we license the Greg Norman brand, our Greg Norman Collection business is subject to risks and uncertainties common to licensing arrangements that are described below under the heading "ISSUES AND UNCERTAINTIES."

TRADEMARKS AND OTHER PROPRIETARY RIGHTS     —    We own the Reebok and Rockport trademarks and we have contractual rights that survive in perpetuity to use the Greg Norman name and logo. We also have rights to use the Ralph Lauren name under license and rights to use certain marks of the NFL and NBA pursuant to our licensing arrangements with each league. We believe that our Reebok and Rockport trademarks and our rights to use these other names and logos are of great value, and that the loss of any of these trademark rights may have an adverse impact on our business. We are vigilant in protecting our marks from counterfeiting and infringement and we cooperate with the established trademark enforcement programs of the NFL and NBA. We also believe that our technologies and designs are of great value and we are vigilant in procuring and enforcing our patents and other proprietary rights in the United States and other countries.

RESEARCH AND DEVELOPMENT     —    We are committed to bringing our consumers innovative technology in both our footwear and apparel products, and to this end we engage in significant product research and development. In 2003 we spent approximately $50.6 million on product research, development and evaluation, compared to approximately $44.8 million in 2002 and approximately $41.7 million in 2001.

TECHNOLOGY     —    We place a strong emphasis on technology and we have continued to incorporate various proprietary performance technologies into our products, focusing on cushioning, stability and lightweight features in our footwear products and on comfort and moisture management in our apparel products.

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

        Our most significant technologies are DMX, The Pump® and 3D Ultralite. Our DMX technology provides superb cushioning utilizing a heel-to-forefoot, active airflow system that delivers cushioning

-- 16

when and where it is needed. Originally introduced in 1995, we have enhanced and expanded this technology by developing multiple versions of DMX to meet the performance demands of various activities, taking into account performance attributes, aesthetics and price among the various versions. Current versions include a six-pod system (the DMX(6)), a ten-pod system (the DMX(10)), two two-pod systems (the DMX Walk and DMX Max) and a DMX sockliner. In addition, we have expanded our DMX cushioning technologies to include DMX Foam.

        During 2003, we continued to develop new versions of our DMX technology and to expand the range of footwear products featuring DMX. For example, in December 2003 Reebok introduced its new DMX Max walking shoe, which represents an advancement of our DMX walking technology featuring significantly more air transfer than our previous DMX walking products. In addition, we continued to incorporate 3D Ultralite, our proprietary material allowing midsole and outsole to be combined in a single, injection molded unit, into our performance footwear. 3D Ultralite provides a unique blend of lightweight, flexible and durable properties. We have continued to expand and improve our 3D Ultralite technology with the introduction of a highly resilient Injection EVA midsole version and a lightweight high abrasion 3D Ultralite outsole. Also in 2003 we continued to redevelop our proprietary inflatable shoe technology, The Pump, exploring broader and more varied applications for this technology in our footwear. We plan to re-introduce our The Pump technology in the second half of 2004 with a new generation of "The Pump PSI" technology. Finally, we have incorporated advanced technologies into certain of our apparel products with our Play Dry moisture-management systems. These moisture-wicking technologies help to keep the wearer dry, which facilitates regulation of his or her body temperature. We plan to expand our range of apparel products incorporating moisture-management technologies.

SEASONALITY     —    Our sales of athletic and casual footwear and apparel tend to be somewhat seasonal in nature, with the strongest sales occurring in the third quarter, which corresponds to the back-to-school period.

SINGLE CUSTOMER     —    There was no single customer that accounted for 10% or more of our overall net sales in 2003.

COMPETITION AND COMPETITORS     —    Competition in the sports and fitness footwear and apparel business is intense both in the United States and worldwide, with new entrants and established companies providing challenges in every category. Competitors of our Reebok-branded footwear include Nike, adidas, New Balance, Puma, Converse, K-Swiss, Fila and Skechers. There are also numerous competitors of our Reebok-branded apparel including Nike, adidas, Puma, Rocawear, Ecko, Brand Jordan, FUBU, Mecca and ENYCE. We are the third largest seller of athletic footwear and apparel in the world, measured by market share. The principal methods of competition in our industry include product design, product performance, quality, price, brand image, marketing and promotion, customer support and service, and ability to meet delivery commitments to retailers. We believe we are competitive in each of these areas.

17 --

        Our other product lines also continue to confront strong competition. The casual footwear market in which our Rockport-branded products compete is highly competitive. Due to the diversity of product designs and intended end uses, however, there are very few companies that Rockport competes with directly in every product category. Companies that could be described as competitors in specific product categories include, among others, Timberland, Clarks, Ecco, Mephisto, Bostonian, Merrell, Easy Spirit and Nine West. Rockport-branded products occupy a strong position in the comfort and walking shoe market. Competition in this area has intensified as competitors have followed Rockport's lead by incorporating comfort technologies into their footwear. In addition, Rockport produces men's and women's dress shoes and competes in this market with other leading makers of dress shoes.

        Our Greg Norman Collection competes with Ashworth, Cutter & Buck, Tommy Bahama, Izod, Ralph Lauren, Tommy Hilfiger, Nautica and other makers of casual sportswear and golf apparel.

        Our Ralph Lauren Footwear brand competes with such brands as Cole Haan, Timberland, Tommy Hilfiger, Prada, Gucci, Puma, Nike, adidas, Diesel, Kenneth Cole and Donna Karan.

MANUFACTURING     —    Most of our products are produced by independent manufacturers that are principally located outside the United States. We source some of our apparel and some of the component parts used in our footwear, however, from independent manufacturers located in the United States. In addition, we operate facilities in Indianapolis, Indiana and Mattapoisett, Massachusetts that provide apparel and accessory finishing for our sports licensing business.

        Each of our operating units generally contracts with its manufacturers on a purchase order basis, subject in most cases to the terms of a formal manufacturing agreement or, where product is sourced through agents, a buying agency agreement. All contract manufacturing is performed in accordance with detailed specifications furnished by the operating unit and is subject to strict quality control standards, with a right to reject products that do not meet specifications. To date, we have not encountered any significant problems with product rejection or customer returns due to quality problems. We generally consider relationships with our contract manufacturers to be good.

        As part of our commitment to human rights, we require agents and manufacturers of our products to apply the Reebok Human Rights Standards, which set forth acceptable factory policies and procedures regarding workplace conditions. We use a global program to implement these standards that includes internal and independent monitoring, the provision of technical assistance to improve air quality in factories producing our footwear, a worker communication system to resolve conflicts in such factories and other initiatives to improve workplace conditions consistent with our Human Rights Production Standards. For example, in conjunction with our human rights program we required our suppliers of soccer balls in Pakistan to end the use of child labor by centralizing all production, including ball stitching, so that the labor force can be adequately monitored to prevent the use of child labor. Reebok-branded soccer balls are sold with a guarantee that the balls are made without child labor. Reebok is also a participating company in the Fair Labor Association.

-- 18

        Similarly, we carefully monitor the substances used in the manufacture of our products to assure that the health of the consumer, as well as the environment, is protected. Accordingly, we maintain a comprehensive list of restricted substances the use of which we either limit or prohibit in any product manufactured for us. Vendors whose materials are used in the production of our products, and factories that assemble our products, are required to certify that they are in compliance with our Reebok Restricted Substances Policy. We continue to monitor governmental restrictions worldwide, which are incorporated into our Restricted Substances Policy. In many respects our Restricted Substances Policy exceeds the mandated governmental restrictions. For example, we have a program to eliminate the use of Polyvinyl Chloride (PVC) in our footwear due to concerns expressed by environmental organizations over the possible formation of dioxins, a group of toxic and persistent substances in the environment, during PVC production and incineration.

        Reebok's wholly owned Hong Kong subsidiary, together with a network of affiliates in China, Indonesia, India, Taiwan, Thailand, South Korea and Vietnam, provides product development, quality assurance and inspection services with respect to footwear purchased by the U.S. and International divisions of Reebok, Rockport and Ralph Lauren Footwear. This network of group companies also inspects certain components and materials purchased by unrelated manufacturers for use in footwear production, facilitates the shipment of footwear from shipping point to the point of destination, and arranges for the issuance of letters of credit or wire transfers, the primary means used to pay manufacturers for finished products. Our apparel group utilizes the services of independent third parties as well as our Hong Kong subsidiary and its affiliates in the Far East to assist in the placement, inspection and shipment of apparel and accessories orders internationally. Our apparel group retains and manages those independent contractors responsible for production of apparel in the United States. The remainder of our order placement, quality assurance and inspection work is handled by a combination of employees and independent contractors for the various countries in which our products are made.

        China, Indonesia, Thailand and Vietnam were our primary sources for footwear manufacturing during 2003, accounting for approximately 51%, 24%, 12% and 12%, respectively, of total footwear production (based on the number of units produced). Our largest manufacturer accounted for approximately 22% of our total footwear production in 2003. We expect to increase sourcing of our footwear manufacturing from Vietnam during 2004.

        During 2003 approximately 29% of our manufacturing of apparel to be sold in the U.S. was sourced from the U.S. and other signatories to the NAFTA treaty, approximately 25% was sourced from countries in the Caribbean Basin, and approximately 46% was sourced from Asia. Taiwan, Korea and Vietnam were our primary sources for apparel manufacturing in Asia in 2003, accounting for approximately 31%, 31% and 9%, respectively, of our total apparel production in Asia based on the number of units produced, with the remainder sourced from various other Asian countries. Apparel manufacturing in the United States was comprised primarily of screen printing as well as cutting and sewing product from fabrics imported from our manufacturers' affiliated mills in Asia. Most of our Asian manufacturing was sourced through an agent that manages regional supply chains of

19 --

manufacturers and raw materials suppliers, while the balance was sourced directly through independent manufacturers.

        Our manufacturing of apparel to be sold internationally in 2003 was sourced on a regional basis. In Europe the majority of our apparel manufacturing was sourced through an agent from manufacturers in China, Taiwan and Korea, with supplemental sourcing from manufacturers in Vietnam, Portugal and Turkey. In Asia Pacific manufacturing was sourced from local Asian manufacturers. The majority of our manufacturing of apparel products to be sold in Canada and Latin America was sourced in conjunction with the manufacturing of apparel for sale in the U.S. or in Europe, with additional sourcing of products for sale in Canada from manufacturers in Mexico.

SOURCES OF SUPPLY     —    The principal materials used in our footwear products are leather, nylon, rubber, ethylvinyl acetate and polyurethane. Most of these materials can be obtained from a number of sources, although a loss of supply could temporarily disrupt production. Some of the components used in our technologies are obtained from only one or two sources, and accordingly a loss of supply could disrupt production. The principal materials used in our apparel products are synthetics and cotton/synthetic blends designed specifically for end-user performance. These materials can be obtained from a number of sources.

        Footwear products that are manufactured overseas and shipped to the United States for sale are subject to U.S. Customs duties. Duties on the footwear products we import range from 4.3% to 66.0%, depending upon their construction and whether the principal component is leather or some other material.

        As with our international sales operations, our footwear and apparel production operations are subject to the usual risks of doing business abroad such as import duties, quotas and other threats to free trade, foreign currency fluctuations and restrictions, labor unrest and political instability. These are more fully described below in the section entitled "TRADE POLICY." We believe that we have the ability to develop, over time, adequate substitute sources of supply for the products we presently obtain from foreign suppliers. If, however, events prevented us from acquiring products from our suppliers in China, Indonesia or Thailand, or significantly increased the cost of such products, our operations could be seriously disrupted until alternative suppliers were found, and such disruption could have a significant negative financial impact on us. We believe that our competitors would be similarly impacted by such disruption.

TRADE POLICY     —    With the initiation in November 2001 of the Doha Round of multilateral trade negotiations in the WTO, the U.S., the European Union (EU) and other countries have proposed dramatic reductions in footwear and apparel duties. These proposals will be refined during several years of negotiations, but if they are adopted in whole or in part such proposals could significantly reduce the cost of footwear and apparel products to consumers. We believe this would benefit all distributors of footwear products, including us.

-- 20

Imports into the U.S.

        Because China is our largest source of footwear manufacturing, we closely monitor any import restrictions imposed on footwear from China. As a result of the admission of China into the World Trade Organization (WTO) in December 2001, the threat of the United States imposing restrictions on the import of shoes from China has reduced substantially. Therefore, we do not believe that the U.S. will impose such restrictions during 2004. If, however, trade between China and the U.S. was interrupted, we believe we and our competitors would face similar challenges in locating alternative manufacturing sources.

        The United States has imposed new quotas on certain China-sourced apparel and may impose additional apparel import quotas. To date, such quotas have not altered our sourcing of apparel products. While we do source apparel from China, we believe that we source relatively less of our apparel from China than our competitors and that as a result we have more flexibility to shift manufacturing to other countries if necessary. The U.S. has also increased surveillance of working conditions relating to the manufacture of apparel overseas, and has imposed additional inspection and documentation requirements upon entry of the products into the United States to assure that the country of origin of products is properly disclosed. This has, in some cases, resulted in delays in delivery to customers, which is a problem being encountered by all importers of textiles and apparel into the United States. Trade associations representing the entire U.S. apparel import industry are concerned. We believe that due to our diversified apparel sourcing and our careful selection of vendors and factories under our Human Rights Production Standards, enforcement of new apparel import quotas will not require a significant change in sourcing. While delivery delays could occur while documentation is processed, we believe that such delays will not impact us to a greater extent than they impact our major competitors.

        The implementation by the United States of the Trade Act of 2003 has generated significant new Federal requirements for cargo security, particularly focused on imports of containerized cargo. Because Reebok is a major importer of such cargo, we have aggressively implemented cargo security measures consistent with programs administered by the Bureau of Customs and Border Protection of the Department of Homeland Security (CBP). These programs include the Customs Trade Partnership Against Terrorism (C-TPAT), which requires a comprehensive assessment of supply chain security from the origin of the cargo, such as factories producing products in Asia, to the final destination, such as our warehouses and "direct ship" customers in the United States. Reebok has implemented a comprehensive plan developed in concert with CBP than includes using supply chain service providers that are themselves C-TPAT certified. Reebok was among the first companies in the country to have a plan certified by CBP. Another Federally mandated security program is the 24 Hour Advance Notice requirement, which assures that CBP is notified 24 hours in advance of loading our cargo on U.S.-bound ships at foreign ports. We have fully implemented this initiative without disruption to our supply chain. It is expected that similar advance notification requirements will increasingly be mandated by other countries. Based upon our supply chain assessment and implementation experience, we believe we are in a position to meet future U.S. and international cargo security mandates without delay or other adverse impact to our distribution program.

21 --

Imports into the European Union

        In 1994 the EU imposed import quotas on certain footwear sourced from China. These quotas will apply to the Eastern European countries that will join the EU in May 2004. The EU's quota scheme has not had a significant effect on our business because it provides an exemption for certain higher-priced special technology athletic footwear. This exemption is available for most Reebok-branded footwear products and some Rockport-branded footwear products. As the Euro has risen relative to the U.S. Dollar, the exemption for higher-priced shoes has narrowed. Because of our available quota, the gradual phase-out by the EU of this quota scheme and our sourcing options outside China, however, we do not expect disruption in our ability to satisfy orders. While we do not anticipate disruption, we do expect that any impact on us would be the same as the impact on our competitors.

        Under an agreement between the EU and China, the EU will gradually phase out these restrictions on imports, with elimination scheduled for 2005. The EU has, however, reserved the right to impose EU import restrictions in case of a surge of imports. Accordingly, it is possible that in the future the EU could impose new restrictions on imports of footwear from China. With enlargement of the EU scheduled for May 2004, existing EU restrictions on footwear imports will be imposed on ten additional countries as of that date. Any new safeguard measures would also apply to the new members of the EU. Such safeguard measures could be imposed in a short time frame and could, depending upon their scope and application, disrupt distribution and sales of footwear from these countries. As with the EU footwear restrictions in place since 1994, the impact on our Company would be the same as on our competitors. Through trade associations, we and other brands are collectively advocating against any such new safeguard measures.

        If safeguard measures are imposed in a manner that narrows the current athletic exemption, certain of our product lines could be affected adversely, requiring either sourcing from countries other than China or design modifications. Should this occur, our business would be adversely affected. We do not believe, however, that our products would be affected more severely than those of our major competitors. Because we continue to source our products in Vietnam and other nations, not all products are subject to the EU import restrictions on footwear produced in China. Until Vietnam becomes a member of the WTO, however, it remains vulnerable to trade sanctions and import restrictions.

        The EU maintains antidumping duties on certain leather-upper footwear from China, Thailand and Indonesia. Because these duties apply only to low-cost footwear below the import prices of most products sold under the Reebok and Rockport brands, our products have not been significantly impacted by such duties.

-- 22

        The EU has restricted or banned the use of hundreds of substances that can be found in consumer products, and it continues to expand the list of restricted substances. Japan and some EU member states have imposed even more stringent restrictions on certain substances. Further, we are aware of instances where European consumers (and some European retailers) have rejected products containing substances not restricted by any law for environmental, health and human rights concerns. Such consumer action and the response of retailers could disrupt distribution and cause withdrawal of the product from the market, which would substantially impact our sales of those products. While it is impossible to predict such consumer action, we do closely monitor the demands of non-governmental organizations active in Europe and elsewhere and, where appropriate, we constructively engage with them in an effort to address their concerns. To date we have not encountered rejection of any of our products.

        To address environmental, health and human rights concerns, through our Reebok Restricted Substances Policy we have engaged in an aggressive initiative to assure that our products do not contain substances restricted by law in the U.S., EU, Japan and other markets, or substances that have been otherwise identified as undesirable. By informing our contract manufacturers and their material suppliers of the Reebok Restricted Substances Policy, and requiring their compliance with such policy, we have been able to preclude governmental enforcement action that could disrupt delivery of product to the market.

        The EU has also promulgated a Recycling Directive. We are in compliance with this directive for our shipping, packaging and consumer packaging through our participation in various EU approved programs. As is the case for restricted substances, we go beyond the legal requirements in the area of recycling by using one-hundred percent recycled material in our shoe boxes throughout the world.

Other Markets

        Other countries, including Mexico, Canada, Colombia, Chile and South Africa, maintain import restrictions on footwear from China. Reebok is able to serve these markets either through exemptions covering our products or through alternative sourcing from countries other than China. Some smaller markets may restrict all footwear imports from time to time, and at such times our sales and our competitors' sales are severely reduced in such markets, although in some countries such as Argentina we have been able to find unique alternative sources such as Brazil. None of our major markets has imposed or is expected to adopt such blanket restrictions.

PRINCIPAL PRODUCTS     —    Sales of the following categories of products contributed more than 10% of our total consolidated net sales in the years indicated: 2003, footwear (approximately 64%) and apparel (approximately 36%); 2002, footwear (approximately 66%) and apparel (approximately 34%); and 2001, footwear (approximately 70%) and apparel (approximately 30%).

BACKLOG     —    The backlog of orders that are scheduled for delivery during the period January 1, 2004 through June 30, 2004 that we believe to be firm (though cancelable by the purchaser) total approximately $1.19 billion, compared to approximately $1.08 billion for the period January 1, 2003 through June 30, 2003. This reflects our company-wide backlog, including orders for all of our brands.

23 --

Our backlog position is not necessarily indicative of future sales trends because many customer orders are cancelable, currencies may fluctuate and the ratio of future orders to "at once" shipments, which represent current replenishments of ongoing customer programs, can vary from period to period. Also, sales by Company-owned retail stores, which are not included in our backlog, may vary from year to year. In addition, many markets in South America and Asia Pacific are not included in our backlog because sales are made in those regions through our independent distributors.

WORKING CAPITAL ITEMS     —    We must commit to production tooling, and in some cases to production, in advance of orders because of the relatively long lead times for design and production in the footwear industry. We must also maintain inventory to fulfill "at-once" shipments. We believe our practices with respect to working capital items are consistent with practices in the footwear and apparel industry in general.

        We have a committed $300 million revolving credit facility, which includes a letter of credit subfacility of $200 million, with a syndicate of banks. This facility was entered into in 2002. Our credit agreement includes various covenants, including the requirement to maintain a minimum interest coverage ratio and a debt to adjusted earnings ratio. We also have various arrangements with numerous banks that provide an aggregate of approximately $535 million of uncommitted facilities, substantially all of which are available to our foreign subsidiaries. Of this amount, approximately $291 million is available for short-term borrowings and bank overdrafts, with the remainder available for letters of credit for inventory purchases. At December 31, 2003, approximately $99 million was outstanding for open letters of credit for inventory purchases in addition to approximately $8 million in notes payable to banks and $12 million that was outstanding under standby letters of credit.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS     —    Financial information about geographic operations appears in Note 15 of the Consolidated Financial Statements on page 74.

EMPLOYEES     —    As of December 31, 2003, we had approximately 7,760 regular full-time and part-time employees. We have never suffered a material interruption of business caused by labor disputes with employees, and we consider our employee relations to be good.

-- 24

EXECUTIVE OFFICERS OF THE REGISTRANT     —    Our executive officers are:

Name	Age	Office Held
Paul Fireman	60	Chief Executive Officer and Chairman of the Board of Directors
Jay Margolis	55	President and Chief Operating Officer
Kenneth Watchmaker	61	Executive Vice President and Chief Financial Officer
David Baxter	37	Senior Vice President, President and Chief Executive Officer of Onfield Apparel Group
Suzanne Biszantz	33	Senior Vice President, President and Chief Executive Officer of the Greg Norman Collection
David A. Pace	43	Senior Vice President, General Counsel and Clerk
Richard Paterno	46	Senior Vice President, President and Chief Executive Officer of The Rockport Company, LLC
Terry Pillow	50	Senior Vice President, President and Chief Executive Officer of Ralph Lauren Footwear Co., Inc.

        Our executive officers hold office until the first meeting of the Board of Directors following our annual meeting of stockholders, or special meeting in lieu thereof, and thereafter until their respective successors are chosen and qualified. Reebok has adopted the RIL Employee Corporate Standards of Business Conduct, a written code of ethics that applies to all of Reebok's officers and employees worldwide. The Corporate Standards are posted on our website at www.reebok.com.

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

        Kenneth Watchmaker has been an Executive Vice President of the Company since February 1994 and was appointed Chief Financial Officer in June 1995. Prior to his appointment as Chief Financial Officer, he was Executive Vice President with responsibility for finance, footwear production and management information systems. He joined the Company in July 1992 as Executive Vice President, Operations and Finance, of the Reebok Brand. Prior to joining the Company, Mr. Watchmaker was a Senior Partner of Ernst & Young LLP.

25 --

        David Baxter became a Senior Vice President of the Company in May 2003. He was appointed President of Onfield Apparel Group in October 2002 after joining the Company in March 2001 as Senior Vice President and Chief Operating Officer of Onfield Apparel Group. Prior to joining Reebok, Mr. Baxter served as President of Logo Athletic from January 2000 until he joined the Company. He joined Logo Athletic in 1998 as Senior Vice President of Sales and Marketing, a position he held until his promotion to President. Prior to joining Logo Athletic, Mr. Baxter was Director of Apparel Sales for National Accounts for adidas America, Inc. from 1996 until 1998. He joined adidas as that company's West Coast Regional Sales Manager in 1995.

        Suzanne Biszantz became a Senior Vice President of the Company in May 2003. She was appointed President of the Greg Norman Collection in November 2002 after joining the Company in June 2001 as the General Manager/Vice President of Sales, Planning and Merchandising for the Greg Norman Collection. Prior to joining Reebok, from June 1998 until she joined the Company, Ms. Biszantz was Vice President of Sales for Ashworth, Inc. Prior to joining Ashworth, she was Director of Sales for Eastern Pacific Apparel from June 1996 until May 1998. Before that, she was National Sales Manager for COMO Sport, then a division of Cobra Golf, Inc.

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

-- 26

Item 2.  Properties.

        We lease most of the properties that we use in our business. In 2000 we moved our corporate headquarters, including the principal offices of the Reebok Brand and our U.S. operations, to newly built facilities in Canton, Massachusetts. Our headquarters building contains approximately 522,000 square feet of space sited on a 42-acre campus. We entered into an operating lease agreement in 1998 for the purpose of financing the construction of our new headquarters. Under this agreement, the lessor purchased the property and paid for the construction costs and is currently leasing the facility to us. The initial lease term is six years, with five two-year renewal options. We are in the process of finalizing an amendment to the lease under which the initial term would be extended for an additional five years, with two five-year renewal options. The amendment to the lease would also provide us with the option to lease from the lessor a property adjacent to the Company's headquarters, the acquisition of which by the lessor would be financed under the lease. The lease includes substantial residual value guarantees by us and includes a purchase option that we may exercise at the original cost of the property.

        In addition, we own our principal U.S. warehouse and distribution center, containing approximately 350,000 square feet of usable space, in Stoughton, Massachusetts, approximately five miles from our headquarters. We also lease approximately 330,000 square feet of space in Memphis, Tennessee, approximately 118,000 square feet of space in Mattapoisett, Massachusetts, approximately 600,000 square feet of space in Indianapolis, Indiana, and we sublease approximately 221,000 square feet of space in Norwood, Massachusetts, which we use as warehouse and distribution centers. Rockport owns its principal U.S. distribution center, which consists of approximately 285,000 usable square feet on approximately 140 acres of land in Lancaster, Massachusetts.

        Our international operations were previously headquartered in Stockley Park, London, where our U.K. subsidiary still leases approximately 37,000 square feet under a fifteen-year lease guaranteed by us. We have subleased approximately one-half of this property for the remaining term of the lease.

        In June 1998 we entered into an operating lease agreement for the purpose of financing construction costs for a new distribution facility in Rotterdam, The Netherlands. Under the agreement the lessor leased the land pursuant to a 99-year ground lease and paid for the construction costs, and currently leases the entire facility to us. The initial lease term is six years, with one five-year renewal option. The lease provides for substantial residual value guarantees by us and includes a purchase option exercisable by us at the original cost of the property. We also lease our European shared services center in Rotterdam, which occupies approximately 10,000 square feet.

        We own and lease other warehouses, offices, showrooms and retail and other facilities in the United States and in various foreign countries to meet our space requirements. We believe that these arrangements are satisfactory to meet our needs.

27 --

Item 3.  Legal Proceedings.

        We are involved in various legal proceedings generally incidental to our business. While it is not feasible to predict or determine the outcome of these proceedings, we do not believe that they should result in a materially adverse effect on our financial position, results of operations or liquidity.

Item 4.  Submission of Matters to a Vote of Security Holders.

        No matter was submitted to a vote of our security holders during the fourth quarter of 2003, through the solicitation of proxies or otherwise.

[The remainder of this page is intentionally left blank.]

-- 28

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

        The Company's common stock is listed on the New York Stock Exchange and is traded under the symbol RBK. As of March 5, 2004, there were 6,006 record holders of the Company's common stock. The following table sets forth the quarterly high and low sales prices during 2003 and 2002:

	2003		2002
Quarter
	High	Low	High	Low
First	$33.55	$28.52	$29.95	$25.01
Second	35.20	29.50	30.20	24.63
Third	36.25	31.50	30.25	22.70
Fourth	40.70	33.25	29.77	21.25

        The Company did not pay cash dividends during 2002. On September 3, 2003, the Company paid a cash dividend in the amount of $0.15 per share to all shareholders of record as of August 19, 2003.

Item 6.  Selected Financial Data.

        The following selected financial data is qualified by reference to, and should be read in conjunction with, the financial statements, including the notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report.

Year ended December 31,	2003	2002	2001	2000	1999
	Amounts in thousands, except per share data
Net sales	$3,485,316	$3,127,872	$2,992,878	$2,865,240	$2,899,872
Income before income taxes, minority interest and cumulative effect of change in accounting principle	234,152	195,387	155,806	135,805	28,038
Net income before cumulative effect of change in accounting principle	157,254	131,528	102,726	80,878	11,045
Cumulative effect of change in accounting principle		(5,070)
Net Income	157,254	126,458	102,726	80,878	11,045
Special charges (credits) (net of taxes)		(281)	(367)	2,101	39,440
Cash dividends per common share	.15
Basic earnings per share:
Before cumulative effect of change in accounting principle	2.65	2.21	1.75	1.42	..20
Cumulative effect of change in accounting principle		(.09)
Basic earnings per share	2.65	2.12	1.75	1.42	.20
Diluted earnings per share:
Before cumulative effect of change in accounting principle	2.43	2.04	1.66	1.40	..20
Cumulative effect of change in accounting principle		(.07)
Diluted earnings per share	2.43	1.97	1.66	1.40	.20

29 --

	December 31,
	2003	2002	2001	2000	1999
Working capital	$1,160,862	$1,033,647	$845,289	$737,066	$626,715
Total assets	1,989,742	1,860,772	1,543,173	1,463,046	1,564,128
Long-term debt, inclusive of current portion	353,388	353,454	351,307	358,828	555,469
Stockholders' equity	1,033,710	884,570	719,938	607,863	528,816

        Financial data for 2002 includes a net special charge credit of ($281) after-taxes. During 2002 the company recorded a special charge of $4,645 after-taxes related to the effective termination of a marketing contract. The Company also revised certain prior estimates by $4,926 after-taxes, primarily related to the finalization of certain legal matters and asset dispositions, which the Company concluded were no longer necessary.

        Financial data for 2001 includes a net special charge credit of ($367) after-taxes. During 2001 the Company recorded a special charge of $4,590 for the integration and consolidation of the Company's Rockport and Ralph Lauren Footwear brands into its shared service operation and reduced certain previously recorded provisions of $4,957 that had been made with respect to the expected proceeds from the sale of one of the Company's subsidiaries. The subsidiary was sold in 2001.

        In 2000 the Company did not record any new charges, but did increase certain previously recorded estimates by $2,101 after-taxes, or $0.04 per diluted share, based on actual amounts paid by the Company. The change in estimates related primarily to certain provisions that had been made for restructuring activities in the Company's global operations. Financial data for 2000 includes this change in estimates, which was recorded in special charges.

        Financial data for 1999 includes special charges of $39,440 after-taxes, or $0.69 per diluted share, pertaining to restructuring activities in the Company's global operations and to the settlement of litigation.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

SPECIAL NOTE CONCERNING FORWARD LOOKING STATEMENTS    —    This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements about the Company's sales, revenues, earnings, spending, margins, cash flow, orders, inventory, products, actions, plans, strategies, objectives and guidance with respect to the Company's future operating results. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words "believe," "anticipate," "expect," "estimate," "intend," "plan," "project," "will be," "will continue," "will result," "could," "may," "might" or any variations of such words or other words with similar meanings. Any such statements are subject to risks and uncertainties that could cause the Company's actual results to differ materially from the results discussed in such forward-looking statements. Prospective information is based on management's then current expectations or forecasts. Such information is subject to the risk that such expectations or forecasts, or the assumptions underlying such expectations

-- 30

or forecasts, may change. The Company assumes no obligation to update any such forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

        Other risks and uncertainties are discussed elsewhere in this report and in further detail under the caption entitled "ISSUES AND UNCERTAINTIES," as well as in other reports filed by the Company with the Securities and Exchange Commission. In addition, the Company operates in a highly competitive and rapidly changing environment. Therefore, new risk factors can arise, and it is not possible for management to predict all such risk factors, nor to assess the impact of all such risk factors on the Company's business or the extent to which any individual risk factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement. Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

CRITICAL ACCOUNTING POLICIES    —    The Company's significant accounting policies are described in Note 1 to the Consolidated Financial Statements included in this Annual Report on Form 10-K. The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis the Company evaluates its estimates, including those related to sales returns and allowances, the realizability of outstanding accounts receivable, the carrying value of inventories, hedging policies, and the provision for income taxes. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. In the past, actual results have not been materially different from the Company's estimates. However, results may differ from these estimates under different assumptions or conditions.

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

31 --

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

-- 32

RECENTLY ISSUED ACCOUNTING STANDARDS    —    The Company has described the impact anticipated from the adoption of certain new accounting pronouncements effective in 2003 in Note 1 to the Consolidated Financial Statements.

CONSTANT DOLLAR COMPARISONS    —    The Company provides certain constant dollar comparisons, which eliminate the effect of foreign currency fluctuations on such comparisons, in this Annual Report on Form 10-K. Constant dollars are calculated by translating the prior period financial information at the current period foreign exchange rates, thereby eliminating the effect of foreign currency fluctuations. Because of the significance of the Company's international operations and because of the significant fluctuation that has occurred in foreign currency values as compared to the U.S. Dollar, the Company believes that disclosing constant dollar comparisons in certain instances assists in the readers' understanding of the Company's consolidated financial statements. However, such comparisons may not reflect future changes in currency.

OPERATING RESULTS 2003    —    Net sales for the year ended December 31, 2003 were $3.485 billion, an increase of $357.4 million, or 11.4%, from the year ended December 31, 2002 sales of $3.128 billion. On a constant dollar basis, which eliminates the effect of foreign currency exchange fluctuations, net sales for the year ended December 31, 2003 increased $217.7 million or 6.7%. Worldwide sales of the Reebok Brand were $2.937 billion in 2003, an increase of $345.0 million, or 13.3%, from 2002 sales of $2.592 billion. On a constant dollar basis, worldwide sales of the Reebok Brand increased $215.0 million or 7.9%.

        U.S. footwear sales of the Reebok Brand were $1.036 billion in 2003, an 11.2% increase from the year ended December 31, 2002 sales of $931.7 million. 2003 sales of U.S. footwear to athletic specialty, sporting goods and better department store retailers increased by 33% as compared to 2002. During 2003 approximately 60% of the Company's U.S. footwear sales were through these channels of distribution, as compared to 51% during 2002. Sales of Rbk footwear products in the U.S., supported by the Company's integrated advertising and marketing campaign, increased by 48% as compared to 2002. Rbk now comprises approximately 15% of all Reebok Brand U.S. footwear sales. Sales of performance footwear products increased 13.9% for the year, led by a 13.2% increase in the running category. During 2003 the Company introduced a new collection of "Premier Series" performance running footwear. The initial introduction of Premier Series running products has helped to position the Company, once again, in key specialty running retailers. Since the Company launched these new Premier products in Spring 2003, the Company has won several awards from well respected industry sources validating its commitment to designing and producing authentic technical running products. Also during 2003, sales of the Company's Classic footwear products in the U.S. increased by 34.8% reflecting the strong current trend for retro-styled products. Partially offsetting these increases was a decrease in sales of walking products of approximately 38.5%.

        U.S. apparel sales of the Reebok Brand increased by 21.7% to $561.2 million in 2003 from $461.2 million in 2002. The sales increase came from an increase in sports licensed apparel sold under the Company's licensing agreements with the NFL and NBA that more than offset the decline the Company experienced in the sales of its U.S. branded apparel products. As a result of the poor

33 --

operating results of the Company's non-licensed U.S. branded apparel product line during 2003, the Company has made changes in the infrastructure and operation of this product line. Certain operating processes impacting the business, such as product sourcing and logistics, have been merged into the Company's shared service centers to gain efficiencies and leverage expertise that exists there.

        International sales of the Reebok Brand (including footwear and apparel) were $1.339 billion in 2003, an increase of $140.3 million, or 11.7%, from sales of $1.199 billion in 2002. International footwear sales increased 8.8% and international apparel sales increased by 15.1%. Changes in foreign currency exchange rates have favorably impacted these comparisons. On a constant dollar basis, international sales of the Reebok Brand increased $10.4 million, or 0.8%, international footwear sales decreased approximately 1.3% whereas international apparel sales increased by approximately 3.2%. During 2003 European sales increased 13.2%. All of the increase was due to currency gains as compared with the prior year. In local currency, sales increased in many European countries including France, Spain, Belgium, Poland and the U.K. During 2003 sales declined in Italy in local currency partially due to the fact that a major Italian retailer went bankrupt during the year and the Company was unable to replace that business with other Italian retailers. For the year, international sales increased in the running, basketball and soccer categories, resulting in an 18.1% increase in the performance product line. In constant dollars this increase was 9.1%.

        Rockport's sales for 2003 were $361.0 million, a decrease of 6.4% from sales of $385.6 million in 2002. Domestic sales for the Rockport Brand decreased 9.7%, whereas international sales increased 1.4% as compared to 2002. Currency has favorably impacted these comparisons. On a constant dollar basis, international sales of the Rockport Brand decreased 6.5%. International revenues accounted for approximately 32% of Rockport's sales in 2003 as compared to 30% in 2002. Rockport's domestic revenue decline was partially attributable to the difficult retail conditions that exist in two of Rockport's primary channels of distribution, which are independent shoe stores and better department stores.

        Sales of the Company's other brands, Ralph Lauren Footwear and The Greg Norman Collection, were $187.8 million in 2003, an increase of 24.6% from sales of $150.7 million in 2002.

        The Company's overall gross margin was 38.4% of sales for 2003 as compared to 38.3% for 2002, an improvement of 10 basis points. However, during 2002 the Company's gross margins benefitted from the positive settlement of certain outstanding international customs related matters from prior years, which accounted for 23 basis points of the reported margin. Excluding this amount in 2002, which is necessary to understand the margin comparisons, overall gross margins during 2003 improved 33 basis points as compared to 2002. During 2003 the strengthening of the Euro and British Pound had a favorable impact on the Company's margins. International margins increased 197 basis points, which had the effect of improving the Company's overall margins by 75 basis points in 2003 as compared to 2002. Partially offsetting the improved international gross margins was a decline in the margins of Reebok's U.S. apparel business. Due to the unfavorable retail conditions in the U.S. for basic branded apparel, the Company decided to actively close out product in order to reduce inventory risk. This negatively impacted the Company's gross margin. The decline in U.S. branded apparel

-- 34

margins had the effect of reducing overall reported margins of the Company by 43 basis points during 2003.

        Selling, general and administrative expenses for 2003 were $1,085.8 million, or 31.2% of sales, an increase of $103.6 million when compared to $982.2 million, or 31.4% of sales, for 2002. During the year, the Company supported each of its product lines, Rbk, Classic and Performance, with its own advertising campaigns. The "Sounds and Rhythm of Sport" campaign integrates sports and music and is connecting young consumers with Rbk. In 2003 the Company introduced TV advertising to support its Classic products at retail. Also during 2003, the Company began to market its performance products utilizing many of its world class athletes in its "Wear the Vector. Outperform" advertising campaign. The Company's global advertising expenditures for the Reebok Brand increased by 13.4% for 2003.

        Net interest expense was $17.4 million for the year ended December 31, 2003, an increase of $2.9 million as compared to 2002. Interest expense increased $1.7 million and interest income decreased $1.2 million. The increase in interest expense resulted from the inclusion in 2003 of fees that the Company is paying on its credit facility. The decrease in interest income resulted from lower interest income earned on cash and cash equivelants due to lower yields on invested cash.

        For the year ended December 31, 2003, other expenses, net, was $0.8 million compared to $5.9 million in 2002. Included in other expenses, net, are the amortization of finite-lived intangibles, certain currency losses and other non-operating expenses. The decrease in other expenses, net, was primarily due to the fluctuation in joint venture income. In 2002 the Company incurred certain joint venture losses of $5.6 million, whereas in 2003 there was no such loss.

        Details of the special charge activity during 2003 are as follows (dollars in thousands):

	Total	Employee Severance and Other	Marketing Contracts
Balance, December 31, 2002	$12,863	$3,863	$9,000
2003 Utilization	(1,810)	(210)	(1,600)

Balance, December 31, 2003	$11,053	$3,653	$7,400

        The effective income tax rate was 30.8% for 2003 as compared to 31.0% for 2002. Based on current estimates, the Company expects that the full year 2004 rate will increase to approximately 31.5% due to a planned change in the mix of earnings, with a greater percentage coming from the U.S. However, the 2004 tax rate could fluctuate depending on the ultimate level and geographic mix of the Company's earnings and if there are changes to statutory rates.

35 --

        At December 31, 2003, the Company had recorded net deferred tax assets of $122.5 million, of which $40.6 million, after reduction by the associated valuation allowance, is attributable to the expected utilization of foreign and state tax loss carryforwards. The remainder, $81.9 million, is attributable to the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Although realization is not assured, management believes it is more likely than not that the net deferred tax assets will be realized. The estimate of future taxable income relates to operations of the Company which have, in the past, generated a level of taxable income in excess of amounts of future taxable income necessary to realize the deferred tax assets. In addition, the Company has tax planning strategies that can utilize a portion of the tax loss carryforwards and thereby reduce the likelihood that they will expire unused. However, if the Company's estimates of future taxable income are not realized, the net carrying value of the deferred tax assets could be further reduced, thereby impacting future net income.

OPERATING RESULTS 2002    —    Net sales for the year ended December 31, 2002 were $3.128 billion, an increase of $135.0 million, or 4.5%, from the year ended December 31, 2001 sales of $2.993 billion. On a constant dollar basis, which eliminates the effect of foreign currency exchange fluctuations, net sales for the year ended December 31, 2002 increased $94.6 million, or 3.1%. Worldwide sales of the Reebok Brand were $2.592 billion in 2002, an increase of $156.0 million, or 6.4%, from 2001 sales of $2.436 billion. On a constant dollar basis, worldwide sales of the Reebok Brand increased $118.4 million, or 4.8%.

        U.S. footwear sales of the Reebok Brand were $931.7 million in 2002, approximately the same as 2001 sales of $930.5 million. Sales of U.S. footwear to the athletic specialty channel of distribution increased during 2002. This increase was the result of the Company's decision to focus on the athletic specialty channel with an integrated product and marketing strategy. In 2002 the Company launched its new Rbk product line and a number of marketing initiatives targeted at the athletic specialty channel of distribution. As part of the Rbk Collection, the Company also launched during 2002 its new Above the Rim basketball products, which the Company believes experienced strong sell-throughs at retail. During 2002 sales to the moderate department store channel of distribution declined. During 2002 sales increased in the basketball category by approximately 26%, driven by sales of Iverson and other Rbk products. Sales of Classic footwear product increased 9% from the prior year, whereas sales of walking, men's cross training and kid's footwear declined. Sales of footwear in the running category also declined during 2002 compared with 2001.

        U.S. apparel sales of the Reebok Brand increased by 37.8% to $461.2 million from $334.7 million in 2001. The sales increase came from both Reebok-branded and sports licensed apparel sold under the Company's licensing agreements with the NFL and NBA. The sales increase in Reebok-branded apparel was primarily attributable to increased sales in the Classic and basketball categories. The Company's sports licensed apparel business, which began operations in March 2001, performed well with strong sell throughs at major specialty and sporting goods accounts. During 2002 the Company

-- 36

introduced new product segments for licensed merchandise including footwear, apparel and accessories.

        International sales of the Reebok Brand (including footwear and apparel) were $1.199 billion in 2002, an increase of $28.4 million, or 2.4%, from sales of $1.170 billion in 2001. Currency fluctuations have favorably impacted these comparisons. On a constant dollar basis, international sales of the Reebok Brand decreased $9.3 million, or 0.8%. In the U.K., sales of the Reebok Brand increased 9.9%, whereas in Germany and Italy sales declined as the Company elected to exit certain retail channels of distribution and focus its efforts on brand building activities. Net sales in Europe increased 4.7%, net sales in the Asia Pacific region decreased 1.2% and net sales in Latin America decreased 12.2% for the year. On a constant dollar basis, net sales in Europe decreased 0.4%, net sales in the Asia Pacific region were flat with 2001, and net sales in Latin America decreased 4.7% for the year. International footwear sales decreased approximately 1.2%, and international apparel sales increased by approximately 7.0%.

        Rockport's sales for 2002 were $385.6 million, a decrease of 3.5% from sales of $399.6 million in 2001. Domestic sales for the Rockport Brand decreased 5.6%, whereas international sales increased 1.7% as compared to 2001. International revenues accounted for approximately 30% of Rockport's sales in 2002 as compared to 28% in 2001.

        Sales of the Company's other brands, Ralph Lauren Footwear and The Greg Norman Collection, were $150.7 million in 2002, a decrease of 4.5% from sales of $157.8 million in 2001.

        The Company's overall gross margin was 38.3% of sales for 2002 as compared to 36.7% for 2001, an improvement of 160 basis points. The margin improvement was generally across all brands and in the key markets of North America and Europe. During 2002 the Company settled certain outstanding international customs related matters which accounted for approximately 23 basis points of the margin improvement.

        Selling, general and administrative expenses for 2002 were $982.2 million, or 31.4% of sales, as compared to $913.9 million, or 30.5% of sales, for 2001, an increase of $68.3 million. During the year, the Company increased its investments in marketing and in research and development, with most of the increase supporting activities in the Reebok Brand. For the year ended December 31, 2002, total marketing expenses for the Reebok Brand approximated 10.7% of net sales, as compared to 10.5% during 2001.

        Net interest expense was $14.5 million for the year ended December 31, 2002, a decrease of $3.1 million as compared to 2001. Interest expense decreased $7.1 million and interest income decreased $4.0 million. The decrease in interest expense resulted from (i) the issuance of $250.0 million of 4.25% fixed rate debt on February 28, 2001, the proceeds from which were used to retire the Company's existing variable rate term loan, which carried higher interest rates, (ii) there were no borrowings under the Company's commercial paper program in 2002, however there were borrowings at various periods during 2001 and (iii) reductions in interest expense from an interest rate swap (converting fixed rate debt to variable) outstanding from October 2001 through October 2002.

37 --

The decrease in interest income resulted from lower interest income earned on cash and cash equivelants due to lower yields on invested cash.

        For the year ended December 31, 2002, other expenses, net, was $5.9 million compared to $11.5 million in 2001. Included in other expenses, net, are the amortization of intangibles of $1.7 million, foreign currency losses and other non-operating income and expenses.

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

REEBOK BRAND BACKLOG OF OPEN ORDERS    —    Worldwide backlog of open customer orders (including the open orders for the Company's sports licensed apparel business) that are scheduled for delivery during the period January 1, 2004 through June 30, 2004 for the Reebok Brand increased 12.9% as compared to the same period last year. Backlog in constant dollars is calculated by translating the 2002 backlog at the 2003 foreign exchange rates, thereby eliminating the effect of currency fluctuations on the comparisons.

-- 38

        Comparisons regarding orders scheduled for delivery for the period January 1, 2004 through June 30, 2004 are as follows for the Reebok Brand:

	Percentage Change 2004/2003
	Reported Dollars		Constant Dollars
U.S.A.:
Footwear	+	8.4%	+	8.4%
Apparel	+	20.9%	+	20.9%
Total Domestic	+	10.4%	+	10.4%
International:
Footwear	+	12.5%		- 2.3%
Apparel	+	20.1%	+	5.3%
Total International	+	16.1%	+	1.2%
Total Reebok Brand:
Footwear	+	9.8%	+	4.5%
Apparel	+	20.4%	+	9.7%
Total Reebok Brand	+	12.9%	+	6.1%

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

LIQUIDITY AND SOURCES OF CAPITAL    —    Working capital was $1.161 billion at December 31, 2003 compared to $1.034 billion at December 31, 2002. The current ratio at December 31, 2003 was 3.1 to 1 compared to 2.8 to 1 at December 31, 2002.

        Inventory at December 31, 2003 decreased by $47.0 million, or 11.8%, from December 31, 2002. Currency fluctuations have impacted these comparisons. On a constant dollar basis, inventories declined approximately $70.8 million. Inventory turns were 4.8 times, which is comparable to the prior year. Accounts receivable at December 31, 2003 increased by $110.6 million in reported dollars from December 31, 2002, or $83.5 million in constant dollars. Days sales outstanding in accounts receivable ("DSO") were 49 days at the end of 2003, as compared to 42 days at the end of 2002. The DSO as of the end of 2002 was somewhat lower than normal, due to the timing and flow of goods and payments somewhat related to the West Coast dock strike. At the end of 2001, DSO was 47 days, which the Company considers a more normal level. A portion of the receivable increase at December 31, 2003, as compared with last year end, is due to the increased fourth quarter revenues and a portion is due to the fact that, in the fourth quarter of 2003, the Company migrated its French subsidiary onto its new SAP enterprise software, and the migration affected the timing of the issuance of the French bills of exchange. As a result, the French subsidiary's cash collections were reduced by approximately

39 --

$30.0 million. During January 2004 the French bills of exchange were issued and the related accounts receivable were collected. The French migration increased the DSO by 3 days in 2003.

        Cash provided by operations during 2003 was $135.4 million as compared to $224.1 million during 2002. Capital expenditures for the year ended December 31, 2003 were $44.5 million as compared to $27.6 million during 2002. During 2003 the Company's capital expenditures were lower than its planned expenditures of $75.0 million because the Company deferred some of its planned capital spending until 2004. During 2004 capital expenditures are expected to be approximately $80.0 million including the rollover from 2003. The planned 2004 capital expenditures relate to planned improvements to the Company's sales force automation systems, new retail point of sale systems and new product life cycle and warehouse management systems. The Company also plans further migrations onto SAP in 2004, which will require capital investments. The Company is not planning any major additions to its retail outlet store network in the U.S., but is planning various capital improvements to its existing stores. Internationally the Company plans to increase its retail outlet store network by four to six stores.

        During 2002 the Company entered into a new $300.0 million credit facility with a group of banks to replace the Company's prior Credit Agreement, which was scheduled to expire on August 31, 2002. The new $300.0 million credit facility has a term of three years, with the option for the Company to extend the term of the facility for an additional eighteen months. The Company believes that cash generated from operations, together with the Company's existing credit lines and other financial resources, will adequately finance the Company's planned 2004 cash requirements. However, the Company's actual experience may differ from the expectations set forth in the preceding sentence. Factors that might lead to a difference include, but are not limited to, the matters discussed in this Annual Report on Form 10-K under the heading "ISSUES AND UNCERTAINTIES," as well as future events that might have the effect of reducing the Company's available cash balances (such as unexpected operating losses or increased capital or other expenditures, as well as increases in the Company's inventory or accounts receivable), or future events that might reduce or eliminate the availability of external financial resources.

        During the year ended December 31, 2003, the Company acquired 2,461,900 shares of treasury stock for $79.8 million. The acquisition of the shares was in accordance with the Company's previously announced intention to utilize share buybacks to partially offset the dilutive effect of outstanding stock options. In February 2004 the Company's Board of Directors approved the continuation of the Company's share repurchase program and authorized the repurchase of an additional $111.0 million of the Company's common stock bringing the total authorized remaining under this program, as of the date of the Board's approval, to $150.0 million.

        Also during 2003 the Company's Board of Directors declared a semi-annual cash dividend in the amount of $0.15 per share, or $8.8 million, which was paid on September 3, 2003, to shareholders of record as of August 19, 2003. In February 2004 the Company's Board of Directors declared a semi-annual cash dividend in the amount of $0.15 per share, which will be paid on March 19, 2004, to shareholders of record as of March 5, 2004.

-- 40

OFF BALANCE SHEET ARRANGEMENTS    —    The Company occupies its Canton, Massachusetts headquarters under an operating lease entered into in 1998. The lease has an initial term of six years with five two-year renewal options. The Company is in the process of finalizing an amendment to the lease under which the initial term would be extended for an additional five years, with two five-year renewal options. The amendment to the lease would also provide the Company with the option to lease from the lessor a property adjacent to the Company's headquarters, the acquisition of which by the lessor would be financed under the lease. The Company also occupies its European distribution facility in Rotterdam, The Netherlands, under an operating lease entered into in 1998. The initial lease term is six years, with one five-year renewal option. Both the Canton and Rotterdam operating leases provide for substantial residual value guarantees by the Company, and include purchase options exercisable by the Company at the original purchase prices of the respective properties. The maximum amount of the residual value guarantees under these two leases is approximately $162.2 million. The aggregate amount of the Company's rent payments under the leases during the year ended December 31, 2003 was $10.8 million, which amount was included in the Company's operating expenses. The Company leases both of these facilities from lessors that have been established by prominent financial institutions to facilitate the financing of these properties. The lessors financed the acquisition of these facilities through funding provided by third-party financial institutions. The lessors have no affiliation with the Company or any of its officers, directors or affiliates.

        One of the Company's subsidiaries sells trade receivables on a revolving basis to an entity, known as a conduit, that was established and is administered by a prominent commercial bank. The maximum amount of receivables sold at any one time is currently $25.0 million. The conduit has no affiliation with the Company or any of its officers, directors or affiliates. The transfers of the receivables are recorded in accordance with generally accepted accounting principles, and are therefore not reflected on the consolidated balance sheets of the Company.

LONG-TERM COMMITMENTS    —    Details of the Company's contractual obligations for long-term debt, leases and endorsement contracts are as follows (see Notes 6 and 7 to the Consolidated Financial Statements):

	Payments Due by Period
	Total	2004	2005	2006	2007	2008+
Long-term Debt	$352.3	$0.2	$100.2	$0.2	$0.2	$251.5
Endorsement Contracts	200.5	55.4	41.8	37.0	29.6	36.7
Operating Leases	159.5	45.7	35.2	27.7	21.3	29.6
Capital Lease Obligations	1.1	0.2	0.2	0.2	0.2	0.3

Total	$713.4	$101.5	$177.4	$65.1	$51.3	$318.1

        The amounts listed for endorsement contracts represent approximate amounts of base compensation and minimum guaranteed royalty fees the Company is committed to pay to endorsees. Actual payments under some contracts are likely to vary based upon bonuses paid, or reductions enforced, for specific performance achievements in future periods. The Company is also obligated to furnish certain endorsers with Reebok products for their use. It is not possible to determine on an annual basis what will be spent as the contracts do not generally stipulate a specific amount of cash to be spent on the product.

41 --

ISSUES AND UNCERTAINTIES    —

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

The loss of a significant customer, or a significant reduction in our sales to such a customer, could adversely affect our sales and results of operations.    While no single customer accounted for 10% or more of our overall net sales in 2003, we do have significant customers. The loss of any of these customers, or a significant reduction in our sales to any of such customers, could adversely affect our sales and results of operations. In addition, if any of such customers became insolvent or otherwise failed to pay its debts, it could have an adverse affect on our results of operations.

Our athletic footwear and apparel business is subject to consumer preferences and unanticipated shifts in consumer preferences could adversely affect our sales and results of operations.    The footwear and apparel industry is subject to rapid changes in consumer preferences. Consumer demand for athletic footwear and apparel is heavily influenced by brand image. Our initiatives to strengthen our brand image, which include conducting extensive market research, introducing new and innovative products that emphasize fashion and initiating focused advertising campaigns, may not be successful. Additionally, consumers place an emphasis on the "performance" aspect of our athletic footwear. Consequently, we must utilize current and future technology to continue to offer performance-oriented products. Our failure to anticipate, identify and react to shifts in consumer preferences and maintain a strong brand image could have an adverse effect on our sales and results of operations.

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

-- 42

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

Our business may be adversely affected by a decrease in the popularity of the sports leagues and other brands we license.    Our sports licensing business, in which sports leagues and organizations such as the NFL and the NBA license us to sell branded footwear, apparel and other products, is an important and growing part of our business. In addition to the ability to sell licensed product, the license agreements often provide us with important branding opportunities for Reebok's other core brands through on-field presence. Similarly, we license the Ralph Lauren and Polo brand names, and the Greg Norman brand name, for use by our Ralph Lauren Footwear and Greg Norman Collection businesses, respectively. The success of our sports licensing business as well as our Ralph Lauren Footwear and Greg Norman Collection businesses depends on many factors, including the popularity and success of the licensing sports league and the licensed brands. We have no assurance that the NFL, the NBA or any other brand that we license will continue to generate a high level of interest in the products they license us to sell, or that our arrangements with any sports league will continue to enhance the Reebok Brand.

Our revenues and profits may be adversely affected if we are unable to maintain license agreements on terms that are favorable to us, or if any of our license agreements is terminated.    The license agreements under which we design, market and sell licensed products bearing third parties' brands may require us to pay substantial minimum royalty guarantees that in come cases could exceed our actual sales. In addition, the terms of our license agreements vary and under some

43 --

circumstances such agreements are subject to early termination by the licensing party. In the event that we are not able to maintain license agreements on terms that are favorable to us, or if any of our license agreements is terminated, our revenues and profits may be adversely affected.

Our business is subject to economic conditions in our major markets.    Such factors include, without limitation, recession, inflation, general weakness in retail markets and changes in consumer purchasing power and preferences. Adverse changes in such economic factors could have a negative effect on our business.

Our financial position, cash flow or results may be adversely affected by the threat of terrorism and related political instability and economic uncertainty.    The threat of potential terrorist attacks on the United States and throughout the world and the attendant political instability has created an atmosphere of economic uncertainty in the United States and in foreign markets. Our results may be impacted by the macroeconomic effects of those events. A disruption in our supply chain as a result of such actions may significantly affect our business and its prospects. In addition, such events may also result in heightened domestic security and higher costs for importing and exporting shipments of components and finished goods. Any of these occurrences may have a material adverse effect on our financial position, cash flow or results in any reporting period.

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

  •
  political instability;

  •
  limitations on conversion of foreign currencies into U.S. Dollars;

  •
  restrictions on dividend payments and other payments by our foreign subsidiaries;

-- 44

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

A strengthening United States Dollar reduces our reported results of operations from our international business.    In 2003 we derived approximately 36% of our revenue from sales in foreign currencies. In our consolidated financial statements we translate local currency financial results into U.S. Dollars based on average exchange rates prevailing during a reporting period. During times of a strengthening U.S. Dollar, our reported gross margins for merchandise purchased in U.S. Dollars and sold in other currencies may be negatively impacted.

Our business may be adversely affected if we experience logistical difficulties in connection with the implementation of our European Strategic Plan, or if we encounter complications in connection with our European implementation of SAP information management software.    Under our European Strategic Plan we are implementing an integrated, regionalized approach to Reebok's operations across Europe. This plan is designed to enable us to achieve operating efficiencies, improve logistics and reduce expenses. There can be no assurance, however, that we will be able to effectively execute this plan or that such benefits will be achieved. In addition, we may experience difficulties in product delivery or other logistical operations as a result of our implementation of this plan, which could have an adverse effect on our business. We could be subject to increased expenditures and charges because of inefficiencies resulting from our implementation of this plan. In addition, over the next few years we plan to implement SAP information management software in all of Reebok's European operations. The implementation of such software could be delayed and we may encounter complications in connection with such implementation that could have an adverse effect on our business.

Because we rely on independent manufacturers to produce most of our products, our sales and profitability may be adversely affected if our independent manufacturers fail to meet pricing, product quality and timeliness requirements or if we are unable to obtain some components used in our products from limited supply sources.    We depend upon independent manufacturers to manufacture our products in a timely and cost-efficient manner while maintaining specified quality

45 --

standards. In 2003 our largest independent manufacturer accounted for approximately 22% of our total footwear production. We also rely upon the availability of sufficient production capacity at our manufacturers. Additionally, it is essential that our manufacturers deliver our products in a timely manner because our orders are cancelable by customers if agreed-upon delivery windows are not met. A failure by one or more of our manufacturers to meet established criteria for pricing, product quality or timely delivery could adversely impact our sales and profitability. In addition, some of the components used in our products are obtained from only one or two sources. A loss of one of these supply sources could disrupt and delay production and adversely affect our sales and profitability.

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

-- 46

We may not be able to realize the full value of our deferred tax assets.    We have approximately $122.5 million of net deferred tax assets, of which approximately $40.6 million, after reduction by the associated valuation allowance, is attributable to the expected utilization of tax loss carryforwards and tax credit carryforwards. Our ability to realize the carrying value of these deferred tax assets will depend on several factors including the level of taxable income we generate, the countries in which taxable income is generated, and the effectiveness of our tax planning strategies. If our estimates of future taxable income are not realized in the near-term, the carrying value of the deferred tax assets and our future net income could be reduced.

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

        It is the Company's policy to enter into interest rate and foreign currency transactions only to the extent considered necessary to meet its objectives as stated above. The Company does not enter into interest rate or foreign currency transactions for speculative purposes.

        The Company prepared a sensitivity analysis of its financial instruments to determine the impact of hypothetical changes in interest rates and foreign currency exchange rates on the Company's results of operations, cash flows and the fair value of its financial instruments. The interest rate analysis assumed a 100 basis point adverse change in interest rates of all financial instruments. The foreign

47 --

currency rate analysis assumed that each foreign currency rate would change by 10% in the same direction relative to the U.S. Dollar on all financial instruments. Based on the results of these analyses of the Company's financial instruments, a 100 basis point adverse change in interest rates from year-end 2003 levels would reduce the fair value of the interest rate swaps by $8.3 million, and a 10% adverse change in foreign currency rates would reduce the fair value of the forward currency exchange contracts and options by $64.0 million.

Interest Rate Swaps

        The Company's interest rate swap agreements involve the exchange of variable rate payments and fixed rate payments without the effect of leverage and without the exchange of the underlying principal amount.

        The Company currently has interest rate swap agreements in the notional amount of $135.0 million in conjunction with certain of the Company's operating leases. The terms of the swap agreements require the Company to make fixed rate payments on a quarterly basis and receive variable rate payments based on three month U.S. Dollar LIBOR. These interest rate swap agreements are designated as cash flow hedges under Statement of Financial Accounting Standards No. 133. The Company had an interest rate swap agreement in the notional amount of $50.0 million, that expired in August 2002. During 2001 the Company determined this swap to be ineffective and, accordingly, it recorded the resulting unrealized loss of $1.2 million as other expense during 2001.

        In October 2001 the Company entered into an interest rate swap agreement in the amount of $50.0 million, receiving fixed rate payments of 6.75% and making variable rate payments of six month U.S. Dollar LIBOR plus a spread, in conjunction with the Company's 6 3/4% Debentures. At December 31, 2001, the interest rate on the swap agreement was 4.95%. This interest rate swap agreement was designated as a fair value hedge of the $100.0 million 6 3/4% Debentures maturing September 15, 2005 and met the shortcut method requirements under Statement of Financial Accounting Standards No. 133. The change in fair value of the interest rate swap agreement was exactly offset by the change in fair value of the Debentures. In October 2002 the Company cancelled this swap resulting in a gain of $1.9 million. In accordance with SFAS 133, the gain will be realized over the remaining life of the underlying debt.

        At December 31, 2003 and 2002, the notional amount of interest rate swap agreements outstanding was $135.0 million. Net losses in other comprehensive income on December 31, 2003 of $7.1 million, subject to subsequent fair market value adjustments of the derivatives, will be reclassified into earnings during the next twelve months when hedged transactions or cash flows materialize. Interest expense in 2003, 2002 and 2001 would not have been materially different if these swap agreements had not been used.

Foreign Exchange Forwards and Options

        As of December 31, 2003, the maximum length of time over which the Company was hedging its exposure to the variability in future cash flows for forecasted transactions, excluding those forecasted

-- 48

transactions related to the payment of variable interest on existing financial instruments, was thirteen months. Net losses in other comprehensive income at December 31, 2003 of $44.3 million, subject to subsequent fair market value adjustments of the derivatives, will be reclassified into earnings during the next twelve months when hedged transactions or cash flows materialize. During the twelve months ended December 31, 2003, realized losses of ($35.3) million from currency rate hedges were recorded in costs of goods sold. Foreign currency gains (losses) realized from settlements of transactions included in other expenses, net, for the years ended December 31, 2003, 2002 and 2001 were approximately $1.0 million, $0.7 million and ($3.6) million, respectively. There was no hedge ineffectiveness in 2003 or 2002.

        At December 31, 2003, the Company had option and forward currency exchange contracts, all having maturities of less than thirteen months, with a notional amount aggregating $749.4 million. The contracts involved eight different foreign currencies, of which the Euro and British Pound currencies represented 54% and 31%, respectively, of the aggregate notional amount. The notional amount of contracts intended to hedge merchandise purchases was $539.5 million.

Item 8.  Financial Statements and Supplementary Data.

49 --

Reebok International Ltd.

Consolidated Balance Sheets

	December 31
	2003	2002
	Amounts in thousands, except per share data
Assets
Current assets:
Cash and cash equivalents	$693,599	$642,367
Accounts receivable, net of allowance for doubtful accounts (2003, $70,823; 2002, $60,906)	532,320	421,750
Inventory	352,692	399,664
Deferred income taxes	100,070	117,649
Prepaid expenses and other current assets	48,169	32,137

Total current assets	1,726,850	1,613,567

Property and equipment, net	149,765	134,767
Other non-current assets:
Goodwill, net	24,690	23,431
Intangibles, net of amortization	42,296	43,821
Deferred income taxes	22,478	19,391
Other	23,663	25,795

Total Assets	$1,989,742	$1,860,772

Liabilities and Stockholders' Equity
Current liabilities:
Notes payable to banks	$8,055	$18,971
Current portion of long-term debt	163	125
Accounts payable	155,904	166,148
Accrued expenses	374,849	350,019
Income taxes payable	27,017	44,657

Total current liabilities	565,988	579,920

Long-term debt, net of current portion	353,225	353,329
Minority interest and other long-term liabilities	36,819	42,953
Commitments and contingencies
Stockholders' equity:
Common stock, par value $.01; authorized 250,000 shares; issued shares: 101,081 in 2003; 99,235 in 2002	1,011	992
Retained earnings	1,796,321	1,602,453
Less shares in treasury at cost: 41,473 in 2003; 39,011 in 2002 and 2001	(740,189)	(660,422)
Unearned compensation	(1,225)	(1,730)
Accumulated other comprehensive expense	(22,208)	(56,723)

Total Stockholders' Equity	1,033,710	884,570

Total Liabilities and Stockholders' Equity	$1,989,742	$1,860,772

The accompanying notes are an integral part of the consolidated financial statements.

-- 50

Reebok International Ltd.

Consolidated Statements of Income

	Year ended December 31
	2003	2002	2001
	Amounts in thousands, except per share data
Net sales	$3,485,316	$3,127,872	$2,992,878
Costs and expenses:
Cost of sales	2,147,111	1,930,203	1,894,497
Selling, general and administrative expenses	1,085,841	982,220	913,941
Special charges (credits)		(407)	(532)
Interest expense	25,590	23,848	30,982
Interest income	(8,183)	(9,319)	(13,352)
Other expenses, net	805	5,940	11,536

	3,251,164	2,932,485	2,837,072

Income before income taxes, minority interest and cumulative effect of change in accounting principle	234,152	195,387	155,806
Income taxes	72,119	60,570	48,300

Income before minority interest and cumulative effect of change in accounting principle	162,033	134,817	107,506
Minority interest	4,779	3,289	4,780

Income before cumulative effect of change in accounting principle	157,254	131,528	102,726
Cumulative effect of change in accounting principle, net of taxes		(5,070)

Net income	$157,254	$126,458	$102,726

Basic earnings per share
Before cumulative effect of change in accounting principle	$2.65	$2.21	$1.75
Cumulative effect of accounting change		(.09)

	$2.65	$2.12	$1.75

Diluted earnings per share
Before cumulative effect of change in accounting principle	$2.43	$2.04	$1.66
Cumulative effect of accounting change		(.07)

	$2.43	$1.97	$1.66

The accompanying notes are an integral part of the consolidated financial statements.

51 --

Reebok International Ltd.

Consolidated Statements of Stockholders' Equity

	Issued Shares	Total	Common Stock (Par Value $.01)	Retained Earnings	Treasury Stock	Unearned Compensation	Accumulated Other Comprehensive Income (Expense)
	Amounts in thousands
Balance, December 31, 2000	96,209	$607,863	$962	$1,301,269	$(653,370)	$(1,402)	$(39,596)

Comprehensive income:
Net income		102,726		102,726
Adjustment for foreign currency translation		(27,423)					(27,423)
Adjustment for fair value of derivative instruments		(4,214)					(4,214)

Comprehensive income		71,089
Issuance of shares to certain employees	111	278	1	2,677		(2,400)
Surrender of shares from certain employees	(42)	(328)		(328)
Amortization of unearned compensation		1,066				1,066
Shares issued under employee stock purchase plans	122	2,720	2	2,718
Shares issued upon exercise of stock options	1,650	22,215	16	22,199
Warrants issued		13,600		13,600
Acquisition of treasury shares		(7,052)			(7,052)
Income tax reductions relating to exercise of stock options		8,487		8,487

Balance, December 31, 2001	98,050	719,938	981	1,453,348	(660,422)	(2,736)	(71,233)

Comprehensive income:
Net income		126,458		126,458
Adjustment for foreign currency translation		37,224					37,224
Adjustment for fair value of derivative instruments		(22,714)					(22,714)

Comprehensive income		140,968
Issuance of shares to certain employees	13	278		278
Surrender of shares from certain employees	(19)	(151)		(151)
Amortization of unearned compensation		1,006				1,006
Shares issued under employee stock purchase plans	124	2,921	1	2,920
Shares issued upon exercise of stock options	1,067	15,590	10	15,580
Income tax reductions relating to exercise of stock options		4,020		4,020

Balance, December 31, 2002	99,235	884,570	992	1,602,453	(660,422)	(1,730)	(56,723)

Comprehensive income:
Net income		157,254		157,254
Adjustment for foreign currency translation		48,994					48,994
Adjustment for fair value of derivative instruments		(14,479)					(14,479)

Comprehensive income		191,769
Issuance of shares to certain employees	13	600	1	1,062		(463)
Amortization of unearned compensation		968				968
Shares issued under employee
stock purchase plans	116	3,180	1	3,179
Shares issued upon exercise of stock options	1,717	31,862	17	31,845
Acquisition of treasury shares		(79,767)			(79,767)
Income tax reductions relating to exercise of stock options		9,375		9,375
Dividends declared		(8,847)		(8,847)

Balance, December 31, 2003	101,081	$1,033,710	$1,011	$1,796,321	$(740,189)	$(1,225)	$(22,208)

The accompanying notes are an integral part of the consolidated financial statements.

-- 52

Reebok International Ltd.

Consolidated Statements of Cash Flows

	Year ended December 31
	2003	2002	2001
	Amounts in thousands
Cash flows from operating activities:
Net income	$157,254	$126,458	$102,726
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,636	32,033	36,619
Minority interest	4,779	3,289	4,780
Deferred income taxes	14,491	681	(549)
Gain on sale of assets, net			(815)
Special charges (credits)		(407)	(532)
Cumulative effect of change in accounting principle		5,070
Changes in operating assets and liabilities exclusive of changes arising from business acquisitions:
Accounts receivable	(85,138)	(24,982)	34,366
Inventory	64,983	(18,579)	30,825
Prepaid expenses and other	(11,654)	(9,030)	4,840
Accounts payable and accrued expenses	(30,299)	100,365	(51,387)
Dividends to minority shareholders	(6,143)	(2,543)	(8,469)
Income taxes payable	(8,468)	11,740	23,838

Total adjustments	(21,813)	97,637	73,516

Net cash provided by operating activities:	135,441	224,095	176,242

Cash flows (used for) provided by investing activities:
Payments to acquire property and equipment	(44,475)	(27,608)	(27,402)
Proceeds from sale of assets			18,582
Acquisition of minority interest in and purchase of certain subsidiaries			(18,516)

Net cash used for investing activities	(44,475)	(27,608)	(27,336)

Cash flows (used for) provided by financing activities:
Net repayments of notes payable to banks	(11,488)	(994)	(5,792)
Net proceeds from issuance of convertible debentures			244,729
Repayments of long-term debt	(490)	(39)	(257,372)
Dividends Paid	(8,847)
Proceeds from issuance of common stock to employees	35,042	18,637	24,885
Repurchases of common stock	(79,767)		(7,052)

Net cash (used for) provided by financing activities	(65,550)	17,604	(602)

Effect of exchange rate changes on cash	25,816	14,995	(3,688)

Net increase in cash and cash equivalents	51,232	229,086	144,616
Cash and cash equivalents at beginning of year	642,367	413,281	268,665

Cash and cash equivalents at end of year	$693,599	$642,367	$413,281

Supplemental disclosures of cash flow information:
Interest paid	$25,593	$23,992	$27,663
Income taxes paid	62,320	45,781	22,643

The accompanying notes are an integral part of the consolidated financial statements.

53 --

Reebok International Ltd.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activity

        The Company and its subsidiaries design and market sports and fitness products, including footwear and apparel, as well as footwear and apparel for non-athletic "casual" use, under various trademarks, including Reebok, Rockport, The Greg Norman Collection, and footwear under Ralph Lauren and Polo. The Company's Reebok Brand business includes the Company's sports licensing business, including products designed and marketed under the Company's license agreements with the NFL and the NBA.

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

Recognition of Revenues

        Revenues are recognized when title passes and rewards of ownership have passed to the customer, based on the terms of sale. Title passes generally upon shipment or upon receipt by the customer, depending on the country of the sale and the agreement with the customer.

Shipping and Handling

        Shipping and handling costs are included as a component of selling, general and administrative expenses. Shipping and handling costs approximated $36,044, $31,961 and $27,919, for the years ended December 31, 2003, 2002 and 2001, respectively.

Advertising

        Advertising production costs are expensed the first time the advertisement is run. Media (TV and print) placement costs are expensed in the month the advertising appears. Advertising expense (including cooperative advertising) amounted to $150,214, $131,492 and $144,320, for the years ended December 31, 2003, 2002 and 2001, respectively.

-- 54

        Prepaid advertising costs of approximately $7,404 and $915 were included in prepaid expense as of December 31, 2003 and 2002, respectively.

Research and Development

        Product research, development and evaluation expenses amounted to approximately $50,645, $44,771 and $41,659 for the years ended December 31, 2003, 2002 and 2001, respectively.

Accounting for Stock-Based Compensation

        At December 31, 2003, the Company has stock-based employee compensation plans which are described in Note 9 to the Consolidated Financial Statements. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. The Company's policy is to grant stock options with an exercise price equal to the market value at the date of the grant, and accordingly no compensation expense is recognized. The Company provides pro forma disclosures of the compensation expense determined under the fair value provisions of Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation."

        For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands, except for earnings per share information):

	2003	2002	2001
Net income before cumulative effect of accounting change	$157,254	$131,528	$102,726
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	10,414	7,031	6,111

Pro forma net income before cumulative effect of accounting change	$146,840	$124,497	$96,615

Basic earnings per share before cumulative effect of accounting change:
As reported	$2.65	$2.21	$1.75
Pro forma	$2.53	$2.15	$1.70
Diluted earnings per share before cumulative effect of accounting change:
As reported	$2.43	$2.04	$1.66
Pro forma	$2.32	$1.99	$1.61

55 --

	2003	2002	2001
Net income as reported	$157,254	$126,458	$102,726
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	10,414	7,031	6,111

Pro forma net income	$146,840	$119,427	$96,615

Basic earnings per share:
As reported	$2.65	$2.12	$1.75
Pro forma	$2.53	$2.06	$1.70
Diluted earnings per share:
As reported	$2.43	$1.97	$1.66
Pro forma	$2.32	$1.91	$1.61

        The weighted average fair value of options granted in 2003, 2002 and 2001 is $12.45, $11.30 and $11.08, respectively.

        Pro forma information regarding net income and earnings per share is required by SFAS 123, which requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions as follows:

	2003	2002	2001
Risk-free interest rates	2.0% to 3.0%	1.5% to 2.4%	3.6% to 3.7%
Dividend yields	0.0% to 0.8%	0.0%	0.0%
Volatility factors of the expected market price of the Company's common stock	.45-.52	.52	.57
Weighted-average expected life of the option	3.5 years	3.5 years	3.5 years

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

-- 56

that indicators of impairment are identified, the Company would assess the appropriateness of the asset's carrying value and record any impairment at that time.

        Repairs and maintenance costs are expensed as incurred.

Intangible Assets and Goodwill

        Indefinite-lived intangible assets (including goodwill) are reviewed by the Company for potential impairment periodically to determine if the carrying value exceeds fair value. The fair value of each reporting unit, or brand, is determined based on an average industry multiple of its earnings before income taxes, depreciation and amortization ("EBITDA"). In the event that impairment was identified, the Company would record such impairment at that time. (See Note 4 to the Consolidated Financial Statements.)

        Definite-lived intangibles are amortized using the straight-line method over periods ranging from 6 to 20 years.

Foreign Currency Translation

        Assets and liabilities of most of the Company's foreign subsidiaries are translated at current exchange rates. Revenues, costs and expenses are translated at the average exchange rates for the period. Translation adjustments resulting from changes in exchange rates are reported as a component of other comprehensive income. Other foreign currency transaction gains and losses are included in the determination of net income.

        For those foreign subsidiaries operating in a highly inflationary economy or having the U.S. Dollar as their functional currency, net non-monetary assets are translated at historical rates and net monetary assets are translated at current rates. Translation adjustments are included in the determination of net income.

Hedging Activity

        The Company recognized all derivatives as either assets or liabilities in the balance sheet and measured such instruments at fair value under the provisions of Statement of Financial Accounting Standards No. 133 ("Statement 133"), "Accounting for Derivative Instruments and Hedging Activities," as amended by Statement of Financial Accounting Standards No. 138 ("Statement 138"). Unrealized gain positions are recorded as other current assets or other non-current assets. Unrealized loss positions are recorded as accrued liabilities or other non-current liabilities, depending on the instrument's maturity date. Derivatives that are not hedges are adjusted to fair value through income. Substantially all of the derivatives entered into by the Company are designated as either cash flow or fair value hedges. The fair value of cash flow hedges is recorded in Other Comprehensive Income until the hedged transaction affects earnings. Fair value hedges are recorded in earnings and are offset by the change in fair value of the underlying asset or liability. (See Note 11 to the Consolidated Financial Statements.)

        The Company is exposed to market risk, such as changes in interest rates, currency exchange rates and material pricing. The Company enters into foreign currency forward contracts, option

57 --

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

Endorsement Contracts

        Payments made under endorsement contracts are generally expensed on a straight-line basis over the term of the contract. Certain contracts provide for contingent payments for meeting specific performance achievements. The Company records these contingent payments when the specific performance achievement has been met.

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

Recently Issued Accounting Standards

        In May 2003 the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 provides guidance on how to classify and measure certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. None of the Company's financial instruments were impacted by this statement.

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

        The Company evaluated the effect of FIN 46 and determined that this Interpretation did not have a material impact on its financial position or results of operations.

-- 58

Reclassification

        Certain amounts in prior periods have been reclassified to conform to the 2003 presentation. The Company reclassified a portion of certain royalties from cost of goods sold to marketing expense. These reclassifications had no impact on previously reported results of operations or shareholders' equity.

SPECIAL CHARGES

        Details of the special charge activity during the three years ended December 31, 2003 are as follows:

Total Charges	Total	Legal Settlement	Employee Severance and Other	Marketing Contracts	Fixed Asset Write-down
Balance, December 31, 2000	$41,893	$15,809	$8,764	$6,828	$10,492

2001 Charge	6,652		6,652
2001 Change in Estimate	(7,184)	3,000	(27)		(10,157)
2001 Utilization	(23,867)	(13,157)	(8,162)	(2,280)	(268)

Balance, December 31, 2001	17,494	5,652	7,227	4,548	67

2002 Charge	6,732			6,732
2002 Change in Estimate	(7,139)	(5,640)	(1,503)		4
2002 Utilization	(4,224)	(12)	(1,861)	(2,280)	(71)

Balance, December 31, 2002	12,863	0	3,863	9,000	0

2003 Utilization	(1,810)		(210)	(1,600)

Balance, December 31, 2003	$11,053	$0	$3,653	$7,400	$0

        In 2002 the Company recorded a net special charge of ($407) ($281 after-tax). Included in this amount was a special charge of $6,732 related to the effective termination of a marketing contract, which amount represented the difference between the Company's previous estimate and the total remaining contractual obligation of $9,000. During 2002 the Company also revised certain prior estimates, primarily related to the finalization of certain legal matters and asset dispositions that the Company concluded were no longer necessary. These changes in estimates amounted to a credit of $7,139. This credit represents a change in estimates related to a previously announced exit plan and is reflected on the special charge line on the income statement.

59 --

        The remaining accrual, which reflects a portion of the total costs to be incurred related to the Company's European reorganization, is comprised primarily of severance, lease termination costs and contractual marketing obligations and will be utilized over the next few years as planned consolidations occur and contractual obligations come due.

        In 2001 the Company recorded a net special charge of ($532) ($367 after-tax). Included in this amount was a special charge of $6,652 for the integration and consolidation of the Company's Rockport and Ralph Lauren Footwear brands into its Shared Service operation. This consolidation of operations, which occurred in 2001, resulted in the elimination of approximately 81 full-time positions, and the related severance of $6,652 was substantially paid in 2001 and 2002. During 2001 the Company also changed certain previously recorded estimates in the amount of $7,184 based on actual amounts received or paid by the Company. The change in estimates relates primarily to certain provisions that had been made with respect to the pending sale of the Company's subsidiary in South Africa. The subsidiary was sold in 2001.

        The short-term portion of the accrual, or $5,253, is included in accrued expenses with the balance of $5,800 included in other long-term liabilities.

PROPERTY AND EQUIPMENT

        Property and equipment consist of the following:

	December 31
	2003	2002
Land	$6,798	$6,663
Buildings	53,486	48,249
Fixtures, equipment and machinery	310,635	266,543
Leasehold improvements	65,554	57,622

	436,473	379,077
Less accumulated depreciation and amortization	286,708	244,310

	$149,765	$134,767

        Depreciation expense amounted to $32,993, $29,307 and $30,709 for the years ended December 31, 2003, 2002 and 2001, respectively.

GOODWILL AND OTHER INTANGIBLES

        As discussed in Note 1, the Company adopted FAS 142 as of January 1, 2002. As a result, the Company ceased amortization of goodwill and certain indefinite-lived intangibles beginning on January 1, 2002. As a result, the Company is providing the following disclosures regarding the components of intangible assets (other than goodwill) as of December 31, 2003 and 2002, and the impact if the cessation of amortization of certain intangibles and goodwill had occurred in 2001.

-- 60

        The change in the carrying value of goodwill is as follows:

	December 31
	2003	2002
Beginning Balance	$23,431	$31,294
Write-off of impaired goodwill		(8,450)
Foreign currency translation	1,259	587

Ending Balance	$24,690	$23,431

        Intangibles consist of the following:

	December 31
	2003	2002
Amortizable Intangible Assets:
Licenses	$13,600	$13,600
Other	4,492	4,492

	18,092	18,092
Less accumulated amortization	3,656	2,131

	14,436	15,961
Non-amortizable intangible assets:
Company tradenames and trademarks	27,860	27,860

	$42,296	$43,821

        Licenses are being amortized over ten years beginning January 1, 2002. Other amortizable assets are being amortized over six to twenty years. Aggregate other intangibles amortization expense was $1,525, $1,571 and $1,601 in 2003, 2002 and 2001, respectively. Amortization expense is estimated to be $1,479 for 2004 and $1,436 for the years 2005 through 2008.

        Reported net income for the years ended December 31, 2003, 2002 and 2001, adjusted for the effects of the non-amortization provision of FAS 142, is as follows:

	2003	2002	2001
Reported net income	$157,254	$126,458	$102,726
Add back:
Amortization of goodwill and other definite lived intangibles (net of taxes)			2,425

Adjusted net income	$157,254	$126,458	$105,151

Adjusted basic earnings per share	$2.65	$2.12	$1.80
Adjusted diluted earnings per share	$2.43	$1.97	$1.70

        As a result of completing a goodwill impairment assessment required upon adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Intangible Assets," in June of 2002, the Company recorded an $8.4 million charge ($5.1, net of income taxes) for goodwill impairment related to two non-Reebok Brand operating units retroactive to the beginning of fiscal 2002. This charge is presented as a cumulative effect of a change in accounting principle effective as of January 1, 2002.

61 --

ACCRUED LIABILITIES

        Accrued liabilities include the following:

	2003	2002
Fair value of foreign currency exchange contracts, options and interest rate swaps	$53,284	$26,392
Accrued compensation and benefits	92,628	92,073
Accrued inventory purchases and royalties	85,294	86,794
Accrued advertising and marketing expenses	26,433	42,660
Accrued taxes	17,663	10,330
Special Charges	5,253	5,463
Other	94,294	86,307

	$374,849	$350,019

FINANCING AGREEMENTS

        In 2002 the Company entered into a new Credit Agreement in the amount of $300,000, including a letter of credit sub-facility in the amount of $200,000. The term of the Agreement is three years with an option to extend for an additional 18 months. The Credit Agreement includes a revolving credit facility, which is available to finance the short-term working capital needs of the Company if required. As part of the agreement, the Company is required to pay certain commitment fees on the unused portion of the revolving credit facility. The Credit Agreement includes various covenants including the requirement to maintain a minimum interest coverage ratio and debt to adjusted earnings ratio. Under the terms of the agreement there are various options under which interest is calculated. At December 31, 2003 and 2002, there were no borrowings outstanding under this agreement.

        On February 28, 2001, the Company sold $250,000 in 20-Year Convertible Debentures in the 144A private placement market. The Debentures have been registered with the Securities and Exchange Commission under the Securities Act of 1933. The sale was completed with a coupon rate of 4.25%, payable in cash semi-annually. The Debentures are convertible into shares of Reebok common stock at a price of $38.56 at any time. The Company may redeem the Debentures for cash any time on or after March 5, 2004. The table below shows redemption prices that are expressed as percentages of the principal amount of the Debentures redeemed.

Period	Redemption Price
March 5, 2004 – February 28, 2005	102.125%
March 1, 2005 – February 28, 2006	101.417%
March 1, 2006 – February 28, 2007	100.708%
March 1, 2007 and thereafter	100.000%

-- 62

        In addition, bondholders may require the Company to repurchase the Debentures on March 1, 2008, March 1, 2011 or March 1, 2016 for 100% of the principal amount plus accrued interest. The Company used the net proceeds to re-pay its existing term loan due August 31, 2002.

        Long-term debt consists of the following:

	December 31
LONG-TERM DEBT
	2003	2002
4.25% Convertible Debentures due February 28, 2021, with interest payable semi-annually on March 1 and September 1	$250,000	$250,000
6.75% Debentures due September 15, 2005, with interest payable semi-annually on March 15 and September 15 including gain on related interest rate swap	100,923	101,408
Bank, capital lease and other notes payable	2,465	2,046

	353,388	353,454
Less current portion	163	125

	$353,225	$353,329

        Maturities of long-term debt during the five-year period ending December 31, 2008 are $163 in 2004, $100,176 in 2005, $190 in 2006, $207 in 2007, $223 in 2008 and $251,504 in 2009 and beyond.

        The Company has various arrangements with numerous banks, which provide an aggregate of $535,361 of uncommitted facilities, substantially all of which are available to the Company's foreign subsidiaries. Of this amount, $290,927 is available for short-term borrowings and bank overdrafts, with the remainder available for letters of credit for inventory purchases. In addition to amounts reported as notes payable to banks of $8,055, approximately $99,436 was outstanding for open letters of credit for inventory purchases at December 31, 2003 and $12,277 was outstanding for standby letters of credit at December 31, 2003.

        Interest expense amounted to $25,590, $23,848 and $30,982, for the years ended December 31, 2003, 2002 and 2001, respectively.

LEASING ARRANGEMENTS

        The Company leases various offices, warehouses, retail store facilities and certain of its data processing and warehouse equipment and other operating leases under lease arrangements expiring between 2004 and 2010.

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

63 --

to the assets under these two leases is approximately $162,200. As part of these agreements, the Company is required to comply with various financial and other covenants generally similar to those contained in its other borrowing agreements.

        Minimum annual rentals under operating leases for the five years subsequent to December 31, 2003 and in the aggregate are as follows:

	Total Amount	Less: Amounts Representing Sublease Income	Net Amount
2004	$47,102	$1,417	$45,685
2005	36,439	1,236	35,203
2006	28,960	1,232	27,728
2007	22,306	1,042	21,264
2008	17,324	433	16,891
2009 and thereafter	12,753	0	12,753

	$164,884	$5,360	$159,524

        Total rent expense for all operating leases amounted to $58,919, $58,768 and $55,999 for the years ended December 31, 2003, 2002 and 2001, respectively.

EMPLOYEE BENEFIT PLANS

        The Company sponsors defined contribution retirement plans covering substantially all of its domestic employees and certain employees of its foreign subsidiaries. Contributions are determined at the discretion of the Board of Directors. Aggregate amounts charged to operations under the plans in 2003, 2002 and 2001 were $17,720, $20,025 and $15,246, respectively. In addition, certain foreign subsidiaries are required to provide benefits pursuant to government regulations.

STOCK PLANS

        The Company has stock plans that provide for the grant of options to purchase shares of the Company's common stock to key employees, other persons or entities who make significant contributions to the success of the Company, and eligible members of the Company's Board of Directors. The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its employee stock options. Under APB 25, as long as the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.

        During 2001 the Company adopted the 2001 Equity Incentive and Director Deferred Compensation Plan (the "2001 Equity Plan"), which provides for the issuance of stock options, stock

-- 64

appreciation rights, restricted stock and deferred stock to employees of the Company or its subsidiaries and other persons or entities (including non-employee directors of the Company). Under this Plan and the 1994 Equity Incentive Plan (collectively the "Plans"), options may be incentive stock options or "non-qualified options" under applicable provisions of the Internal Revenue Code. The exercise price of any stock option granted may not be less than fair market value at the date of grant except in the case of grants to participants who are not executive officers of the Company and in certain other limited circumstances. The vesting schedule for options granted under the Plans is determined by the Compensation Committee of the Board of Directors. The Plans also permit the Company to grant restricted stock to key employees and other persons or entities who make significant contributions to the success of the Company. The restrictions and vesting schedule for restricted stock granted under the Plans are determined by the Compensation Committee of the Board of Directors. At December 31, 2003, 113,000 shares of restricted stock were outstanding with a fair value of $2,863 as of the date of grant. The Company also has an option plan for its Directors. Under this plan, a fixed amount of options are granted annually to all non-employee Directors. Grants of options under the Directors plan generally vest in equal annual installments over three years. The Directors plan also permits discretionary grants of options to non-employee directors.

        The Company has two employee stock purchase plans. Under the 1987 Employee Stock Purchase Plan, eligible employees are granted options to purchase shares of the Company's common stock through voluntary payroll deductions during two option periods running from January 1 to June 30 and from July 1 to December 31, at a price equal to the lower of 85% of market value at the beginning or end of each period. Under the 1992 Employee Stock Purchase Plan for certain foreign-based employees, eligible employees are granted options to purchase shares of the Company's common stock during two option periods running from January 1 to June 30 and from July 1 to December 31, at the market price at the beginning of the period. The option becomes exercisable 90 days following the date of grant and expires on the last day of the option period. Accordingly, no options were outstanding under these employee stock purchase plans at December 31, 2003 and 2002. During 2003, 2002 and 2001, respectively, 115,964, 124,011 and 122,328 shares were issued pursuant to these employee stock purchase plans.

        The Company has a shareholders' rights plan that includes one common stock purchase right ("Right") for each share of common stock outstanding. Each Right entitles the holder to purchase one share of the Company's common stock at a price of $60 per share, subject to adjustment. The Rights will be exercisable only if a person or group of affiliated or associated persons acquires beneficial ownership of 15% or more of the outstanding shares of the Company's common stock or commences a tender or exchange offer that would result in a person or group owning 15% or more of the outstanding common stock, or in the event that the Company is subsequently acquired in a merger or other business combination. When the Rights become exercisable, each holder would have the right to purchase, at the then-current exercise price, common stock of the surviving company having a market value of two times the exercise price of the Right. The Company can redeem the Rights at $.01 per Right at any time prior to the expiration of the Rights on June 14, 2010. A Three-Year

65 --

Independent Director Evaluation (TIDE) committee reviews the Agreement at least once every three years to assess whether it continues to be in the best interest of the Company or its shareholders.

        In 2001, under an agreement with a new licensor of the Company, warrants to purchase a total of 1.6 million shares of the Company's common stock were granted. The warrants are exercisable eleven years from the date of grant. Under certain conditions the exercisability could accelerate and the exercise price could increase depending on the duration of the license, which may be affected by the achievement of various criteria and other factors. The warrants were valued at $13.6 million as of the grant date and are recorded in intangible assets (see note 4).

        At December 31, 2003, 11,403,016 shares of common stock were reserved for issuance under the Company's various stock plans and 71,248,775 shares were reserved for issuance under the shareholders' rights plan.

        The following schedule summarizes the changes in stock options during the three years ended December 31, 2003:

	Number of Shares Under Option
	Non-Qualified Stock Options	Option Price Per Share	Weighted Average Exercise Price
Outstanding at December 31, 2000	8,341,798	$7.38 - $48.37	$16.85

Granted	3,251,346	10.25 - 32.90	24.57
Exercised	(1,649,396)	7.38 - 31.25	13.49
Canceled	(676,905)	8.19 - 41.63	20.94

Outstanding at December 31, 2001	9,266,843	7.38 - 48.37	19.85

Granted	1,659,593	23.18 - 28.95	28.29
Exercised	(1,067,414)	8.19 - 28.88	14.60
Canceled	(769,575)	8.19 - 41.63	22.13

Outstanding at December 31, 2002	9,089,447	7.38 - 48.37	21.82

Granted	2,038,144	28.57 - 37.40	34.73
Exercised	(1,716,770)	7.38 - 31.00	18.56
Canceled	(204,416)	8.19 - 41.63	24.62

Outstanding at December 31, 2003	9,206,405	$7.38 - $48.37	$25.22

-- 66

        During 2001 the Company reinstated December as the month in which it grants its annual stock options to employees. The 2000 annual employee option grants were issued in January 2001.

        The following information applies to options outstanding at December 31, 2003:

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 7.38 - $10.56	274,750	6.0	$8.19	117,750	$8.21
$12.63 - $18.88	2,665,001	6.1	$17.75	665,001	$17.39
$19.25 - $28.88	4,035,348	7.7	$26.18	1,733,587	$25.88
$28.90 - $41.63	2,226,306	9.1	$34.48	157,837	$32.18
$48.37 - $48.37	5,000	3.7	$48.37	5,000	$48.37

	9,206,405	7.5	$25.22	2,679,175	$23.41

        At December 31, 2003, 2002 and 2001, options to purchase 2,679,175, 2,885,308 and 2,472,505 shares of common stock, respectively, were exercisable, and 2,083,611, 4,040,739 and 4,931,125 shares, respectively, were available for future grants under the Company's stock equity plans.

ACQUISITION OF COMMON STOCK

        Under various share repurchase programs, the Board of Directors had authorized the repurchase of up to $800.0 million in Reebok common stock in the open market or privately negotiated transactions. During the year ended December 31, 2003, the Company acquired 2,461,900 shares of treasury stock for approximately $79.8 million. No shares were acquired during 2002. During the year ended December 31, 2001, the Company acquired 294,600 shares of treasury stock for approximately $7.1 million. As of December 31, 2003, the Company had approximately $39.8 million available for future repurchases of common stock under these programs. In February 2004 the Company's Board of Directors approved the continuation of the Company's share repurchase program and authorized the repurchase of an additional $111.0 million of the Company's common stock, bringing the total authorized remaining under this program, as of the date of the Board's approval, to approximately $150.0 million.

FINANCIAL INSTRUMENTS

        The following methods and assumptions were used by the Company to estimate the fair value of its financial instruments:

        Cash and cash equivalents and notes payable to banks: the carrying amounts reported in the balance sheet approximate fair value.

67 --

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

        Fair market value of interest rate swaps: the fair value of the Company's interest rate swaps is estimated based on current interest rates.

        The carrying amounts and fair value of the Company's financial instruments are as follows:

	December 31
	Carrying Amount		Fair Value
	2003	2002	2003	2002
Long-term debt	$353,388	$353,454	$382,191	$388,803
Unrealized gains (losses) on foreign currency exchange contracts and options	(53,009)	(25,042)	(53,009)	(25,042)
Interest rate swaps	(19,362)	(23,530)	(19,362)	(23,530)

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

        As of December 31, 2003, the maximum length of time over which the Company was hedging its exposure to the variability in future cash flows for forecasted transactions, excluding those forecasted transactions related to the payment of variable interest on existing financial instruments, was thirteen months. Net losses in Other Comprehensive Income at December 31, 2003 of $44,342, subject to subsequent fair market value adjustments of the derivatives, will be reclassified into earnings during the next twelve months when hedged transactions or cash flows materialize.

        Realized losses of ($35,336) and ($18,375) from currency hedges were recorded in cost of goods sold during the twelve months ended December 31, 2003 and 2002, respectively.

        Foreign currency gains (losses) realized from settlements of transactions included in other expenses, net for the years ended December 31, 2003, 2002 and 2001 were approximately $996, $748 and ($3,680), respectively. During the twelve months ended December 31, 2001, this amount included

-- 68

$480 representing hedge ineffectiveness of currency rate hedges. There was no hedge ineffectiveness in 2003 or 2002.

        At December 31, 2003, the Company had option and forward currency exchange contracts, all having maturities of less than thirteen months, with a notional amount aggregating $749,380. The contracts involved eight different foreign currencies, of which the Euro and British Pound currencies represented 54% and 31%, respectively, of the aggregate notional amount. The notional amount of contracts intended to hedge merchandise purchases was $539,476. The remaining notional amount is intended to hedge significant assets and liabilities denominated in other currrencies.

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

        In October 2001 the Company entered into an interest rate swap agreement in the amount of $50,000, receiving fixed rate payments of 6.75% and making variable rate payments of six month U.S. Dollar LIBOR plus a spread in conjunction with the Company's 6 3/4% Debentures. At December 31, 2001, the interest rate on the swap agreement was 4.95%. This interest rate swap agreement was designated as a fair value hedge of the $100,000 6 3/4% Debentures maturing September 15, 2005 and met the shortcut method requirements under Statement of Accounting Standards No. 133. The change in fair value of the interest rate swap agreement was exactly offset by the change in fair value of the Debentures. In October 2002 the Company cancelled this swap, resulting in a gain of $1,900. In accordance with FASB 133, the gain will be realized over the remaining life of the underlying debt.

        At December 31, 2003 and 2002, the notional amount of interest rate swap agreements outstanding was $135,000. Net losses in other comprehensive income on December 31, 2003 of $7,055, subject to subsequent fair market value adjustments of the derivative, will be reclassified into earnings during the next twelve months when the hedged transactions or cash flows materialize. Interest expense in 2003 and 2002 would not have been materially different if these swap agreements had not been used.

69 --

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

INCOME TAXES

        The components of income before income taxes, minority interest and cumulative effect of change in accounting principle are as follows:

	2003	2002	2001
Domestic	$32,225	$25,136	$5,623
Foreign	201,927	170,251	150,183

	$234,152	$195,387	$155,806

        The provision for income taxes on income before the cumulative effect of change in accounting principle consists of the following:

	2003	2002	2001
Current:
Federal	$3,292	$7,095	$2,339
State	1,088	1,383	663
Foreign	44,253	51,411	45,847

	48,633	59,889	48,849
Deferred:
Federal	7,291	(39)	1,795
State	922	(447)	(398)
Foreign	15,273	1,167	(1,946)

	23,486	681	(549)

	$72,119	$60,570	$48,300

        Undistributed earnings of the Company's foreign subsidiaries amounted to approximately $708,319, $496,820 and $506,115 at December 31, 2003, 2002 and 2001, respectively. The Company

-- 70

has provided for the estimated residual U.S. tax on a portion of these earnings, which may not be indefinitely reinvested. The remaining earnings are considered to be indefinitely reinvested. Upon distribution of earnings that are considered permanently reinvested, in the form of dividends or otherwise, some portion of the distribution would be subject to both U.S. income taxes and foreign withholding taxes, less an adjustment for applicable foreign tax credits. Determination of the amount of U.S. income tax liability that would be incurred is not practicable because of the complexities associated with its hypothetical calculation; however, unrecognized tax credits may be available to reduce some portion of any U.S. income tax liability.

        Income taxes computed at the federal statutory rate differ from amounts provided as follows:

	2003	2002	2001
Tax at statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal effect	0.9	0.5	0.2
Effect of tax rates of foreign subsidiaries	(4.8)	(3.6)	(5.6)
Other, net	(0.3)	(0.9)	1.4

Provision for income taxes	30.8%	31.0%	31.0%

        Deferred income taxes reflect the expected utilization of tax net operating loss carryforwards, tax credit carryforwards and the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

        Net deferred tax assets are attributable to the following:

	December 31
	2003	2002
Inventory	$40,969	$49,116
Accounts receivable	34,833	33,783
Liabilities	22,006	25,636
Depreciation and amortization	27,105	32,613
Net unrealized hedging loss	8,994	17,349
Tax loss carryforwards	16,493	19,618
Tax credit carryforwards	28,116	22,619
Other, net	10,227	9,120

Gross deferred tax assets	188,743	209,854
Less: Valuation allowance	(3,972)	(6,624)

Net deferred tax assets	184,771	203,230
Undistributed earnings of foreign subsidiaries	(62,223)	(66,190)

Total	$122,548	$137,040

        At December 31, 2003, the Company had state tax loss carryforwards and foreign tax loss carryforwards for certain foreign subsidiaries, the tax effect of which, after reduction by the associated valuation allowance, is $12,521. The Company also has available tax credit carrryforwards of $28,116. These tax loss and tax credit carryforwards expire at various dates. The valuation allowance at December 31, 2003 applies to certain foreign and state tax loss carryforwards that, in the opinion of management, are more likely than not to expire before the Company can use them.

71 --

EARNINGS PER SHARE

        Basic earnings per share excludes dilution and is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding for the period. diluted earnings per share reflect the potential dilution that could occur if options to acquire common stock were exercised and assumes the conversion of the convertible debentures into common stock when dilutive. options to purchase 1,400,628, 2,271,405 and 1,289,483 shares of common stock were outstanding at December 31, 2003, December 31, 2002 and December 31, 2001, respectively, but were not included in the computation of diluted earnings per share, as the effect would have been anti-dilutive.

        The following table sets forth the computation of basic and diluted earnings per share (amounts in thousands, except per share data):

	2003	2002	2001
Numerator for basic earnings per share:
Net Income before cumulative effect of change in accounting principle	$157,254	$131,528	$102,726
Cumulative effect of change in accounting principle		(5,070)

Net Income	$157,254	$126,458	$102,726

Numerator for diluted earnings per share:
Net Income before cumulative effect of change in accounting principle	$157,254	$131,528	$102,726
Effect of dilutive securities:
Interest on 4.25% convertible debentures, net of income taxes	7,353	7,332	6,129

	164,607	138,860	108,855
Cumulative effect of change in accounting principle		(5,070)

Net Income	$164,607	$133,790	$108,855

Denominator for basic earnings per share:
Weighted average shares	59,323	59,478	58,551

Denominator for diluted earnings per share:
Weighted average shares	59,323	59,478	58,551
Effect of dilutive securities:
Dilutive employee stock options	1,957	2,052	1,523
Assumed conversion of 4.25% convertible debentures	6,483	6,483	5,421

	67,763	68,013	65,495

Basic earnings per share:
Before cumulative effect of change in accounting principle	$2.65	$2.21	$1.75
Cumulative effect of change in accounting principle		(.09)

	$2.65	$2.12	$1.75

Diluted earnings per share:
Before cumulative effect of change in accounting principle	$2.43	$2.04	$1.66
Cumulative effect of change in accounting principle		(.07)

	$2.43	$1.97	$1.66

-- 72

ACCUMULATED OTHER COMPREHENSIVE INCOME (EXPENSE)

        The following table sets forth the computation of accumulated comprehensive income (expense):

	Total	Currency Translation Adjustments	Derivative Financial Instruments Gains (Losses)
Balance, December 31, 2001	$(71,233)	$(67,019)	$(4,214)

Currency Translation Adjustment	37,224	37,224
Cumulative effect of change in accounting for derivative financial instruments
Change in fair value of derivatives	(63,576)		(63,576)
Losses reclassified into earnings from other comprehensive income	25,831		25,831
Tax effect	15,031		15,031

Balance, December 31, 2002	(56,723)	(29,795)	(26,928)

Currency Translation Adjustment	48,994	48,994
Change in fair value of derivatives	(61,583)		(61,583)
Losses reclassified into earnings from other comprehensive income	42,156		42,156
Tax effect	4,948		4,948

Balance, December 31, 2003	$(22,208)	$19,199	$(41,407)

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

        Net sales by product type are summarized below and include all brands:

	2003	2002	2001
Net sales:
Footwear	$2,226,712	$2,060,725	$2,081,393
Apparel	1,258,604	1,067,147	911,485

	$3,485,316	$3,127,872	$2,992,878

73 --

        Net sales to unaffiliated customers and long-lived assets by geographic area are summarized below:

	2003	2002	2001
Net sales:
United States	$2,021,396	$1,807,657	$1,721,834
United Kingdom	444,693	416,775	384,379
Europe	692,400	607,381	594,254
Other countries	326,827	296,059	292,411

	$3,485,316	$3,127,872	$2,992,878

Long-lived assets:
United States	$147,930	$141,537	$152,383
United Kingdom	20,252	17,273	16,550
Europe	35,526	32,089	32,807
Other countries	13,043	11,120	8,898

	$216,751	$202,019	$210,638

COMMITMENTS AND CONTINGENCIES

        The Company is involved in various legal proceedings generally incidental to its business. While it is not feasible to predict or determine the outcome of these proceedings, management does not believe that they should result in a materially adverse effect on the Company's financial position, results of operations or liquidity.

        The Company has entered into financing agreements, real property and equipment leases which contain tax indemnity provisions. The maximum potential amount of future payments is not determinable since any amounts potentially owed by the Company would be due to future changes in tax rates or income tax regulations which cannot be predicted.

BUSINESS ACQUISITIONS AND DIVESTITURES

        On March 9, 2001, the Company purchased selected assets of LogoAthletic ("Logo") for $14.2 million. Included in the assets purchased were inventory, equipment, facility leases and the rights to Logo's trademarks. Since the acquisition was not material to the Company's consolidated results, no pro forma information is provided.

        Effective January 1, 2001, the Company increased its ownership in one of its European subsidiaries and acquired majority ownership in one of its Latin American distributors. The impact of these events was not material to the consolidated financial statements. Also effective January 1, 2001, the Company sold its interest in its South African subsidiary to an independent distributor. The sale price and historical operating results of the Company's South African subsidiary were not material to the consolidated financial results or consolidated financial position of the Company.

-- 74

QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

        A summary of operating results and net income per share for the quarterly periods in the two years ended December 31, 2003 is set forth below.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	Amounts in thousands, except per share data
Year ended December 2003
Net sales	$798,280	$802,576	$1,040,845	$843,615
Gross profit	303,882	300,613	411,735	321,975
Net income	40,835	25,605	62,692	28,122
Basic earnings per share	.68	.43	1.06	.47
Diluted earnings per share	.63	.41	.96	.44
Year ended December 2002
Net sales	$735,986	$717,429	$911,615	$762,842
Gross profit	276,098	281,788	352,511	287,272
Net income before cumulative effect of change in accounting principle	37,072	24,565	53,402	16,489
Net income	32,002	24,565	53,402	16,489
Basic earnings per share before cumulative effect of change in accounting principle	.63	.41	.90	.28
Basic earnings per share	.54	.41	.90	.28
Diluted earnings per share before cumulative effect of change in accounting principle	.58	.39	.81	.27
Diluted earnings per share	.51	.39	.81	.27

        As a result of completing a goodwill impairment assessment required upon adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Intangible Assets," in 2002 the Company recorded an $8,450 charge ($5,070, net of income taxes) for goodwill impairment related to two non-Reebok Brand operating units retroactive to the beginning of fiscal 2002. This charge is presented as a cumulative effect of a change in accounting principle effective as of January 1, 2002.

        Net income for the second quarter of 2002 includes income of $6,682 ($4,610, net of taxes) for the settlement of certain outstanding international customs related matters.

75 --

REEBOK INTERNATIONAL LTD.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors and Stockholders
Reebok International Ltd.

        We have audited the accompanying consolidated balance sheets of Reebok International Ltd. as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholder's equity and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Reebok International Ltd. and subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        As discussed in Note 4 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill and indefinite lived intangible assets in accordance with Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets."

/s/ Ernst & Young LLP
Boston, Massachusetts January 23, 2004

-- 76

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

        The Company maintains an internal auditing program that monitors and assesses the effectiveness of the internal controls system and recommends possible improvements thereto. The Company's accompanying financial statements have been audited by Ernst & Young LLP, independent auditors, whose audit was made in accordance with auditing standards generally accepted in the United States and included a review of the system of internal accounting controls to the extent necessary to determine the audit procedures required to support their opinion on the consolidated financial statements. Management believes that, as of December 31, 2003, the Company's system of internal control is adequate to accomplish the objectives discussed herein.

Reebok International Ltd.,
/s/ PAUL FIREMAN Paul Fireman Chairman President and Chief Executive Officer	/s/ KENNETH WATCHMAKER Kenneth Watchmaker Executive Vice President, Chief Financial Officer and Treasurer

77 --

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        There has been no change of accountants nor any disagreements with accountants on any matter of accounting principles or practices or financial disclosure required to be reported under this Item.

Item 9A.  Controls and Procedures.

(a)
The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based upon that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed in this report has been properly recorded, processed, summarized and reported within the required time periods.

(b)
There has been no change in the Company's internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

Item 10.  Directors and Executive Officers of the Registrant.

        The information required by this Item with respect to the Registrant's directors is incorporated herein by reference from the definitive Proxy Statement for the 2004 Annual Meeting of Shareholders to be held on May 4, 2004, which will be filed with the SEC on or before March 22, 2004 (the "2004 Proxy Statement"), under the headings "Information with Respect to Nominees for Director" and "Information with Respect to Directors not Standing for Election," "Transactions with Management and Affiliates" and "Section 16(a) Beneficial Ownership Reporting Compliance." Information called for by this Item with respect to the Registrant's executive officers is set forth under "Executive Officers of Registrant" in Item 1 of this report.

Item 11.  Executive Compensation.

        The information required by this Item is incorporated herein by reference from the 2004 Proxy Statement under the headings "Compensation of Directors," "Executive Compensation," "Supplemental Executive Retirement Plan," "Employee Agreements," "Report of Compensation Committee on Executive Compensation" and "Performance Graph."

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

        The information required by this Item is incorporated herein by reference from the 2004 Proxy Statement under the heading "Beneficial Ownership of Shares."

-- 78

Item 13.  Certain Relationships and Related Transactions.

        The information required by this Item is incorporated herein by reference to the 2004 Proxy Statement under the heading "Transactions with Management and Affiliates."

Item 14.  Principal Accounting Fees and Services.

        Incorporated herein by reference to the 2004 Proxy Statement under the heading "Outside Auditors."

PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

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

79 --

  3.     Exhibits.

          Listed below are all the Exhibits filed as part of this report. Certain Exhibits are incorporated by reference from documents previously filed by the Company with the SEC pursuant to Rule 12b-32 under the Securities Exchange Act of 1934, as amended.

Exhibit
Articles of Organization and By-laws
3.1	Restated Articles of Organization of the Company dated June 6, 1985, as amended April 29, 1986 (1)
3.2	Articles of Amendment of the Company dated April 28, 1987 (29)
3.3	Amended and Restated By-laws of the Company effective September 15, 1988 (3)
3.4	Amendment No. 1 adopted as of March 3, 1989 to the Amended and Restated By-laws of the Company (4)
3.5	Amendment No. 2 adopted as of April 24, 1990 to the Amended and Restated By-laws of the Company (6)
3.6	Amendment No. 3 dated as of February 24, 1998 to the Amended and Restated By-laws of the Company (15)
Instruments Defining the Rights of Security Holders
4.1	First Supplemental Indenture, dated as of January 22, 1993, between the Company and Citibank N.A., as Trustee (10)
4.2	Common Stock Rights Agreement dated as of June 14, 1990 between the Company and The First National Bank of Boston, as Rights Agent (5)
4.3	Amendment No. 1 dated as of March 8, 1991 to Common Stock Rights Agreement dated as of June 14, 1990 between the Company and The First National Bank of Boston, as Rights Agent (7)
4.4	Amendment No. 2 dated as of December 6, 1991 to Common Stock Rights Agreement dated as of June 14, 1990 between the Company and The First National Bank of Boston, as Rights Agent (8)
4.5	Amendment No. 3 dated as of January 1, 1999 to Common Stock Rights Agreement dated as of June 14, 1990 between the Company and The First National Bank of Boston, as Rights Agent (18)
4.6	Amendment No. 4 dated as of May 26, 1999 to Common Stock Rights Agreement dated as of June 14, 1990 between the Company and American Stock Transfer and Trust Company, as Rights Agent (20)
4.7	Amendment No. 5 dated as of June 5, 2000 to Common Stock Rights Agreement dated as of June 14, 1990 between the Company and American Stock Transfer and Trust Company as Rights Agent (23)
4.8	Indenture, dated as of February 28, 2001, between the Company and State Street Bank and Trust Company as Trustee (28)
Material Contracts
10.1	Distributorship Agreement dated as of August 6, 1979 between Reebok International Limited and the Company (2)
10.2	Trademark License Agreement dated as of August 6, 1979 between Reebok International Limited and the Company (2)

-- 80

10.3	Purchase and Sale Agreement between the Company and Pentland Group plc dated March 8, 1991 (7)
10.4	Participation Agreement dated as of March 27, 1998 among the Company, as Lessee and as Guarantor, Credit Suisse Leasing 92A, L.P., as Lessor, the Lenders named therein, Credit Suisse First Boston, as Administrative Agent and Wachovia Bank, N.A. as Syndication Agent (16)
10.5	Amendment dated as of September 30, 1998 to Participation Agreement dated as of March 27, 1998 among the Company, as Lessee and Guarantor, Credit Suisse Leasing 92A, L.P., as Lessor, the Lenders named therein, Credit Suisse First Boston, as Administrative Agent and Wachovia Bank, N.A. as Syndication Agent (16)
10.6	Lease dated as of March 27, 1998 between Credit Suisse Leasing 92A, L.P., as Lessor, and the Company, as Lessee (16)
10.7	Guaranty from the Company dated as of March 27, 1998 (16)
10.8	Common Stock Warrant 1, granted as of May 24, 2001 by the Company to National Football League Properties, Inc., to purchase 800,000 shares of the Company's Common Stock at the purchase price of $27.06 per share (26)
10.9	Common Stock Warrant 2, granted as of May 24, 2001 by the Company to National Football League Properties, Inc. to purchase 800,000 shares of the Company's Common Stock at the purchase price of $27.06 per share (26)
10.10	Credit Agreement dated as of June 3, 2002 among the Company, Reebok International Limited, Reebok Finance Limited, the Lenders named therein, Credit Suisse First Boston as Administrative Agent, Fleet National Bank as Syndication Agent, and ABN Amro Bank N.V., BNP Paribas, and Wachovia Bank, N.A. as Co-Documentation Agents (28)
Management Contracts & Compensatory Plans or Arrangements
10.11	Amended and Restated Reebok International Ltd. 1987 Stock Option Plan for Directors effective as of May 5, 1992 (10)
10.12	Amended and Restated Reebok International Ltd. 1994 Equity Incentive Plan adopted as of July 28, 1996 (13)
10.13	Amendment No. 1 effective as of May 1, 1997 to the Amended and Restated Reebok International Ltd. 1994 Equity Incentive Plan (14)
10.14	Amendment No. 2 dated as of April 19, 1999 to the Amended and Restated Reebok International Ltd. 1994 Equity Incentive Plan (19)
10.15	Reebok International Ltd. Equity and Deferred Compensation Plan for Directors effective as of May 3, 1994 (11)
10.16	Amendment No. 1 adopted as of February 25, 1997 to the Reebok International Ltd. Equity and Deferred Compensation Plan for Directors (15)
10.17	Amendment No. 2 dated as of April 19, 1999 to the Reebok International Ltd. Equity and Deferred Compensation Plan for Directors (19)
10.18	Reebok International Ltd. Executive Performance Incentive Plan effective as of January 1, 1996 (12)
10.19	Amendment No. 1 to the Reebok International Ltd. Executive Performance Incentive Plan (13)
10.20	Reebok International Ltd. 2001 Equity Incentive and Director Deferred Compensation Plan effective as of May 1, 2001 (24)

81 --

10.21	Reebok International Ltd. Amended and Restated Executive Deferred Compensation Plan effective as of January 1, 2004 (29)
10.22	Reebok International Ltd. Amended and Restated Compensation Deferral Plan effective as of January 1, 2004 (29)
10.23	Reebok International Ltd. Amended and Restated Excess Benefits Plan effective as of January 1, 2004 (29)
10.24	Reebok International Ltd. Amended and Restated Supplemental Executive Retirement Plan effective as of January 1, 2004 (29)
10.25	Split-Dollar Life Insurance Agreement dated as of September 25, 1991 with Paul B. Fireman (9)
10.26	Agreement dated as of April 19, 1999 between the Company and Paul Fireman (21)
10.27	Consent dated as of April 19, 1999 from Paul Fireman to the Company (21)
10.28	Agreement dated as of May 2, 2000 between the Company and Paul Fireman (24)
10.29	Stock Option Agreement dated as of May 9, 2000 between the Company and Paul Fireman (24)
10.30	Promissory Note dated as of May 9, 2000 made in favor of Reebok International Ltd. by Paul Fireman (24)
10.31	Stock Option Agreement dated as of May 24, 2000 between the Company and Paul Fireman (24)
10.32	Promissory Note dated as of May 24, 2000 made in favor of Reebok International Ltd. by Paul Fireman (24)
10.33	Consent dated as of April 19, 1999 from Kenneth Watchmaker to the Company (21)
10.34	Amended and Restated Change of Control Agreement dated as of May 29, 1997 with Kenneth Watchmaker (22)
10.35	Change of Control Agreement dated as of December 8, 1999 with David A. Pace (22)
10.36	Employment Agreement dated as of December 5, 2001 between the Company and Jay Margolis (27)
10.37	Change of Control Agreement dated as of December 27, 2000 with Jay Margolis (29)
10.38	Employment Agreement dated as of June 12, 2002 between the Company and Martin Coles (28)
10.39	Relocation Agreement dated as of July 17, 2002 between the Company and Martin Coles (28)
10.40	Severance Agreement dated as of February 11, 2004 between the Company and Martin Coles (29)
Other Exhibits & Certifications
12.1	Statement Re Computation of Ratio of Earnings to Fixed Charges (29)
21.1	List of Subsidiaries of the Company (29)
23.1	Consent of Ernst & Young LLP (29)
31.1	Certification of Paul Fireman, Chairman and Chief Executive Officer, dated March 15, 2004, and made pursuant to Rule 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 31.3 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Kenneth Watchmaker, Executive Vice President and Chief Financial Officer, dated March 15, 2004, and made pursuant to Rule 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (29)

-- 82

32.1	Certification of Paul Fireman, Chairman and Chief Executive Officer, dated as of March 15, 2004 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (29)
32.2	Certification of Kenneth Watchmaker, Executive Vice President and Chief Financial Officer, dated as of March 15, 2004 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (29)

(1)
Filed as an Exhibit to Reebok International Ltd. Form 10-K for the fiscal year ended December 31, 1986 and incorporated by reference herein.

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

(16)
Filed as an Exhibit to Reebok International Ltd. Form 10-Q for the quarter ended March 31, 1998 and incorporated by reference herein.

83 --

(17)
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

(25)
Filed as an Exhibit to Registration Statement 333-63032 filed on June 14, 2001 and incorporated by reference herein.

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

(29)
Filed herewith.

(b)
Reports on Form 8-K.

        The Company furnished a Current Report on Form 8-K to the Commission on October 24, 2003. The Company furnished its preliminary financial results for the quarter ended September 30, 2003 pursuant to Item 12 of Form 8-K, "Results of Operations and Financial Condition," and in accordance with SEC Release No. 33-8216.

(c)
Exhibits.

        The response to this portion of Item 15 is submitted as a separate section of this report.

(d)
Financial Statement Schedules.

        The response to this portion of Item 15 is submitted as a separate section of this report.

-- 84

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REEBOK INTERNATIONAL LTD.
	By:	/s/ KENNETH WATCHMAKER Kenneth Watchmaker Executive Vice President and Chief Financial Officer
Dated: March 15, 2004

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

85 --

/s/ GEOFFREY NUNES Geoffrey Nunes	Director
/s/ DEVAL PATRICK Deval Patrick	Director
/s/ DOROTHY E. PUHY Dorothy E. Puhy	Director
/s/ THOMAS M. RYAN Thomas M. Ryan	Director
/s/ BARRY E. TATELMAN Barry E. Tatelman	Director
Dated: March 15, 2004

-- 86

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS.

REEBOK INTERNATIONAL LTD.

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions and Allowances(A)	Balance at End Period
	(Amounts in Thousands)
YEAR ENDED DECEMBER 31, 2003
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts.	$60,906	$20,071	$0	$10,154	$70,823
YEAR ENDED DECEMBER 31, 2002
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts.	$55,240	$12,849	$0	$7,183	$60,906
YEAR ENDED DECEMBER 31, 2001
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts.	$48,016	$16,990	$0	$9,766	$55,240

(A)
Uncollectible accounts written off, net of recoveries.

S-1