Form 10-Q
period 2004-03-31
REEBOK INTERNATIONAL LTD
filed 2004-05-10
CIK 770949

Use these links to rapidly review the document
INDEX

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-9340

REEBOK INTERNATIONAL LTD.
Incorporated pursuant to the Laws of The Commonwealth of Massachusetts

Internal Revenue Service—Employer Identification No. 04-2678061

1895 J.W. Foster Boulevard, Canton, Massachusetts 02021
(781) 401-5000

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 under the Securities Exchange Act of 1934). Yes ☒    No ☐

        The total number of shares of the Registrant's Common Stock, par value $.01 per share, outstanding on May 3, 2004 was 59,965,309.

REEBOK INTERNATIONAL LTD.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Reebok International Ltd.

Condensed Consolidated Balance Sheets

	March 31,
			December 31, 2003
	2004	2003
	(Unaudited)		(See Note 1)
	Amounts in thousands, except per share data
Assets
Current assets:
Cash and cash equivalents	$614,872	$460,314	$693,599
Accounts receivable, net of allowance for doubtful accounts (March 2004, $72,951 March 2003, $60,706 December 2003, $70,823)	564,301	536,879	532,320
Inventory	408,781	417,477	352,692
Deferred income taxes	98,483	118,191	100,070
Prepaid expenses and other current assets	56,008	43,440	48,169

Total current assets	1,742,445	1,576,301	1,726,850

Property and equipment, net	149,562	134,754	149,765
Other non-current assets:
Goodwill, net	24,690	23,431	24,690
Intangibles, net of amortization	41,696	43,697	42,296
Deferred income taxes	20,581	18,222	22,478
Other	25,166	23,765	23,663

Total Assets	$2,004,140	$1,820,170	$1,989,742

Liabilities and Stockholders' Equity
Current liabilities:
Notes payable to banks	$17,338	$18,019	$8,055
Current portion of long-term debt	161	131	163
Accounts payable	137,123	148,193	155,904
Accrued expenses	333,035	310,270	374,849
Income taxes payable	37,364	32,310	27,017

Total current liabilities	525,021	508,923	565,988

Long-term debt, net of current portion	353,017	353,204	353,225
Minority interest and other long-term liabilities	43,882	42,919	36,819
Commitments and contingencies
Stockholders' equity:
Common stock, par value $.01; authorized 250,000 shares; issued shares: March 2004, 101,441; March 2003, 99,771; December 2003, 101,081	1,014	998	1,011
Retained earnings	1,838,860	1,653,640	1,796,321
Less shares in treasury at cost: March 2004, 41,511; March 2003, 40,072; December 2003, 41,473	(741,683)	(692,699)	(740,189)
Unearned compensation	(991)	(1,498)	(1,225)
Accumulated other comprehensive loss	(14,980)	(45,317)	(22,208)

Total Stockholders' Equity	1,082,220	915,124	1,033,710

Total Liabilities and Stockholders' Equity	$2,004,140	$1,820,170	$1,989,742

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Reebok International Ltd.

Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended March 31,
	2004		2003
	Amounts in thousands, except per share data
Net sales		$831,861		$798,280
Costs and expenses:
Cost of sales		497,742		494,398
Selling, general and administrative expenses		266,129		236,259
Interest expense, net		3,544		4,584
Other expense, net		1,836		1,678

		769,251		736,919

Income before income taxes and minority interest		62,610		61,361
Income taxes		19,096		18,654

Income before minority interest		43,514		42,707
Minority interest		2,410		1,872

Net income		$41,104		$40,835

Basic earnings per share	$	..69	$	..68

Diluted earnings per share	$	..63	$	..63

Dividends per common share		$.15

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Reebok International Ltd.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2004	2003
	Amounts in thousands
Cash flows from operating activities:
Net income	$41,104	$40,835
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization	9,221	8,119
Minority interest	2,410	1,872
Deferred income taxes	3,484	627
Changes in operating assets and liabilities:
Accounts receivable	(31,664)	(112,547)
Inventory	(54,714)	(16,886)
Prepaid expenses and other	(7,343)	(8,033)
Accounts payable and accrued expenses	(44,695)	(48,078)
Dividends to minority shareholders	(1,625)
Income taxes payable	12,107	(15,541)

Total adjustments	(111,194)	(192,092)

Net cash used for operating activities:	(70,090)	(151,257)

Cash flows used for investing activities:
Payments to acquire property and equipment	(8,163)	(7,540)

Net cash used for investing activities	(8,163)	(7,540)

Cash flows (used for) provided by financing activities:
Net borrowings of notes payable to banks	9,185	(925)
Re-payments of long-term debt	(138)	(170)
Proceeds from issuance of common stock to employees	8,625	13,070
Dividends paid	(8,972)
Repurchase of common stock	(1,494)	(32,277)

Net cash (used for) provided by financing activities	7,206	(20,302)

Effect of exchange rate changes on cash and cash equivalents	(7,680)	(2,954)

Net decrease in cash and cash equivalents	(78,727)	(182,053)
Cash and cash equivalents at beginning of period	693,599	642,367

Cash and cash equivalents at end of period	$614,872	$460,314

Supplemental disclosures of cash flow information:
Interest paid	$11,038	$10,965
Income taxes paid	3,830	19,838

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Reebok International Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except per share data)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods. The interim financial information and notes thereto should be read in conjunction with the Company's latest annual report on Form 10-K. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of results to be expected for the entire year.

        The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

Accounting for Stock-Based Compensation

        At March 31, 2004, the Company had stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. The Company's policy is to grant stock options with an exercise price equal to the market value at the date of the grant, and accordingly no compensation expense is recognized. The Company provides pro forma disclosures of the compensation expense determined under the fair value provisions of Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation."

        For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands, except for earnings per share information):

	Three Months Ended March 31,
	2004	2003
Net income	$41,104	$40,835
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	1,413	2,317

Pro forma net income	$39,691	$38,518

Basic earnings per share:
As reported	$.69	$.68
Pro forma	$.68	$.66
Diluted earnings per share:
As reported	$.63	$.63
Pro forma	$.62	$.61

        Pro forma information regarding net income and earnings per share is required by SFAS 123, which requires that the information be determined as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions as follows:

	Three Months Ended March 31,
	2004	2003
Risk-free interest rates	2.8%	2.5%
Dividend yields	0.8%	0.0%
Volatility factors of the expected market price of the Company's common stock	.33	.52
Weighted-average expected life of the option	3.5 years	3.5 years

        Net income, as reported, included $233 and $242 of restricted stock based compensation expense for the three months ended March 31, 2004 and 2003, respectively.

Reclassification

        Certain amounts in prior periods have been reclassified to conform to the 2004 presentation. These reclassifications had no impact on previously reported results of operations or stockholders' equity.

SPECIAL CHARGES

        Details of the special charge activity during the three months ended March 31, 2004 are as follows:

	Total	Employee Severance and Other	Marketing Contracts
Balance, December 31, 2003	$11,053	$3,653	$7,400
2004 Utilization	(400)		(400)

Balance, March 31, 2004	$10,653	$3,653	$7,000

        The remaining accrual, which reflects a portion of the total costs to be incurred related to the Company's European reorganization, is comprised primarily of severance, lease termination costs and contractual marketing obligations and will be utilized over the next few years as planned consolidations occur and contractual obligations come due.

        The short-term portion of the accrual, or $5,400, is included in accrued expenses with the balance of $5,253 included in other long-term liabilities.

EARNINGS PER SHARE

        Basic earnings per share excludes dilution and is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding for the period.

Diluted earnings per share reflects the potential dilution that could occur if options and warrants to acquire common stock were exercised and assumes the conversion of the 4.25% convertible debentures into common stock when dilutive.

        The following table sets forth the computation of basic and diluted earnings per share (amounts in thousands, except per share data):

	Three Months Ended March 31,
	2004		2003
Numerator for basic earnings per share:
Net income		$41,104		$40,835
Numerator for diluted earnings per share:
Net income		$41,104		$40,835
Interest on 4.25% convertible debentures, net of income taxes		1,846		1,849

Net income		$42,950		$42,684

Denominator for basic earnings per share:
Weighted average shares		59,681		59,880

Denominator for diluted earnings per share:
Weighted average shares		59,681		59,880
Effect of dilutive securities:
Dilutive employee stock options and warrants		2,254		1,705
Assumed conversion of 4.25% convertible debentures		6,483		6,483

		68,418		68,068

Basic earnings per share	$	..69	$	..68

Diluted earnings per share	$	..63	$	..63

COMPREHENSIVE INCOME

        The following table sets forth the computation of comprehensive income:

	Three Months Ended March 31,
	2004	2003
Net income	$41,104	$40,835
Changes in foreign currency translation adjustments	(2,439)	2,516
Net change due to hedging instruments in accordance with FAS 133	9,667	8,890

Comprehensive income	$48,332	$52,241

COMMITMENTS AND CONTINGENCIES

        The Company is involved in various legal proceedings generally incidental to its business. While it is not feasible to predict or determine the outcome of these proceedings, management does not believe that they should result in a materially adverse effect on the Company's financial position, results of operations or liquidity.

ACQUISITION OF COMMON STOCK

        Under various share repurchase programs, the Board of Directors has authorized the repurchase of Reebok common stock in the open market or privately negotiated transactions. During the three months ended March 31, 2004, the Company acquired 37,700 shares of treasury stock for approximately $1.5 million. As of March 31, 2004, the Company had approximately $148.7 million available for future repurchases of its common stock under these Board authorized programs.

SUBSEQUENT EVENTS

        On April 7, 2004, the Company entered into a Support Agreement with The Hockey Company Holdings Inc. ("Holdings"), and a Lock-up Agreement with certain shareholders of Holdings and its subsidiary, The Hockey Company ("THC"), with respect to the Company's intended purchase of the outstanding common shares of Holdings. On April 22, 2004, pursuant to these agreements, the Company commenced a tender offer to purchase all of the issued and outstanding common shares of Holdings for Canadian $21.25 per share in cash. This transaction is subject to certain conditions, including the receipt of all necessary government approvals and satisfaction of a minimum tender condition. The equity value of the proposed transaction is approximately U.S. $204.0 million (based on exchange rates as of April 8, 2004), plus the assumption of U.S. $125.0 million of debt. Holdings is a leading supplier of hockey apparel and equipment and, pursuant to a long-term license with the National Hockey League, is the exclusive supplier of authentic, replica and practice jerseys using NHL names and logos, including the authentic "on-ice" game jerseys for all 30 NHL teams.

        On April 30, 2004 the Company sold $350.0 million of its 20-year convertible debentures in the 144A private placement market. The convertible debentures are senior unsecured obligations of the Company and are convertible into the Company's common stock under certain circumstances at a conversion rate of $51.26, subject to certain adjustments.

        The convertible debentures bear regular interest at an annual rate of 2.0%. Regular interest is payable in cash semi-annually through May 1, 2009, and thereafter will accrue and be due and payable only upon the earlier to occur of redemption, repurchase or final maturity. As a result of the restricted convertibility feature of the debentures, the common stock issuable upon conversion of the debentures will not be included in the Company's fully diluted shares until the occurrence of certain events.

        Also, beginning May 1, 2009, the Company may redeem all or some of the $350.0 million convertible debentures at par plus accrued and unpaid interest, if any, to the redemption date. In addition, holders of the convertible debentures may require the Company to purchase the convertible debentures on May 1, 2009, 2014 and 2019 at par plus accrued and unpaid interest, if any, to the redemption date.

        The Company intends to use the net proceeds from this offering for general corporate purposes, which may include refinancing existing indebtedness (including the outstanding 4.25% convertible debentures due 2021), repurchasing shares of its common stock, financing acquisitions (including its proposed acquisition of The Hockey Company Holdings Inc.) and other general corporate purposes.

        On April 30, 2004, the Company issued a formal notice of redemption to redeem on May 17, 2004 the $250.0 million outstanding principal amount of its 4.25% convertible debentures due 2021. The redemption price on May 17, 2004 is equal to 102.125% of the principal amount of the convertible debentures, together with accrued and unpaid interest, if any, up to but not including the redemption date. Holders can either elect to convert their convertible debentures into shares of the Company's common stock or receive the redemption price in cash. If holders receive the redemption price in cash, the Company will fund the redemption with cash on hand.

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

        Risks and uncertainties that could affect the Company's actual results and could cause such results to differ materially from those contained in forward-looking statements made by or on behalf of the Company include, but are not limited to, the following: economic conditions in the Company's major markets; competition; shifts in consumer preferences; the ability to maintain advantageous licenses with the sports leagues and other brands the Company licenses; risks associated with the Company's international sales, distribution and manufacturing; increases in raw material prices; the Company's ability to manage and forecast its growth and inventories; the loss of significant customers or suppliers; and the effect of currency fluctuations. This list of risk factors is not exhaustive. Other risks and uncertainties are discussed elsewhere in this report and in further detail under the caption entitled "Issues and Uncertainties" included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003, which has been filed with the Securities and Exchange Commission. In addition, the Company operates in a highly competitive and rapidly changing environment. Therefore, new risk factors can arise, and it is not possible for management to predict all such risk factors, nor to assess the impact of all such risk factors on the Company's business or the extent to which any individual risk factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement. With respect to any statements concerning future orders, the Company's backlog position is not necessarily indicative of future sales because the ratio of future orders to "at once" shipments as well as sales by Company-owned retail outlet stores may vary from year to year. In addition, currencies may fluctuate, many customer orders are cancelable and many markets are not included in open orders since sales are made by independent distributors. Accordingly, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

CRITICAL ACCOUNTING POLICIES

        The Company's significant accounting policies are described in Note 1 to the consolidated financial statements included in Item 8 in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003. The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis the Company evaluates its estimates, including those related to sales returns and allowances, the realizability of outstanding accounts receivable, the carrying value of inventories, hedging policies, and the provision for income taxes. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. In the past, actual results have not been materially different from the Company's estimates. However, results may differ from these estimates under different assumptions or conditions.

        The Company has identified the following as critical accounting policies based on the significant judgments and estimates used in determining the amounts reported in its consolidated financial statements:

Sales Returns and Allowances

        The Company records reductions to revenue for estimated customer returns and allowances. The Company bases its estimates on historical rates of customer returns and allowances as well as the specific identification of outstanding returns and allowances that have not yet been received by the Company. The actual amount of customer returns or allowances, which is inherently uncertain, may differ from the Company's estimates. If actual or expected returns and allowances were significantly greater or lower than the reserves the Company had established, the Company would record an adjustment to reduce or increase net sales and net income in the period in which it made such a determination.

Accounts Receivable

        The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company estimates potential losses based on the Company's historical rate of credit losses, its knowledge of the financial condition of certain customers and an assessment of the overall conditions at retail. Historically, losses have been within the Company's expectations. If the financial condition of the Company's customers was to change, adjustments may be required to these estimates. Furthermore, the Company provides for estimated losses resulting from differences between the gross carrying value of its receivables and the amounts that customers estimate are owed to the Company. The settlement or resolution of these differences could result in future changes to these estimates. If the Company determined that increases or decreases to the allowance for doubtful accounts was appropriate, the Company would record an adjustment to reduce or increase selling, general and administrative expense and net income in the period in which the Company made such a determination.

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

Hedging Policies

        The Company uses foreign currency forward contracts, options contracts and interest rate swap agreements to hedge its exposure to: (1) merchandise purchased in U.S. Dollars that is forecasted to be sold to customers in other currencies; (2) significant assets and liabilities that are denominated in other currencies; and (3) interest rate movement. If actual fluctuations in foreign exchange rates or interest rates are more or less favorable than those projected by management, or if the actual amount of merchandise purchased in U.S. Dollars to be sold to customers in other currencies differs from the amounts projected, an adjustment may be required to reduce or increase cost of goods sold or other income and net income.

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

CONSTANT DOLLAR COMPARISONS

        The Company provides certain constant dollar comparisons, which eliminate the effect of foreign currency fluctuations on such comparisons, in this Quarterly Report on Form 10-Q. Constant dollars are calculated by translating the prior period financial information at the current period foreign exchange rates, thereby eliminating the effect of foreign currency fluctuations. Because of the significance of the Company's international operations and because of the significant fluctuation that has occurred in foreign currency values as compared to the U.S. Dollar, the Company believes that disclosing constant dollar comparisons in certain instances assists in the readers' understanding of the Company's consolidated financial statements. However, such comparisons may not reflect future changes in currency.

OPERATING RESULTS

First Quarter 2004 Compared to First Quarter 2003

        Net sales for the quarter ended March 31, 2004, were $831.9 million, an increase of $33.6 million, or 4.2%, from the quarter ended March 31, 2003 net sales of $798.3 million. On a constant dollar basis, which eliminates the effect of currency exchange fluctuations, net sales for the quarter ended March 31, 2004, decreased $5.6 million, or 0.7%. Worldwide sales of the Reebok Brand were $696.9 million in the first quarter of 2004, an increase of $33.0 million, or 5.0%, from $663.9 million in the first quarter of 2003. On a constant dollar basis, worldwide sales of the Reebok Brand decreased $3.1 million or 0.4%.

        U.S. footwear sales of the Reebok Brand increased 1.6% to $260.7 million in the first quarter of 2004 from $256.7 million in the first quarter of 2003. U.S. footwear revenues were adversely impacted by one of the Company's major customers, Footstar, which filed bankruptcy on March 2, 2004. The uncertainties about the financial condition of Footstar and its ultimate bankruptcy filing impacted the flow of product during the quarter. During the quarter, sales of Reebok footwear in the U.S. to the athletic specialty, sporting goods and better department store channels of distribution increased. As a result, nearly two-thirds of the Company's U.S. footwear business is now through these important channels of distribution. The Company believes that driving much of this improvement in the shape of its U.S. footwear business is the successful performance at retail of its new Rbk footwear products, that are endorsed by popular music performers, which has helped to improve the Company's performance in the athletic specialty channel. While the Company works to expand Rbk throughout the U.S., another strategic priority during 2004 is to further strengthen its performance product positioning. In the performance product area, the Company believes that it has strengthened its positioning by continuing to market and sell its running business through its Premier Series Collection of running products. As a result of the successful launch of Reebok's Premier series, the Company believes it is gaining shelf space in the U.S. running specialty channel of distribution. During the quarter, U.S. sales of footwear running products experienced strong increases. Also during the first quarter of 2004, sales of the Company's Classic footwear products in the U.S. increased by 25%. The Company believes its Classic product strategy has been successful in targeting various lifestyles of consumers with several distinct Classic product collections. Several of these products are aimed at a younger, more fashion conscious consumer, however, its more traditional Classic original are also performing well at retail. Also during the quarter, U.S. sales of kids products increased by 18%. The kids category has an improved product assortment that balances adaptations of adult Rbk, Performance and Classic products, along with kids specific products at key volume price points. Partially offsetting these increases was a decrease in sales of basketball and walking products.

        U.S. apparel sales of the Reebok Brand increased in the first quarter of 2004 by 9.4% to $97.9 million from $89.5 million in the first quarter of 2003. The sales increase came from a strong double-digit increase in the Company's sports licensed apparel business. The Company's sports licensing products continue to perform well with strong retail sell-throughs at sporting goods stores, team shops and specialty licensed accounts. The increase in sales of sports licensed apparel was partially offset by the decline in branded apparel sales which is in line with the Company's previously announced strategy to reposition this business for future growth beginning in 2005. The Company believes the branded apparel market will continue to be difficult for the remainder of 2004.

        On April 8, 2004, the Company announced its plans to acquire all of the outstanding shares of Montreal-based The Hockey Company Holdings Inc. The Company believes that the acquisition of The Hockey Company and its portfolio of hockey brand names, including CCM, JOFA and KOHO, is an excellent strategic fit for the Company. The Hockey Company has a ten-year licensing deal with the National Hockey League beginning with the 2004 season. In addition it has long-term deals with the Canadian Hockey League and the American Hockey League. The Company believes that it can leverage its current infrastructure and expertise in assisting The Hockey Company to design, develop, source, market and sell its licensed apparel.

        Furthermore, this planned acquisition brings Reebok into the sports equipment market. The Hockey Company's primary brands, CCM, JOFA and KOHO are among the most highly recognized and respected performance brands in the world of hockey. The Company believes that this acquisition gives it an excellent opportunity to leverage these brands and The Hockey Company's expertise into the equipment business. With this acquisition, the Company becomes a major player in a global sport in which it currently has no presence.

        International sales of the Reebok Brand (including footwear and apparel) were $338.3 million in the first quarter of 2004, an increase of 6.5% from sales of $317.7 million in the first quarter of 2003. International footwear sales increased 7.2% and international apparel sales increased by 5.6%. Changes in foreign currency exchange rates have favorably impacted these comparisons. On a constant dollar basis, international sales of the Reebok Brand decreased $15.5 million, or 4.4%, international footwear sales decreased approximately 3.2% and international apparel sales decreased by approximately 5.9%. In constant dollars, sales increased in many European countries including Austria, Germany, Greece, Holland, Switzerland and Poland, whereas sales declined in the U.K., France and Italy. For the quarter, in constant dollars, international sales increased in the adventure, basketball, running and soccer categories.

        Rockport's first quarter 2004 sales were $86.9 million, a decrease of 4.2% from sales of $90.7 million in the first quarter of 2003. Domestic sales for the Rockport Brand decreased 14.6%, whereas international sales increased 18.6% as compared to the first quarter of 2003. Currency has favorably impacted these comparisons. On a constant dollar basis, international sales of the Rockport Brand increased 7.8%. International revenues accounted for approximately 39% of Rockport's sales in the first quarter of 2004 as compared to 31% in the first quarter of 2003. During the quarter, Rockport's U.S. department store business increased approximately 8%, however, sales to the volume channel of distribution declined. Rockport plans to introduce a new collection of products that is specifically designed and engineered for this channel of distribution in the third quarter of 2004.

        Sales of the Company's other brands, Ralph Lauren Footwear and The Greg Norman Collection, were $48.1 million in the first quarter of 2004, an increase of 10.1% from sales of $43.7 million in the first quarter of 2003.

        During the first quarter of 2004, the Company's overall gross margin was 40.2% of sales, an improvement of 210 basis points when compared with the Company's gross margin of 38.1% in the first quarter of 2003. During the first quarter of 2004 the Company's gross margins in both its U.S. footwear and apparel business have improved. The Company's gross margin during the quarter also benefited from the strengthening of exchange rates in many of its international markets. The improvement in the Company's international margins had the effect of improving its overall operating margins by approximately 100 basis points.

        Selling, general and administrative expenses for the first quarter of 2004 were $266.1 million, or 32.0% of sales, an increase of $29.8 million when compared with the first quarter of 2003 selling, general and administrative expenses of $236.3 million, or 29.6% of sales. Approximately $10.1 million of this increase is due to the impact of currency and $14.4 million is due to increased advertising and marketing expenses. The balance is due to an increase in the Company's selling and product design and development expenses. The Company continues to invest in brand-building initiatives that it believes are necessary for the long-term success of its brands. These initiatives include the signing of Yao Ming and Sonny Vaccaro, European regionalization, investments in infrastructure improvements to its supply chain and increased advertising and marketing expenses.

        For the quarter ended March 31, 2004, other expenses, net, was $1.9 million compared to $1.6 million in the first quarter of 2003. Included in other expenses, net, are the amortization of finite-lived intangibles, certain currency losses and other non-operating expenses.

        Net interest expense was $3.5 million for the quarter ended March 31, 2004, a decrease of $1.0 million as compared to the first quarter of 2003. During the first quarter of 2004, interest expense was $6.2 million which is comparable to interest expense of $6.5 million in the first quarter of 2003. Interest income was $2.6 million, an increase of $0.7 million from the first quarter of 2003. The increase in interest income resulted from higher interest income earned on cash and cash equivalants due to higher cash balances.

        The Company's effective income tax rate was 30.5% in the first quarter of 2004 as compared to 30.4% in the first quarter of 2003. The increase is a result of improved earnings in the U.S. Based on current estimates, the Company expects that the full year 2004 effective income tax rate will approximate 30.5%. However, the actual effective tax rate could fluctuate depending on the level and geographic mix of the Company's earnings and if there are changes in statutory rates.

Reebok Brand Backlog of Open Orders

        Worldwide backlog of open customer orders scheduled for delivery during the period April 1, 2004 through September 30, 2004 for the Reebok Brand increased 5.4% as compared to the same period last year. Backlog in constant dollars is calculated by translating the 2003 backlog at the 2004 foreign exchange rates, thereby eliminating the effect of currency fluctuations on the comparisons.

        Comparisons regarding orders scheduled for delivery for the period April 1, 2004 through September 30, 2004 are as follows for the Reebok Brand:

	Percentage Change 2004/2003
	Reported Dollars	Constant Dollars
U.S.A.:
Footwear	+9.1%	+9.1%
Apparel	-8.0%	-8.0%
Total Domestic	+3.6%	+3.6%
International:
Footwear	+4.7%	-7.7%
Apparel	+11.7%	-2.7%
Total International	+8.0%	-5.3%
Total Reebok Brand:
Footwear	+7.5%	+2.6%
Apparel	+2.1%	-5.1%
Total Reebok Brand	+5.4%	-0.4%

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

Liquidity and Sources of Capital

        At March 31, 2004, the Company's working capital was $1.217 billion as compared with $1.161 billion at December 31, 2003, and $1.067 billion at March 31, 2003. The current ratio at March 31, 2004 was 3.3 to 1, as compared to 3.1 to 1 at both December 31, 2003 and March 31, 2003.

        Inventory at March 31, 2004 decreased by $8.7 million, or 2.1%, from March 31, 2003. Currency fluctuations have impacted these comparisons. On a constant dollar basis, inventories declined approximately $31.9 million. The decrease was both domestically and internationally and occurred in both footwear and apparel. Inventory turns in the first quarter of 2004 were 4.7 times, as compared to 4.3 times during the first quarter of 2003. Accounts receivable at March 31, 2004 increased approximately 5% from March 31, 2003, which is in line with the Company's sales increase.

        Cash used for operations during the first quarter of 2004 was $70.1 million as compared to $151.3 million during the first quarter of 2003. Capital expenditures for the quarter ended March 31, 2004 were $8.2 million as compared to $7.5 million during the same period of 2003. During 2004, capital expenditures are expected to be in the range of $70.0 to $80.0 million.

        On April 30, 2004 the Company sold $350.0 million of 2.0% of convertible debentures due May 1, 2024. The Company intends to use the net proceeds from this offering for general corporate purposes, which may include refinancing existing indebtedness (including the outstanding 4.25% convertible debentures due 2021), repurchasing shares of its common stock, financing acquisitions (including its proposed acquisition of The Hockey Company Holdings Inc.) and other general corporate purposes.

        On April 30, 2004, the Company issued a formal notice of redemption to redeem on May 17, 2004 the $250.0 million outstanding principal amount of its 4.25% convertible debentures due 2021. The redemption price on May 17, 2004 is equal to 102.125% of the principal amount of the convertible debentures, together with accrued and unpaid interest, if any, up to but not including the redemption date. Holders can either elect to convert their convertible debentures into shares of the Company's common stock or receive the redemption price in cash. If holders receive the redemption price in cash, the Company will fund the redemption with cash on hand.

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

        During the quarter ended March 31, 2004, the Company acquired 37,700 shares of treasury stock for $1.5 million. The acquisition of the shares was in accordance with the Company's previously announced intention to utilize share buybacks to partially offset the dilutive effect of outstanding stock options. The Company acquired fewer shares during the first quarter than originally planned due to the Company's ongoing discussions with The Hockey Company, which prevented the Company from trading in its own securities during much of the first quarter of 2004.

        Also during the first quarter of 2004 the Company's Board of Directors declared a semi-annual cash dividend in the amount of $0.15 per share, or $9.0 million, which was paid on March 19, 2004, to shareholders of record as of March 5, 2004.

OFF BALANCE SHEET ARRANGEMENTS

        The Company occupies its Canton, Massachusetts headquarters under an operating lease entered into in 1998. During the quarter, the Company finalized an amendment to the lease under which the initial term was extended for an additional five years, with two five-year renewal options. Under the amendment to the lease, the Company has also leased from the lessor a property adjacent to the Company's headquarters, the acquisition of which by the lessor was financed by the lease. As a result of the lease renewal, the Company recorded a long-term asset and an offsetting long-term liability of $1.8 million related to the fair value of the residual value guarantee related to this lease. For further information regarding the Company's off balance sheet arrangements, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

LONG-TERM COMMITMENTS

        After revising for the lease renewal which was finalized in the quarter, the Company's contractual obligations for long-term leases is as follows:

	Payments Due by Period
	Total	2004	2005	2006	2007	2008+
Operating Leases	215.8	55.6	46.1	38.6	32.2	43.3

        For further details regarding the Company's contractual obligations for long-term debt, leases and endorsement contracts, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

        Our market risks, and the ways we manage them, are summarized in management's discussion and analysis of financial condition and results of operations as of December 31, 2003, included in the Company's Form 10-K for the year ended December 31, 2003. There have been no material changes in the first three months of 2004 to such risks or our management of such risks.

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

PART II—OTHER INFORMATION

Item 1: Legal Proceedings.

        None.

Item 2: Changes in Securities and Use of Proceeds.

(e)
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs
January 1, 2004 through January 31, 2004	37,700	$39.61	37,700	$148,700,532
February 1, 2004 through February 29, 2004
March 1, 2004 through March 31, 2004

TOTALS	37,700	$39.61	37,700	$148,700,532

        Under various share repurchase programs, the Board of Directors has authorized the repurchase of Reebok common stock in the open market or privately negotiated transactions. During the three months ended March 31, 2004, the Company acquired 37,700 shares of treasury stock for approximately $1.5 million. As of March 31, 2004, the Company had approximately $148.7 million available for future repurchases of its common stock under these Board authorized programs.

Item 3: Defaults upon Senior Securities.

        None.

Item 4: Submission of Matters to a Vote of Security Holders.

        None.

Item 5: Other Information.

        None.

Item 6: Exhibits and Reports on Form 8-K.

(a)
Exhibits

10.1	Amended and Restated Participation Agreement dated as of March 19, 2004 among the Company, as Lessor and Guarantor; Credit Suisse Leasing 92A, L.P., as Lessor; the Lendors named therein; Credit Suisse First Boston, as Administrative Agent; Fleet National Bank and Scotiabanc Inc., as Co-Documentation Agents; and Wachovia Bank, National Association and BNP Paribas Leasing Corporation, as Co-Syndication Agents.
10.2	Amended and Restated Lease dated as of March 19, 2004 between Credit Suisse Leasing 92A, L.P., as Lessor, and the Company, as Lessee.
10.3	Amended and Restated Guaranty from the Company dated as of March 19, 2004.
10.4	Indenture dated as of April 30, 2004 between the Company and U.S. Bank National Association as Trustee.
10.5	Registration Rights Agreement dated as of April 30, 2004 among the Company and Credit Suisse First Boston, LLC, BNP Paribas Securities Corp., and Banco IMI SpA, as Initial Purchasers.
31.1
Certification of Paul Fireman, Chairman and Chief Executive Officer, dated May 10, 2004, and made pursuant to Rule 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2
Certification of Kenneth Watchmaker, Executive Vice President and Chief Financial Officer, dated May 10, 2004, and made pursuant to Rule 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1
Certification of Paul Fireman, Chairman and Chief Executive Officer, dated as of May 10, 2004, and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2
Certification of Kenneth Watchmaker, Executive Vice President and Chief Financial Officer, dated as of May 10, 2004, and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(b)
Reports on Form 8-K

        The Company furnished a Current Report on Form 8-K with the Commission on January 28, 2004. The Company furnished its preliminary financial results for the quarter and fiscal year ended December 31, 2004 pursuant to Item 12 of Form 8-K, "Results of Operations and Financial Condition," and in accordance with SEC Release No. 33-8216.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2004
REEBOK INTERNATIONAL LTD.
	BY:	/s/ KENNETH WATCHMAKER Kenneth Watchmaker Executive Vice President and Chief Financial Officer