Form 10-Q
period 2004-06-30
REEBOK INTERNATIONAL LTD
filed 2004-08-09
CIK 770949

Use these links to rapidly review the document
INDEX

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2004
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-9340

REEBOK INTERNATIONAL LTD.
Incorporated pursuant to the Laws of The Commonwealth of Massachusetts

Internal Revenue Service—Employer Identification No. 04-2678061

1895 J.W. Foster Boulevard, Canton, Massachusetts 02021
(781) 401-5000

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 under the Securities Exchange Act of 1934). Yes ☒    No ☐

        The total number of shares of the Registrant's Common Stock, par value $.01 per share, outstanding on August 1, 2004 was 59,147,498.

REEBOK INTERNATIONAL LTD.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Reebok International Ltd.

Condensed Consolidated Balance Sheets

	June 30,
			December 31, 2003
	2004	2003
	(Unaudited)		(See Note 1)
	Amounts in thousands, except per share data
Assets
Current assets:
Cash and cash equivalents	$501,377	$459,985	$693,599
Accounts receivable, net of allowance for doubtful accounts (June 2004, $76,579 June 2003, $66,406, December 2003, $70,823)	623,264	540,669	532,320
Inventory	539,392	476,248	352,692
Deferred income taxes	116,697	116,950	100,070
Prepaid expenses and other current assets	64,640	54,698	48,169

Total current assets	1,845,370	1,648,550	1,726,850

Property and equipment, net	160,542	141,901	149,765
Other non-current assets:
Goodwill, net	82,817	23,431	24,690
Intangibles, net of amortization	199,881	43,770	42,296
Deferred income taxes	19,511	17,889	22,478
Other	29,736	23,801	23,663

Total Assets	$2,337,857	$1,899,342	$1,989,742

Liabilities and Stockholders' Equity
Current liabilities:
Notes payable to banks	$15,772	$18,233	$8,055
Current portion of long-term debt	152,907	142	163
Accounts payable	183,257	156,403	155,904
Accrued expenses	359,955	364,332	374,849
Income taxes payable	39,834	32,072	27,017

Total current liabilities	751,725	571,182	565,988

Long-term debt, net of current portion	452,880	353,209	353,225
Minority interest and other long-term liabilities	35,769	47,255	36,819
Commitments and contingencies
Stockholders' equity:
Common stock, par value $.01; authorized 250,000 shares; issued shares: June 2004, 101,924; June 2003, 99,941; December 2003, 101,081	1,019	999	1,011
Retained earnings	1,874,318	1,685,923	1,796,321
Less shares in treasury at cost: June 2004, 42,618; June 2003, 40,754; December 2003, 41,473	(780,510)	(714,127)	(740,189)
Unearned compensation	(2,054)	(1,265)	(1,225)
Accumulated other comprehensive gain (loss)	4,710	(43,834)	(22,208)

Total Stockholders' Equity	1,097,483	927,696	1,033,710

Total Liabilities and Stockholders' Equity	$2,337,857	$1,899,342	$1,989,742

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Reebok International Ltd.

Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended June 30,				Six Months Ended June 30,
	2004		2003		2004		2003
	Amounts in thousands, except per share data
Net sales		$813,565		$802,576		$1,645,425	$1,600,856
Costs and expenses:
Cost of sales		495,788		501,963		993,530	996,361
Selling, general and administrative expenses		271,113		260,419		537,241	496,679
Interest expense, net		1,643		3,973		5,187	8,557
Loss on early extinguishment of debt		10,228				10,228
Other expense, net		2,891		(1,150)		4,726	525

		781,663		765,205		1,550,912	1,502,122

Income before income taxes and minority interest		31,902		37,371		94,513	98,734
Income taxes		9,730		11,360		28,826	30,015

Income before minority interest		22,172		26,011		65,687	68,719
Minority interest		420		406		2,830	2,278

Net income		$21,752		$25,605		$62,857	$66,441

Basic earnings per share	$	..36	$	..43		$1.05	$1.12

Diluted earnings per share	$	..35	$	..41	$	..98	$1.04

Dividends per common share						$.15

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Reebok International Ltd.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2004	2003
	Amounts in thousands
Cash flows from operating activities:
Net income	$62,857	$66,441
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization	17,952	16,741
Minority interest	2,830	2,278
Non-cash loss on early extinguishment of debt	4,916
Deferred income taxes	(13,660)	2,200
Changes in operating assets and liabilities, excluding the effect of acquisitions:
Accounts receivable	(19,460)	(106,809)
Inventory	(120,558)	(64,417)
Prepaid expenses and other	(12,805)	(18,540)
Accounts payable and accrued expenses	4,406	(3,700)
Dividends to minority shareholders		(1,566)
Income taxes payable	27,123	(7,808)

Total adjustments	(109,256)	(181,621)

Net cash used for operating activities:	(46,399)	(115,180)

Cash flows used for investing activities:
Payments to acquire property and equipment	(15,795)	(21,009)
Purchase of The Hockey Company (net of cash acquired)	(193,052)

Net cash used for investing activities	(208,847)	(21,009)

Cash flows (used for) provided by financing activities:
Net borrowings of notes payable to banks	8,091	(1,596)
Re-payments of long-term debt	(250,326)	(287)
Net proceeds from issuance of convertible debentures	343,000
Proceeds from issuance of common stock to employees	18,777	11,227
Dividends paid	(8,972)
Repurchase of common stock	(40,321)	(53,705)

Net cash (used for) provided by financing activities	70,249	(44,361)

Effect of exchange rate changes on cash and cash equivalents	(7,225)	(1,832)

Net decrease in cash and cash equivalents	(192,222)	(182,382)
Cash and cash equivalents at beginning of period	693,599	642,367

Cash and cash equivalents at end of period	$501,377	$459,985

Supplemental disclosures of cash flow information:
Interest paid	$14,733	$13,358
Income taxes paid	11,658	28,710

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Reebok International Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except per share data)

1
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods. The interim financial information and notes thereto should be read in conjunction with the Company's latest annual report on Form 10-K. The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of results to be expected for the entire year.

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

Accounting for Stock-Based Compensation

        At June 30, 2004, the Company had stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. The Company's policy is to grant stock options with an exercise price equal to the market value at the date of the grant, and accordingly no compensation expense is recognized. The Company provides pro forma disclosures of the compensation expense determined under the fair value provisions of Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation."

        For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands, except for earnings per share information):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income	$21,752	$25,605	$62,857	$66,441
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	3,171	3,707	3,139	5,756

Pro forma net income	$18,581	$21,898	$59,718	$60,685

Basic earnings per share:
As reported	$.36	$.43	$1.05	$1.12
Pro forma	$.32	$.38	$1.02	$1.04
Diluted earnings per share:
As reported	$.35	$.41	$.98	$1.04
Pro forma	$.30	$.36	$.95	$.97

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Risk-free interest rates	2.8%	2.0%	3.3%	2.1%
Dividend yields	.74%–.76%	0%	.82%–.86%	0%
Volatility factors of the expected market price of the Company's common stock	.33	.52	.31–.33	.46–.52
Weighted-average expected life of the option	3.5 years	3.5 years	3.5 years	3.5 years

        Net income, as reported, included $258 and $223 of restricted stock based compensation expense for the three months ended June 30, 2004 and 2003, respectively and $491 and $432 of restricted stock based compensation expense for the six months ended June 30, 2004 and 2003, respectively.

Recently Issued Accounting Standards

        On July 6, 2004, the Emerging Issues Task Force of the Financial Accounting Standards Board (the "EITF") reached a tentative conclusion on EITF Issue No. 04-8, "The Effect of Contingently Convertible Debt on Diluted Earnings Per Share," that contingently convertible debt instruments ("Co-Cos") are subject to the if-converted method under FASB Statement No. 128, Earnings Per Share, regardless of the contingent features included in the instrument (contingent price triggers, parity triggers, etc.). Under current practice, issuers of Co-Cos exclude the potential common shares underlying the Co-Co from the calculation of diluted earnings per share until the market price or other contingency is met.

        On April 30, 2004, the Company sold $350.0 million of its 20-year convertible debentures in the 144A private placement market. The convertible debentures are senior unsecured obligations of the Company and are convertible into the Company's common stock under certain circumstances at a conversion rate of $51.26, subject to certain adjustments. The convertible debentures bear regular interest at an annual rate of 2.0%. As a result of the restricted convertibility feature of the debentures, the common stock issuable upon conversion of the debentures is not required under current generally accepted accounting principles to be included in the Company's fully diluted shares until the occurrence of certain events.

        The following table sets forth the calculation of diluted earnings per share assuming the conversion of these convertible debentures into common stock (amounts in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Numerator for diluted earnings per share:
As reported (see Note 3)	$22,711	$27,454	$65,662	$70,139
Interest on 2.0% convertible debentures, net of income taxes	825		825

Proforma	$23,536	$27,454	$66,487	$70,139

Denominator for diluted earnings per share:
As reported (see Note 3)	64,960	67,442	66,689	67,752
Assumed conversion of 2.0% convertible debentures	4,652		2,326

Proforma	69,612	67,442	69,015	67,752

Diluted earnings per share:
As reported	$.35	$.41	$.98	$1.04
Pro forma	$.34	$.41	$.96	$1.04

Reclassification

        Certain amounts in prior periods have been reclassified to conform to the 2004 presentation. These reclassifications had no impact on previously reported results of operations or stockholders' equity.

2
SPECIAL CHARGES

        Details of the special charge activity during the six months ended June 30, 2004 are as follows:

	Total	Employee Severance and Other	Marketing Contracts
Balance, December 31, 2003	$11,053	$3,653	$7,400
2004 Utilization	(1,229)	(429)	(800)

Balance, June 30, 2004	$9,824	$3,224	$6,600

        The remaining accrual, which reflects a portion of the total costs to be incurred related to the Company's European reorganization, is comprised primarily of severance, lease termination costs and contractual marketing obligations and will be utilized over the next few years as planned consolidations occur and contractual obligations come due.

        The short-term portion of the accrual, or $4,824, is included in accrued expenses with the balance of $5,000 included in other long-term liabilities.

3
EARNINGS PER SHARE

        Basic earnings per share excludes dilution and is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if options and warrants to acquire common stock were exercised and assumes the conversion of the 4.25% convertible debentures into common stock when dilutive through the redemption date of May 17, 2004.

        The following table sets forth the computation of basic and diluted earnings per share (amounts in thousands, except per share data):

	Three Months Ended June 30,				Six Months Ended June 30,
	2004		2003		2004		2003
Numerator for basic earnings per share:
Net income		$21,752		$25,605		$62,857	$66,441
Numerator for diluted earnings per share:
Net income		$21,752		$25,605		$62,857	$66,441
Interest on 4.25% convertible debentures, net of income taxes		959		1,849		2,805	3,698

Net income		$22,711		$27,454		$65,662	$70,139

Denominator for basic earnings per share:
Weighted average shares		59,652		59,097		59,666	59,486

Denominator for diluted earnings per share:
Weighted average shares		59,652		59,097		59,666	59,486
Effect of dilutive securities:
Dilutive employee stock options and warrants		1,959		1,862		2,107	1,783
Assumed conversion of 4.25% convertible debentures		3,349		6,483		4,916	6,483

		64,960		67,442		66,689	67,752

Basic earnings per share		$.36		$.43		$1.05	$1.12

Diluted earnings per share	$	..35	$	..41	$	..98	$1.04

4
COMPREHENSIVE INCOME

        The following table sets forth the computation of comprehensive income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income	$21,752	$25,605	$62,857	$66,441
Changes in foreign currency translation adjustments	(1,965)	19,251	(4,398)	21,767
Net change due to hedging instruments in accordance with FAS 133	21,656	(17,768)	31,323	(8,878)

Comprehensive income	$41,443	$27,088	$89,782	$79,330

5
COMMITMENTS AND CONTINGENCIES

        The Company is involved in various legal proceedings generally incidental to its business. While it is not feasible to predict or determine the outcome of these proceedings, management does not believe that they should result in a materially adverse effect on the Company's financial position, results of operations or liquidity.

6
ACQUISITION OF COMMON STOCK

        Under various share repurchase programs, the Board of Directors has authorized the repurchase of Reebok common stock in the open market or privately negotiated transactions. During the six months ended June 30, 2004, the Company acquired 1,145,600 shares of treasury stock for approximately $40.3 million. As of June 30, 2004, the Company had approximately $109.9 million available for future repurchases of its common stock under these Board authorized programs.

7
ACQUISITION OF THE HOCKEY COMPANY

        The Company has acquired all of the common shares of Montreal-based The Hockey Company Holdings, Inc. ("The Hockey Company"). The equity value of the transaction was approximately $209.3 million, plus the assumption of debt and certain accruals of approximately $157.5 million. The transaction was effected through a Canadian tender offer completed on June 18, 2004 at which time the Company acquired 92% of the outstanding shares of The Hockey Company, followed by the acquisition of the remaining shares that were not tendered on July 23, 2004. The Hockey Company is a leading supplier of hockey apparel and equipment and, pursuant to a long-term license with the National Hockey League ("NHL"), is the exclusive supplier of authentic, replica and practice jerseys using NHL names and logos, including authentic "on-ice" game jerseys for all thirty NHL teams. The Company has performed a preliminary analysis of the purchase accounting and will finalize this accounting during the third quarter of 2004.

        The acquisition was effective as of June 30, 2004. Accordingly, the balance sheet of The Hockey Company is included in the condensed consolidated balance sheet as of June 30, 2004 but the sales and earnings for The Hockey Company are not included in the Company's results for the second quarter of 2004 as these amounts were immaterial to the consolidated results.

8
SUBSEQUENT EVENT

        On July 26, 2004, the Company's subsidiaries The Hockey Company and Sport Maska, Inc. completed a tender offer for all of their issued and outstanding 11 1/4% Senior Secured Notes due 2009 and a related consent solicitation to effect certain amendments to the indenture governing these notes. Approximately $117.5 million in principal amount of the notes were tendered for consideration equal to approximately $140.3 million. The notes purchased in the tender offer will be retired, and the indenture governing the notes remaining outstanding has been amended to eliminate substantially all of the affirmative and restrictive covenants, certain repurchase rights and certain events of default and related provisions. Approximately $7.5 million of the principal amount of the notes remain outstanding.

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

Accounts Receivable

        The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company estimates potential losses based on the Company's historical rate of credit losses, its knowledge of the financial condition of certain customers and an assessment of the overall conditions at retail. Historically, losses have been within the Company's expectations. If the financial condition of the Company's customers was to change, adjustments may be required to these estimates. Furthermore, the Company provides for estimated losses resulting from differences between the gross carrying value of its receivables and the amounts that customers estimate are owed to the Company. The settlement or resolution of these differences could result in future changes to these estimates. If the Company determined that increases or decreases to the allowance for doubtful accounts was appropriate, the Company would record an adjustment to increase or reduce selling, general and administrative expense and net income in the period in which the Company made such a determination.

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

OPERATING RESULTS

Second Quarter 2004 Compared to Second Quarter 2003

        Net sales for the quarter ended June 30, 2004, were $813.6 million, an increase of $11.0 million, or 1.4%, from the quarter ended June 30, 2003 net sales of $802.6 million. On a constant dollar basis, which eliminates the effect of currency exchange fluctuations, net sales for the quarter ended June 30, 2004, decreased $11.8 million, or 1.3%. Worldwide sales of the Reebok Brand were $681.0 million in the second quarter of 2004, an increase of $14.7 million, or 2.2%, from $666.3 million in the second quarter of 2003. On a constant dollar basis, worldwide sales of the Reebok Brand decreased $6.0 million or 0.9%.

        U.S. footwear sales of the Reebok Brand increased 2.8% to $279.3 million in the second quarter of 2004 from $271.8 million in the second quarter of 2003. U.S. footwear revenues were adversely impacted by the bankruptcy filing of one of the Company's major customers, Footstar, which filed under Chapter 11 on March 2, 2004. This resulted in the cancellation of open orders that would have shipped in the second quarter of 2004. U.S. footwear revenue was also adversely affected by negative retail outlet store comparisons that were driven by weak retail sales in June. Also during the quarter, the Company's U.S. footwear off-price business declined compared to the second quarter of 2003 as the Company believes it is continuing to effectively manage its footwear inventory levels, thereby reducing the closeout sales of its footwear products.

        A key focus of the Reebok Brand is to build upon the success of its three product and marketing platforms: Rbk, Performance and Classic. During the quarter, sales of Rbk footwear product in the U.S. endorsed by music icons 50 Cent and Jay-Z increased by over 350% from the second quarter of 2003. During the quarter, sales of running footwear in the U.S. increased 9.4% from the second quarter of 2003. The Company's Classic category continued to perform well in the quarter. During the quarter,

U.S. sales of Classic footwear increased by 28.3% from the second quarter of 2003. The sales increase is from both the Company's Classic original products as well as the Classic derivative products that are more fashion forward.

        U.S. apparel sales of the Reebok Brand decreased in the second quarter of 2004 by 17.9% to $89.6 million from $109.1 million in the second quarter of 2003. The sales decline was in both sports licensed apparel and branded apparel. In order to support the Company's growing sports licensed apparel business the Company needed to implement a new, state-of-the-art warehouse and manufacturing system for its Indianapolis facility. Since the second quarter of the year is the lowest volume quarter for this location the Company decided to shut down the facility for approximately four weeks beginning in mid-April in order to implement the new systems. As a result of the shutdown, the Company lost approximately $15.0 million in sales in the second quarter, but plans to ship much of this product during the third quarter of 2004. The Company's ability to achieve this will depend upon how quickly the shipments from this facility return to normal capacity. The facility has experienced some start-up problems, but the Company believes that they will be resolved shortly. The Company's branded apparel sales were down significantly for the quarter. Part of the decline is the result of the Company's strategy to reposition this product line for future growth and to exit certain unprofitable product groups and part is due to the generally difficult year at retail for core branded apparel products.

        The Company acquired Montreal-based The Hockey Company Holdings Inc. ("The Hockey Company") effective June 30, 2004. Accordingly, the balance sheet of The Hockey Company is included in the condensed consolidated balance sheet as of June 30, 2004 but the sales and earnings for The Hockey Company are not included in the Company's results for the second quarter of 2004.

        International sales of the Reebok Brand (including footwear and apparel) were $312.1 million in the second quarter of 2004, an increase of 9.4% from sales of $285.4 million in the second quarter of 2003. International footwear sales increased 6.1% and international apparel sales increased by 13.7%. Changes in foreign currency exchange rates have favorably impacted these comparisons. On a constant dollar basis, international sales of the Reebok Brand increased $6.0 million, or 2.0%, international footwear sales decreased approximately 0.2% and international apparel sales increased by approximately 4.8%. In constant dollars, sales increased in many European countries including Austria, Belgium, Finland, Germany, Holland, Poland, Russia, Switzerland and the U.K. However, sales declined significantly in France where a few major retailers continue to struggle with high apparel and footwear stock levels, much of which is coming from their own private label brands. For the quarter, in constant dollars, international sales increased in the basketball, training, soccer and walking categories.

        Rockport's second quarter 2004 sales were $88.0 million, a decrease of 3.1% from sales of $90.8 million in the second quarter of 2003. Domestic sales for the Rockport Brand decreased 5.9%, whereas international sales increased 3.5% as compared to the second quarter of 2003. Currency has favorably impacted these comparisons. On a constant dollar basis, international sales of the Rockport Brand decreased 3.6%. International revenues accounted for approximately 33% of Rockport's sales in the second quarter of 2004 as compared to 31% in the second quarter of 2003.

        Sales of the Company's other brands, Ralph Lauren Footwear and The Greg Norman Collection, were $44.6 million in the second quarter of 2004, a decrease of 2.0% from sales of $45.5 million in the second quarter of 2003.

        During the second quarter of 2004, the Company's overall gross margin was 39.1% of sales, an improvement of 160 basis points when compared with the Company's gross margin of 37.5% in the second quarter of 2003. During the second quarter of 2004 the Company's gross margins in both its U.S. footwear and apparel business have improved. The Company's gross margin during the quarter also benefited from the strengthening of exchange rates in many of its international markets. The improvement in the Company's international margins had the effect of improving its overall operating margins by approximately 20 basis points.

        Selling, general and administrative expenses for the second quarter of 2004 were $271.1 million, or 33.3% of sales, an increase of $10.7 million when compared with the second quarter of 2003 selling, general and administrative expenses of $260.4 million, or 32.4% of sales. The Company continues to invest in brand building initiatives designed to lay the foundation for future sales and profit growth worldwide. During the second quarter of 2004 both advertising and marketing and research and development expenses increased as a percentage of sales as compared to the second quarter of 2003. In addition, the Company is investing in new systems and various supply chain initiatives and the Company is streamlining its product development processes.

        On May 17, 2004, the Company redeemed for cash the $250.0 million outstanding principal amount of its 4.25% convertible debentures due 2021. The redemption price included a call premium of $5.3 million. The call premium and the writeoff of the remaining unamortized, original debt issuance costs of $4.9 million resulted in a $10.2 million pre-tax loss due to the early extinguishment of debt.

        For the quarter ended June 30, 2004, other expenses, net, was income of $3.0 million compared to an expense of $1.1 million in the second quarter of 2003. Included in other expenses, net, is the amortization of finite-lived intangibles, certain currency losses and other non-operating expenses. The fluctuation was primarily due to the fluctuation in currency gains (losses).

        Net interest expense was $1.6 million for the quarter ended June 30, 2004, a decrease of $2.4 million as compared to the second quarter of 2003. During the second quarter of 2004, interest expense was $6.2 million, which is comparable to interest expense of $6.8 million in the second quarter of 2003. Interest income was $4.6 million, an increase of $1.8 million from the second quarter of 2003. The increase in interest income resulted from interest earned on the favorable settlement of some outstanding income tax matters.

        The Company's effective income tax rate was 30.5% in the second quarter of 2004 as compared to 30.4% in the second quarter of 2003. Based on current estimates, the Company expects that the full year 2004 effective income tax rate will approximate 30.5%. However, the actual effective tax rate could fluctuate depending on the level and geographic mix of the Company's earnings and if there are changes in statutory rates.

First Six Months of 2004 Compared to First Six Months of 2003

        Net sales for the six months ended June 30, 2004, were $1.645 billion, a 2.8% increase from net sales of $1.601 billion for the six months ended June 30, 2003. On a constant dollar basis, which eliminates the effect of currency exchange fluctuations, net sales for the six months ended June 30, 2004, decreased $17.5 million or 1.1%. Worldwide sales of the Reebok Brand were $1.378 billion in the first six months of 2004, an increase of 3.6% from $1.330 billion in the first six months of 2003. On a constant dollar basis, worldwide sales of the Reebok Brand decreased $9.1 million or 0.7%.

        U.S. footwear sales of the Reebok Brand increased 2.2% to $540.0 million in the first six months of 2004 from $528.5 million in the first six months of 2003. U.S. footwear revenues were adversely impacted by the bankruptcy filing of one of the Company's major customers, Footstar, which filed under Chapter 11 on March 2, 2004. The uncertainties about the financial condition of Footstar and its ultimate bankruptcy filing resulted in the cancellation of open orders that would have shipped in the first six months of 2004. Sales of Rbk footwear product in the U.S. endorsed by music icons 50 Cent and Jay-Z increased significantly in the first six months of 2004 as compared to the first six months of 2003. During the first six months of 2004, sales of running footwear in the U.S. increased approximately 25.6% as compared to the first six months of 2003. During the first six months of 2004, U.S. sales of the Company's Classic footwear increased by approximately 26.5% as compared to the same period in 2003.

        U.S. apparel sales of the Reebok Brand decreased in the first six months of 2004 by 5.6% to $187.4 million from $198.5 million in the first six months of 2003. During the first six months of 2004 sales of both NFL and NBA products increased double digits from the first six months of 2003. The Company's branded apparel sales were down significantly for the first half of the year as compared to the first half of 2003.

        International sales of the Reebok Brand (including footwear and apparel) were $650.4 million in the first six months of 2004, an increase of 7.8% from sales of $603.2 million in the first six months of 2003. Changes in foreign currency have favorably impacted these comparisons. On a constant dollar basis, international sales of the Reebok Brand decreased $9.5 million or 1.4%, international footwear sales decreased approximately 1.8% and international apparel sales decreased by approximately 1.0%. In constant dollars, sales increased in many European countries including Austria, Finland, Germany, Holland, Poland, Russia, and Switzerland. However, sales declined significantly in France where a few major retailers continue to struggle with high apparel and footwear stock levels, much of which is coming from their own private label brands. For the first six months of 2004, in constant dollars, international sales increased in the basketball, training, soccer and walking categories.

        Rockport's sales for the first six months 2004 were $175.0 million, a decrease of 3.6% from sales of $181.5 million in the first six months of 2003. Domestic sales for the Rockport Brand decreased 10.2%, whereas international sales increased 11.1% as compared to the first six months of 2003. Currency has favorably impacted these comparisons. On a constant dollar basis, international sales of the Rockport Brand decreased 6.1%. International revenues accounted for approximately 36% of Rockport's sales in the first six months of 2004 as compared to 31% in the first six months of 2003.

        Sales of the Company's other brands; Ralph Lauren Footwear and The Greg Norman Collection, were $92.6 million in the first six months of 2004, an increase of 3.8% from sales of $89.2 million in the first six months of 2003.

        During the first six months of 2004, the Company's overall gross margin was 39.6% of sales, which is an increase of 180 basis points when compared with the Company's gross margin of 37.8% in the first six months of 2003. During the first six months of 2004 the Company's gross margins in both its U.S. footwear and apparel business have improved. The Company's gross margin during the six months also benefited from the strengthening of exchange rates in many of its international markets. The improvement in the Company's international margins had the effect of improving its overall operating margins by approximately 65 basis points.

        Selling, general and administrative expenses for the first six months of 2004 were $537.2 million, or 32.6% of sales, an increase of $40.5 million when compared with the first six months of 2003 selling, general and administrative expenses of $496.7 million, or 31.0% of sales. The Company continues to invest in brand building initiatives designed to lay the foundation for future sales and profit growth worldwide. During the first six months of 2004, advertising and marketing expenses increased approximately 13.5% and total research and development and product development increased approximately 16.1%.

        On May 17, 2004 the Company redeemed the $250.0 million outstanding principal amount of its 4.25% convertible debentures due 2021. The redemption price included a call premium of $5.3 million. The call premium and the writeoff of the remaining unamortized, original debt issuance costs of $4.9 million resulted in a loss due the early extinguishment of debt of $10.2 million.

        For the six months ended June 30, 2004, other expenses, net, was $4.7 million compared to $0.5 million during the first six months of 2003. Included in other expenses, net, are the amortization of finite-lived intangibles, certain currency losses and other non-operating expenses. The fluctuation was primarily due to the fluctuation in currency gains (losses).

        Net interest expense was $5.2 million for the six months ended June 30, 2004, a decrease of $3.4 million as compared to the first six months of 2003. During the first six months of 2004, interest expense was $12.4 million, a decrease of $1.1 million from interest expense of $13.3 million in the first six months of 2003. Interest income was $7.2 million, an increase of $2.4 million from the first six months of 2003. The increase in interest income resulted from interest earned on the favorable settlement of some outstanding income tax matters.

        The Company's effective income tax rate was 30.5% in the first six months of 2004 as compared to 30.4% in the first six months of 2003. Based on current estimates, the Company expects that the full year 2004 effective income tax rate will approximate 30.5%. However, the actual effective tax rate could fluctuate depending on the level and geographic mix of the Company's earnings and if there are changes in statutory rates.

Reebok Brand Backlog of Open Orders

        Worldwide backlog of open customer orders scheduled for delivery during the period July 1, 2004 through December 31, 2004 for the Reebok Brand increased 2.5% as compared to the same period last year. Backlog in constant dollars is calculated by translating the 2004 backlog at the 2004 foreign exchange rates, thereby eliminating the effect of currency fluctuations on the comparisons.

        Comparisons regarding orders scheduled for delivery for the period July 1, 2004 through December 31, 2004 are as follows for the Reebok Brand:

Percentage Change 2004/2004
	Reported Dollars	Constant Dollars
U.S.A.:
Footwear	+7.0%	+7.0%
Apparel	+0.3%	+0.3%
Total Domestic	+4.5%	+4.5%
International:
Footwear	+6.8%	+0.4%
Apparel	-7.2%	-12.1%
Total International	-0.2%	-5.8%
Total Reebok Brand:
Footwear	+6.9%	+4.5%
Apparel	-3.4%	-5.9%
Total Reebok Brand	+2.5%	+0.1%

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

Liquidity and Sources of Capital

        At June 30, 2004, the Company's working capital was $1.094 billion as compared with $1.161 billion at December 31, 2003 and $1.077 billion at June 30, 2003. The current ratio, a comparison of current assets to current liabilities, at June 30, 2004 was 2.5 to 1, as compared to 3.1 to 1 at December 31, 2003 and 2.9 to 1 at June 30, 2003.

        Inventory at June 30, 2004 increased by $63.1 million, or 13.3%, from June 30, 2003. Accounts receivable increased $82.6 million or 15.3%. The increases were primarily due to the Company's acquisition of The Hockey Company and to the effects of currency. Excluding the impact of The Hockey Company and currency, inventory declined approximately $16.2 million or 3.3%. The decrease was primarily due to a decrease in Rockport inventory. Excluding the impact of The Hockey Company and currency, accounts receivable declined approximately $4.5 million or .8%.

        The following table sets forth a reconciliation between inventory and receivables as of June 30, 2004 including and excluding the effect of the acquisition of The Hockey Company (a non-gaap measure):

	As Reported	The Hockey Company	Without The Hockey Company
Inventory	539,392	67,544	471,848
Accounts Receivable (net)	623,264	73,310	549,954

        Cash used for operations during the first six months of 2004 was $46.4 million, as compared to cash used for operations of $115.2 million during the first six months of 2003. The Company has acquired all the common shares of Montreal-based The Hockey Company for approximately $193.1 million (net of cash acquired) plus the assumption of debt and certain accruals of $157.5 million. Capital expenditures for the six months ended June 30, 2004 were $15.8 million as compared to $21.0 million during the first six months of 2003. Capital expenditures for 2004 are expected to be in the range of $65.0 to $75.0 million in order to support the Company's European regionalization, the rollout of SAP, the enhancement of its sports licensing operations capability, and retail and other facility requirements internationally.

        On April 30, 2004 the Company sold $350.0 million of its 20-year convertible debentures in the 144A private placement market. The convertible debentures are senior unsecured obligations of the Company and are convertible into the Company's common stock under certain circumstances at a conversion rate of $51.26, subject to certain adjustments. The convertible debentures bear regular interest at an annual rate of 2.0%. Regular interest is payable in cash semi-annually through May 1, 2009, and thereafter will accrue and be due and payable only upon the earlier to occur of redemption, repurchase or final maturity. As a result of the restricted convertibility feature of the debentures, the common stock issuable upon conversion of the debentures is not required under current generally accepted accounting principles to be included in the Company's fully diluted shares until the occurrence of certain events. However, the accounting treatment for such contingently convertible debentures may change to an "as if" converted method for calculating diluted earnings per share. (See note 1)

        On May 17, 2004 the Company redeemed for cash the $250.0 million outstanding principal amount of its 4.25% convertible debentures due 2021. The redemption price on May 17, 2004 was equal to 102.125% of the principal amount of the convertible debentures, together with accrued and unpaid interest up to but not including the redemption date. The holders received the redemption price in cash.

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

        During the six months ended June 30, 2004, the Company acquired 1,145,600 shares of treasury stock for $40.3 million. The acquisition of the shares was in accordance with the Company's previously announced intention to utilize share buybacks to partially offset the dilutive effect of outstanding stock options.

OFF BALANCE SHEET ARRANGEMENTS

        The Company occupies its European distribution facility in Rotterdam, The Netherlands, under an operating lease entered into in 1998. During the quarter, the Company finalized an amendment to the lease under which the initial term was extended for an additional ten years, with one five-year renewal option.

        For further information regarding the Company's off balance sheet arrangements, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003 and the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

LONG-TERM COMMITMENTS

        Details of the Company's contractual obligations for long-term debt, leases and endorsement contracts and minimum royalty agreements, have been updated to reflect the acquisition of The Hockey Company as well as the inclusion of certain minimum royalties under license agreements:

	Payments Due by Period
	Total	2004	2005	2006	2007	2008+
Long-term Debt	$605.1	$152.9	$100.2	$.2	$.2	$351.6
Endorsement Contracts and Minimum Royalties	574.2	92.1	88.6	78.6	73.5	241.4
Operating Leases	230.7	58.2	48.9	41.3	34.8	47.5
Capital Lease Obligations	1.1	.2	.2	.2	.2	.3

Total	$1,411.1	$303.4	$237.9	$120.3	$108.7	$640.8

        Endorsement contracts and minimum royalties represent approximate amounts of base compensation and minimum guaranteed royalties the Company is committed to pay to endorsers and licensors. The Company is obligated to pay certain endorsers and licensors royalties based on a percentage of net sales of licensed products, subject to minimum royalty payments. During 2003 substantially all of the Company's aggregate minimum royalty requirements were earned through the sale of licensed products. Actual payments under some endorsement contracts are likely to vary based upon bonuses paid, or reductions enforced, for specific performance achievements in future periods. The Company is also obligated to furnish certain endorsers with Reebok products for their use. It is not possible to determine on an annual basis what will be spent as the contracts do not generally stipulate a specific amount of cash to be spent on the product.

        For further details regarding the Company's contractual obligations for long-term debt, leases and endorsement contracts, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

        Our market risks, and the ways we manage them, are summarized in management's discussion and analysis of financial condition and results of operations as of December 31, 2003, included in the Company's Form 10-K for the year ended December 31, 2003. There have been no material changes in the first six months of 2004 to such risks or our management of such risks.

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

PART II—OTHER INFORMATION

Item 1: Legal Proceedings.

        None.

Item 2: Changes in Securities and Use of Proceeds.

        (e)    Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs
April 1, 2004 through April 30, 2004
May 1, 2004 through May 31, 2004	607,900	$34.04	607,900	128,010,114
June 1, 2004 through June 30, 2004	500,000	$36.27	500,000	109,872,702

TOTALS	1,107,900	$35.04	1,107,900	109,872,702

        Under various share repurchase programs, the Board of Directors has authorized the repurchase of Reebok common stock in the open market or privately negotiated transactions. During the three months ended June 30, 2004, the Company acquired 1,107,900 shares of treasury stock for approximately $38.8 million. As of June 30, 2004, the Company had approximately $109.9 million available for future repurchases of its common stock under these Board authorized programs.

Item 3: Defaults upon Senior Securities.

        None.

Item 4: Submission of Matters to a Vote of Security Holders.

        The Company held its Annual Meeting of Shareholders on May 4, 2004. At the Annual Meeting:

1.
Four Class II members of the Board of Directors were elected by the Company's shareholders with no Abstentions or Unvoted shares.

Name of Director	Votes For	Votes Withheld
Norman Axelrod	54,697,296	2,235,074
Paul R. Duncan	56,343,731	588,639
Richard G. Lesser	54,642,617	2,289,753
Deval L. Patrick	56,359,294	573,076
2.
Amendments to the Company's 2001 Equity Incentive and Director Deferred Compensation Plan, including the issuance of up to 3,000,000 additional new shares of common stock, were approved by a vote of 31,456,380 For and 18,433,492 Against, with 277,129 Abstentions and 6,765,369 Unvoted shares.

3.
Appointment of Ernst & Young LLP as the Company's independent auditors for 2004 was ratified by a vote of 54,043,694 For and 2,558,369 Against, with 330, 307 Abstentions and no Unvoted shares.

Item 5: Other Information.

        None.

Item 6: Exhibits and Reports on Form 8-K.

Instruments Defining the Rights of Security Holders
4.1
Indenture, dated April 3, 2002, among The Hockey Company, Sport Maska Inc., The Bank of New York, as Trustee, and the Subsidiary Guarantors named therein, relating to Units consisting of 11 1/4% Senior Secured Notes due 2009 of The Hockey Company and 11 1/4% Senior Secured Notes due 2009 of Sport Maska Inc. (filed as Exhibit 4.2 to The Hockey Company's Current Report on Form 8-K dated April 11, 2002 and incorporated herein by reference).
4.2
First Supplemental Indenture, dated May 22, 2003, among The Hockey Company, Sport Maska Inc., The Bank of New York, as Trustee, and the Guarantors named therein (filed as Exhibit 4.1 to The Hockey Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).
4.3
Second Supplemental Indenture, dated May 22, 2003, among The Hockey Company, Sport Maska Inc., The Bank of New York, as Trustee, and the Guarantors named therein (filed as Exhibit 4.2 to The Hockey Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference).
4.4	Third Supplemental Indenture, dated as of July 13, 2004, among The Hockey Company, Sport Maska Inc., The Bank of New York, as Trustee, and the Guarantors named therein (filed herewith).
Other Exhibits & Certifications
31.1
Certification of Paul Fireman, Chairman and Chief Executive Officer, dated August 9, 2004, and made pursuant to Rule 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2
Certification of Kenneth Watchmaker, Executive Vice President and Chief Financial Officer, dated August 9, 2004, and made pursuant to Rule 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1
Certification of Paul Fireman, Chairman and Chief Executive Officer, dated as of August 9, 2004, and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2
Certification of Kenneth Watchmaker, Executive Vice President and Chief Financial Officer, dated as of August 9, 2004, and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        (b)    Reports on Form 8-K

        The Company filed a Current Report on Form 8-K with the Commission on April 8, 2004. Under Item 5 of Form 8-K, "Other Events," the Company filed a press release regarding the proposed acquisition by Reebok of The Hockey Company Holdings Inc. (the "Acquisition"). In connection with the Acquisition, Reebok entered into a Support Agreement and a Lock-up Agreement, which the Company filed with the Report under Item 7.

        The Company furnished a Current Report on Form 8-K to the Commission on April 23, 2004. The Company furnished its preliminary financial results for the quarter ended March 31, 2004 pursuant to

Item 12 of Form 8-K, "Results of Operations and Financial Condition," and in accordance with SEC Release No. 33-8216.

        The Company filed a Current Report on Form 8-K with the Commission on April 27, 2004. Under Item 5 of Form 10-K, "Other Events," the Company filed a press release regarding the Company's intention to sell through a private offering up to $300 million of convertible debentures due 2024.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2004
REEBOK INTERNATIONAL LTD.
	BY:	/s/ KENNETH WATCHMAKER Kenneth Watchmaker Executive Vice President and Chief Financial Officer