Form 10-Q
period 2004-09-30
REEBOK INTERNATIONAL LTD
filed 2004-11-04
CIK 770949

Use these links to rapidly review the document
INDEX

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2004
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-9340

REEBOK INTERNATIONAL LTD.
Incorporated pursuant to the Laws of The Commonwealth of Massachusetts

Internal Revenue Service—Employer Identification No. 04-2678061

1895 J.W. Foster Boulevard, Canton, Massachusetts 02021
(781) 401-5000

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 under the Securities Exchange Act of 1934). Yes ☒    No ☐

        The total number of shares of the Registrant's Common Stock, par value $.01 per share, outstanding on November 1, 2004 was 58,124,258.

REEBOK INTERNATIONAL LTD.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Reebok International Ltd.

Condensed Consolidated Balance Sheets

	September 30,
			December 31, 2003
	2004	2003
	(Unaudited)		(See Note 1)
	Amounts in thousands, except per share data
Assets
Current Assets:
Cash and cash equivalents	$269,563	$452,240	$693,599
Accounts receivable, net of allowance for doubtful accounts (September 2004, $77,570, September 2003, $70,477, December 2003, $70,823)	814,140	687,314	532,320
Inventory	505,009	410,955	352,692
Deferred income taxes	117,047	118,943	100,070
Prepaid expenses and other current assets	73,289	49,499	48,169

Total current assets	1,779,048	1,718,951	1,726,850

Property and equipment, net	166,919	142,175	149,765
Other non-current assets:
Goodwill, net	88,156	23,431	24,690
Intangibles, net of amortization	198,629	43,474	42,296
Deferred income taxes	23,632	15,598	22,478
Other	29,554	24,620	23,663

Total Assets	$2,285,938	$1,968,249	$1,989,742

Liabilities and Stockholders' Equity
Current liabilities:
Notes payable to banks	$39,560	$13,668	$8,055
Current portion of long-term debt	100,170	144	163
Accounts payable	173,563	148,879	155,904
Accrued expenses	351,653	334,067	321,565
FAS 133 Liability (current)	17,457	23,234	53,284
Income taxes payable	63,261	55,752	27,017

Total current liabilities	745,664	575,744	565,988

Long-term debt, net of current portion	359,271	353,064	353,225
Minority interest and other long-term liabilities	35,184	44,448	36,819
Commitments and contingencies
Stockholders' equity:
Common stock, par value $.01; authorized 250,000 shares; issued shares: September 2004, 101,988; September 2003, 100,071; December 2003, 101,081	1,020	1,001	1,011
Retained earnings	1,949,106	1,740,074	1,796,321
Less shares in treasury at cost: September 2004, 43,721; September 2003, 40,997; December 2003, 41,473	(817,527)	(722,045)	(740,189)
Unearned compensation	(2,049)	(1,288)	(1,225)
Accumulated other comprehensive gain (loss)	15,269	(22,749)	(22,208)

Total Stockholders' Equity	1,145,819	994,993	1,033,710

Total Liabilities and Stockholders' Equity	$2,285,938	$1,968,249	$1,989,742

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Reebok International Ltd.

Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2004	2003		2004	2003
	Amounts in thousands, except per share data
Net sales	$1,164,733		$1,040,845	$2,810,158	$2,641,701
Costs and expenses:
Cost of sales	694,110		629,110	1,687,639	1,625,471
Selling, general and administrative expenses	346,109		312,183	883,350	808,862
Loss on early extinguishment of debt				10,228
Interest expense, net	4,266		4,581	9,453	13,139
Other expense, net	(489)		7	4,237	533

	1,043,996		945,881	2,594,907	2,448,005

Income before income taxes and minority interest and cumulative effect of change in accounting principle	120,737		94,964	215,251	193,696
Income taxes	36,824		29,838	65,651	59,852

Income before minority interest	83,913		65,126	149,600	133,844
Minority interest	2,087		2,434	4,917	4,711

Net income	$81,826		$62,692	$144,683	$129,133

Basic earnings per share	$1.40		$1.06	$2.50	$2.18

Diluted earnings per share	$1.36	$	..96	$2.34	$1.99

Dividends per common share	$.15		$.15	$.30	$.15

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Reebok International Ltd.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2004	2003
	Amounts in thousands
Cash flows from operating activities:
Net income	$144,683	$129,133
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization	28,085	26,118
Minority interest	4,917	4,711
Non-cash loss on early extinguishment of debt	4,916
Deferred income taxes	(10,417)	2,498
Dividends to minority shareholders	(4,852)	(1,566)
Changes in operating assets and liabilities, excluding the effect of acquisitions:
Accounts receivable	(204,345)	(257,458)
Inventory	(82,411)	(4,894)
Prepaid expenses and other	(12,262)	(15,118)
Accounts payable and accrued expenses	(579)	(7,338)
Income taxes payable	42,793	14,217

Total adjustments	(234,155)	(238,830)

Net cash used for operating activities	(89,472)	(109,697)

Cash flows used for investing activities:
Payments to acquire property and equipment	(30,346)	(30,227)
Acquisition of The Hockey Company (net of cash acquired)	(347,066)

Net cash used for investing activities	(377,412)	(30,227)

Cash flows (used for) provided by financing activities:
Net borrowings of notes payable to banks	31,080	(5,813)
Re-payments of long-term debt	(250,725)	(440)
Net proceeds from issuance of convertible debentures	343,000
Proceeds from issuance of common stock to employees	19,991	13,773
Dividends paid	(17,781)	(8,847)
Repurchase of common stock	(77,338)	(61,623)

Net cash provided by (used for) financing activities	48,227	(62,950)

Effect of exchange rate changes on cash and cash equivalents	(5,379)	12,747

Net decrease in cash and cash equivalents	(424,036)	(190,127)
Cash and cash equivalents at beginning of period	693,599	642,367

Cash and cash equivalents at end of period	$269,563	$452,240

Supplemental disclosures of cash flow information:
Interest paid	$20,102	$24,005
Income taxes paid	33,752	35,014

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Reebok International Ltd.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollar amounts in thousands, except per share data)

1
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods. The interim financial information and notes thereto should be read in conjunction with the Company's latest annual report on Form 10-K. The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of results to be expected for the entire year.

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

Accounting for Stock-Based Compensation

        At September 30, 2004, the Company had stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. The Company's policy is to grant stock options with an exercise price equal to the market value at the date of the grant, and accordingly no compensation expense is recognized. The Company provides pro forma disclosures of the compensation expense determined under the fair value provisions of Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation."

        For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands, except for earnings per share information):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income	$81,826	$62,692	$144,683	$129,133
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards net of related tax effect	5,674	3,564	8,814	8,454

Pro forma net income	$76,152	$59,128	$135,869	$120,679

Basic earnings per share:
As reported	$1.40	$1.06	$2.50	$2.18
Pro forma	$1.32	$1.02	$2.37	$2.07
Diluted earnings per share:
As reported	$1.36	$.96	$2.34	$1.99
Pro forma	$1.28	$.92	$2.22	$1.90

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Risk-free interest rates	3.1%	2.5%	2.8%–3.3%	2.1%–3.1%
Dividend yields	.9%	N/A	.8%–.9%	.0%–.9%
Volatility factors of the expected market price of the Company's common stock	.30	.45	.30–.33	.45–.52
Weighted-average expected life of the option	3.5 years	3.5 years	3.5 years	3.5 years

        Net income, as reported, included $344 and $250 of restricted stock based compensation expense for the three months ended September 30, 2004 and 2003, respectively, and $835 and $715 of restricted stock based compensation expense for the nine months ended September 30, 2004 and 2003, respectively.

Recently Issued Accounting Standards

        On September 30, 2004, the Emerging Issues Task Force of the Financial Accounting Standards Board (the "EITF") reached a consensus on EITF Issue No. 04-8, "The Effect of Contingently Convertible Debt on Diluted Earnings Per Share." Effective December 15, 2004, contingently convertible debt instruments ("Co-Cos") are subject to the if-converted method under FASB Statement No. 128, Earnings Per Share, regardless of the contingent features included in the instrument (contingent price triggers, parity triggers, etc.) Under current practice, issuers of Co-Cos exclude the potential common shares underlying the Co-Cos from the calculation of diluted earnings per share until the market price or other contingency is met.

        On April 30, 2004, the Company sold $350.0 million of its 20-year convertible debentures in the 144A private placement market. The convertible debentures are senior unsecured obligations of the Company and are convertible into the Company's common stock under certain circumstances at a conversion rate of $51.26, subject to certain adjustments. The convertible debentures bear regular interest at an annual rate of 2.0%. As a result of the restricted convertibility feature of the debentures, the common stock issuable upon conversion of the debentures is not required under current GAAP to be included in the Company's fully diluted shares until the occurrence of certain events.

        The following table sets forth the calculation of diluted earnings per share assuming the conversion of these convertible debentures into common stock (amounts in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Numerator for diluted earnings per share:
As reported (see Note 3)	$81,826	$64,498	$147,488	$134,637
Interest on 2.0% convertible debentures, net of income taxes	1,215		2,038

Pro forma	$83,041	$64,498	$149,526	$134,637

Denominator for diluted earnings per share:
As reported (see Note 3)	60,113	67,505	63,101	67,667
Assumed conversion of 2.0% convertible debentures	6,829		3,828

Pro forma	66,942	67,505	66,929	67,667

Diluted earnings per share:
As reported	$1.36	$.96	$2.34	$1.99
Pro forma	$1.24	$.96	$2.23	$1.99

        On October 26, 2004, the Company commenced an exchange offer under which the Company is offering to exchange new 2% convertible debentures due 2024 ("New Securities") for up to $350.0 million of its currently outstanding 2% convertible debentures due 2024. Under EITF 04-8 and EITF 90-19, the Company will not be required to include any shares issuable upon conversion of the New Securities issued in the exchange offer in its fully diluted shares outstanding until the market price of its common stock exceeds the conversion price, and it will then only have to include that number of shares as would then be issuable based upon the amount by which the conversion value exceeds the principal amount. (See Note 10.)

2
SPECIAL CHARGES

        Details of the special charge activity during the nine months ended September 30, 2004 are as follows:

	Total	Employee Severance and Other	Marketing Contracts
Balance, December 31, 2003	$11,053	$3,653	$7,400
2004 Utilization	(2,963)	(1,763)	(1,200)

Balance, September 30, 2004	$8,090	$1,890	$6,200

        The remaining accrual, which reflects a portion of the total costs to be incurred related to the Company's European reorganization, is comprised primarily of severance, lease termination costs and contractual marketing obligations and will be utilized over the next few years as planned consolidations occur and contractual obligations come due. The short-term portion of the accrual, or $3,490, is included in accrued expenses with the balance of $4,600 included in other long-term liabilities.

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

        The following table sets forth the computation of basic and diluted earnings per share (amounts in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Numerator for basic earnings per share:
Net income	$81,826	$62,692	$144,683	$129,133

Numerator for diluted earnings per share:
Net income	$81,826	$62,692	$144,683	$129,133
Interest on 4.25% convertible debentures, net of income taxes		1,806	2,805	5,504

Net income	$81,826	$64,498	$147,488	$134,637

Denominator for basic earnings per share:
Weighted average shares	58,472	59,008	57,873	59,324

Denominator for diluted earnings per share:
Weighted average shares	58,472		59,008	57,873	59,324
Effect of dilutive securities:
Dilutive employee stock options and warrants	1,641		2,014	1,951	1,860
Assumed conversion of 4.25% convertible debentures			6,483	3,277	6,483

	60,113		67,505	63,101	67,667

Basic earnings per share:	$1.40		$1.06	$2.50	$2.18

Diluted earnings per share:	$1.36	$	..96	$2.34	$1.99

4
COMPREHENSIVE INCOME

        The following table sets forth the computation of comprehensive income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income	$81,826	$62,692	$144,683	$129,133
Changes in foreign currency translation adjustments	10,159	2,484	5,753	24,251
Net change due to hedging instruments in accordance with FAS 133	400	18,601	31,724	9,723

Comprehensive income	$92,385	$83,777	$182,160	$163,107

5
COMMITMENTS AND CONTINGENCIES

        The Company is involved in various legal proceedings generally incidental to its business. While it is not feasible to predict or determine the outcome of these proceedings, management does not believe that they should result in a materially adverse effect on the Company's financial position, results of operations or liquidity.

6
ACQUISITION OF COMMON STOCK

        Under various share repurchase programs, the Board of Directors has authorized the repurchase of Reebok common stock in the open market or privately negotiated transactions. During the nine months ended September 30, 2004, the Company acquired 2,248,300 shares of treasury stock for approximately $77 million. As of September 30, 2004, the Company had approximately $73 million available for future repurchases of its common stock under these Board authorized programs.

7
ACQUISITION OF THE HOCKEY COMPANY

        The Company has acquired all of the common shares of Montreal-based The Hockey Company Holdings Inc. ("The Hockey Company"). The equity value of the transaction was approximately $209.3 million, plus the assumption of debt and certain accruals of approximately $157.5 million. The Hockey Company is a leading supplier of hockey apparel and equipment and, pursuant to a long-term license with the National Hockey League ("NHL"), is the exclusive supplier of authentic, replica and practice jerseys using NHL names and logos, including authentic "on-ice" game jerseys for all thirty NHL teams. The Company has performed a preliminary analysis of the purchase accounting and will finalize this accounting during the fourth quarter of 2004.

        The acquisition was effective as of June 30, 2004. Accordingly, the balance sheet of The Hockey Company is included in the condensed consolidated balance sheet as of September 30, 2004 and the sales and earnings for The Hockey Company are included in the Company's results for the three and nine months ended September 30, 2004 from the acquisition date. The Company does not expect the inclusion of The Hockey Company to be material to the Company's financial position or results of operations for the year ending December 31, 2004.

8
FINANCING AGREEMENTS

        On July 26, 2004, the Company's subsidiaries, The Hockey Company and Sport Maska Inc., completed a tender offer for all of their issued and outstanding 11 1/4% Senior Secured Notes due 2009 and a related consent solicitation to effect certain amendments to the indenture governing these notes. Approximately $117.5 million in principal amount of the notes were tendered for consideration equal to approximately $140.3 million. The notes purchased in the tender offer were retired, and the indenture governing the notes remaining outstanding was amended to eliminate substantially all of the affirmative and restrictive covenants, certain repurchase rights and certain events of default and related provisions. Approximately $6.5 million of the principal amount of the notes remain outstanding. On September 24, 2004, The Hockey Company and Sport Maska Inc. legally defeased their obligations under the indenture.

9
INTANGIBLES, NET OF AMORTIZATION

	September 30
			December 31, 2003
	2004	2003
Intangibles consist of the following:
Amortizable Intangible Assets:
Licenses	$13,600	$13,600	$13,600
Prepaid NHL Royalty	30,742
Other	6,894	4,492	4,492

	51,236	18,092	18,092
Less accumulated amortization	4,869	2,478	3,656

	46,367	15,614	14,436
Non-amortizable intangible assets:
Company tradenames and trademarks	152,262	27,860	27,860

	$198,629	$43,474	$42,296

        In 2001, the Company and the National Football League ("NFL") entered into a ten-year license agreement providing the Company with certain exclusive rights with respect to the design, development, marketing and distribution of NFL footwear, apparel and accessories. At the time of the agreement, the Company granted fully vested, non-forfeitable warrants to the NFL to purchase up to 1.6 million shares of its common stock. The warrants were granted in two Tranches of 800,000 each. The fair value of these warrants at the date of issuance is included in the table above under the caption, "Licenses."

        The first Tranche warrants were issued with an exercise price of $27.06 per share, have an expiration date of March 31, 2012, and become exercisable on April 1, 2007.

        The second Tranche warrants were issued with an exercise price of $27.06 per share and expire on March 31, 2012. The second Tranche warrants contain provisions that allow for the exercise price of these warrants to be increased to $108.24 per share if certain specified sales levels or other conditions are not met. If such conditions are met by March 31, 2006, the warrants become exercisable on the date such conditions are met, otherwise they are not exercisable until March 31, 2012, unless the Company decides to accelerate the exercise period. For accounting purposes, the warrants are accounted for as if they were issued with an exercise price of $108.24 with performance features that could result in a reduction of the per share exercise price to $27.06, with the respective fair value recorded on the date of issuance. If the provisions in the warrants that allow for the warrants to be earned at an exercise price of $27.06 are met, the Company will be required to apply modification accounting to these 800,000 warrants. Under modification accounting, the increase in fair value of the warrants resulting from the decrease in the exercise price from $108.24 to $27.06 on the date of the modification would be capitalized and amortized over the remaining term of the license.

        The prepaid NHL Royalty will be expensed over the term of The Hockey Company's license agreement with the NHL based on the schedule of royalty payments. Under the terms of the license agreement, because the NHL and the NHL Players Association have not entered into a Collective Bargaining Agreement covering the 2004/2005 NHL season, certain guaranteed minimum payments are reduced and the term of the agreement is extended automatically for an additional license year.

10
SUBSEQUENT EVENT

        On October 26, 2004, the Company commenced an exchange offer under which the Company offered to exchange new 2% convertible debentures due 2024 ("New Securities") for up to $350.0 million of its currently outstanding 2% convertible debentures due 2024 ("Old Securities"). The Company launched the exchange offer as a result of the adoption by the Financial Accounting Standards Board ("FASB") of EITF 04-8, which will, effective December 15, 2004, change the accounting rules applicable to the Old Securities. The change to the applicable accounting rules would require the Company to include the common stock issuable upon conversion of the Old Securities in its fully diluted shares outstanding for purposes of calculating its diluted earnings per share.

        The Company is offering New Securities in the exchange offer under which, upon conversion, the Company will pay to the holder cash equal to the principal amount of the New Securities being converted and will issue to the holder the remainder of the conversion value in excess of the principal amount, if any, in shares of its common stock.

        Under EITF 04-8 and EITF 90-19, the Company will not be required to include any shares issuable upon conversion of the New Securities issued in the exchange offer in its fully diluted shares outstanding until the market price of its common stock exceeds the conversion price, and it will then only have to include that number of shares as would then be issuable based upon the amount by which the conversion value exceeds the principal amount.

        In connection with the exchange offer, the Company filed a registration statement with the Securities and Exchange Commission on October 26, 2004. The Company intends to complete the exchange offer before the December 15, 2004 effective date of EITF 04-8.

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

        Risks and uncertainties that could affect the Company's actual results and could cause such results to differ materially from those contained in forward-looking statements made by or on behalf of the Company include, but are not limited to, the following: economic conditions in the Company's major markets; competition; shifts in consumer preferences; the ability to maintain advantageous licenses with the Company's licensors; risks associated with the Company's international sales, distribution and manufacturing; increases in raw material prices; the Company's ability to manage and forecast its growth and inventories; the loss of significant customers or suppliers; and the effect of currency fluctuations. This list of risk factors is not exhaustive. Other risks and uncertainties are discussed elsewhere in this report and in further detail under the caption entitled "Issues and Uncertainties" included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003, which has been filed with the Securities and Exchange Commission. In addition, there can be no assurance that the Company will complete the exchange offer for its convertible debentures on the anticipated terms or at all. The Company operates in a highly competitive and rapidly changing environment. Therefore, new risk factors can arise, and it is not possible for management to predict all such risk factors, nor to assess the impact of all such risk factors on the Company's business or the extent to which any individual risk factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement. With respect to any statements concerning future orders, the Company's backlog position is not necessarily indicative of future sales because a significant portion of the Company's business, including sales by Company-owned retail stores, Rockport, Ralph Lauren Footwear and the Greg Norman Collection are not included in the backlog. In addition, many markets are not included in open orders since sales are made by independent distributors. Finally, many orders may be cancelled, currency may fluctuate and the ratio of future orders to "at once" shipments may vary from year to year.

CRITICAL ACCOUNTING POLICIES

        The Company's significant accounting policies are described in Note 1 to the consolidated financial statements included in Item 8 in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003. The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis the Company evaluates its estimates, including those related to sales returns and allowances, the realizability of outstanding accounts receivable, the carrying value of inventories, hedging policies, and the provision for income taxes. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. However, results may differ from these estimates under different assumptions or conditions. The Company is not aware of any trends, demands, commitments, events or uncertainties that are reasonably likely to occur that would materially affect the methodology, the assumptions described, or accounting estimates used. There have been no material changes made to the accounting estimate in the past three years. In the past, actual results have not been materially different from the Company's estimates. Management has discussed the development and selection of its accounting estimates, and the Management's Discussion and Analysis disclosure regarding these estimates, with its audit committee.

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

Endorsement Contracts

        In general, endorsement payments are expensed on a straight-line basis over the term of the contract. However, certain contract elements may be accounted for differently, based upon the facts and circumstances of each individual contract. Certain contracts provide for contingent payments for meeting specific performance achievements. The Company records these contingent payments in selling, general and administrative expenses when the specific performance achievement has been met.

        Some of the contracts provide for payments based upon endorsers maintaining a level of performance in their sport over an extended period of time (e.g., maintaining a top ranking in a sport for a year). These amounts are reported in selling and administrative expense when the Company determines that it is probable that the specified level of performance will be maintained throughout the period. In these instances, to the extent that actual payments to the endorser differ from the Company's estimate due to changes in the endorser's athletic performance, increased or decreased selling and administrative expense may be reported in a future period.

        Some of the contracts provide for royalty payments to endorsers based upon a predetermined percentage of sales of particular products. The Company expenses these payments in cost of sales as the related sales are made. In certain contracts, the Company offers minimum guaranteed royalty payments. For contractual obligations for which the Company estimates that it will not meet the minimum guaranteed amount of royalty fees through sales of product, the Company records a portion of the amount in selling, general and administrative expenses and a portion in cost of sales on a straight line basis over the guarantee period.

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

OTHER MATTERS

        The Company's independent auditor, Ernst & Young LLP ("E&Y"), has recently notified the Audit Committee of the Company's Board of Directors that certain non-audit work performed by an E&Y affiliate in Taiwan for a subsidiary of the Company has raised concerns regarding E&Y's independence with respect to its performance of audit services for the Company.

        E&Y disclosed that during fiscal year 2003 its affiliate in Taiwan held employment tax related funds of a de minimis amount and made a one-time payment of such funds to the applicable tax authority for an expatriate employee of a subsidiary of the Company in Taiwan. Other than the payment in 2003, E&Y's affiliate in Taiwan did not handle any Company funds. The fees paid by the Company to E&Y for all expatriate services in Taiwan, including the one-time payment to the tax authority, were less than $6 thousand in 2003. Custody of the assets of an audit client is not permitted under the auditor independence rules set forth in Regulation S-X promulgated by the SEC.

        The Audit Committee of the Board of Directors of the Company met on October 26, 2004 to consider the impact of the matter on the independence of E&Y as external auditor for the Company. The actions by the E&Y affiliate in Taiwan that are not permitted under the SEC's rules and regulations have been discontinued. Both the Audit Committee and E&Y have considered the impact that these activities may have had on E&Y's independence with respect to the Company and have each independently concluded that there has been no impairment of E&Y's independence as a result of this activity in Taiwan. In making this determination, the Audit Committee considered that the tax services provided were with respect to tax liabilities of expatriates rather than with respect to Company tax liabilities, the de minimis amount of funds involved, that the amount of Company funds over which E&Y's affiliate in Taiwan had custody were not significant compared to the Company's balance sheet, that E&Y's affiliate in Taiwan had custody over such funds for only a short time before such funds were remitted to the appropriate tax authority, and the ministerial nature of the activities performed by E&Y's affiliate in Taiwan.

NON-GAAP MEASURES

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

        The Company provides certain net sales, backlog and balance sheet comparisons excluding the results of The Hockey Company in this Quarterly Report on Form 10-Q. Since the Company acquired The Hockey Company effective June 30, 2004, The Hockey Company results are included in the Reebok Brand results for the third quarter and, from the acquisition date, for the nine months ended September 30, 2004. The Company believes that disclosing comparisons without The Hockey Company in certain instances assists in the readers' understanding of the Company's consolidated financial statements. However, such comparisons may not reflect future results of The Hockey Company.

OPERATING RESULTS

Third Quarter 2004 Compared to Third Quarter 2003

        Net sales for the quarter ended September 30, 2004, were $1.165 billion, an increase of $123.9 million, or 11.9%, from the quarter ended September 30, 2003 net sales of $1.041 billion. During the quarter, all of the Company's brands; Reebok, Rockport, the Greg Norman Collection and Ralph Lauren Footwear reported sales increases. In addition, the acquisition of The Hockey Company, effective on June 30, 2004, favorably impacted sales comparisons as did foreign currency exchange rate fluctuations. The Hockey Company results are included in the Reebok Brand for the third quarter of 2004. The Hockey Company sales represent $86.8 million, or approximately 70%, of the sales increase in the third quarter.

        The following table provides a reconciliation of net sales for the three months ended September 30, 2004 and 2003, excluding the sales of The Hockey Company:

	2004			2003
Net Sales	As Reported	The Hockey Company	Without The Hockey Company	As Reported
Reebok Brand:
U.S. Footwear	$302.4	$6.9	$295.5	$279.4
U.S. Apparel	204.1	14.2	189.9	207.6
International	496.8	65.7	431.1	404.9

Total Reebok Brand	$1,003.3	$86.8	$916.5	$891.9

Total Company	$1,164.8	$86.8	$1,078.0	$1,040.8

        On a constant dollar basis, which eliminates the effect of currency exchange fluctuations, net sales for the quarter ended September 30, 2004, increased $91.9 million, or 8.7%. Worldwide sales of the Reebok Brand were $1.003 billion in the third quarter of 2004, an increase of $111.4 million, or 12.5%, from $891.9 million in the third quarter of 2003. The Hockey Company sales represent $86.8 million of this increase. On a constant dollar basis, worldwide sales of the Reebok Brand increased $82.0 million or 8.9%.

        U.S. footwear sales of the Reebok Brand increased 8.2% to $302.4 million in the third quarter of 2004 from $279.4 million in the third quarter of 2003. The Hockey Company sales represent $6.9 million, or approximately 30.0%, of the sales increase in the third quarter. During the quarter, the Company's full-price, fill-in business for U.S. footwear increased and returns declined as a percentage of sales when compared to the prior year's third quarter. However, U.S. footwear revenues were once again adversely impacted by the bankruptcy filing of one of the Company's major customers, Footstar, which filed under Chapter 11 on March 2, 2004. This resulted in the cancellation of open orders that would have shipped in the third quarter of 2004.

        As part of the Company's strategy to grow quality market share, the Company continues to invest in three key product and marketing platforms; Performance, Rbk and Classic. Improving the Reebok Brand's Performance positioning is a key strategic priority of the Company and the Company believes that it is making progress. The Premier Series collection of Performance running footwear is an important element of this strategy. As a result, during the quarter, sales of running footwear in the U.S. nearly tripled from the third quarter of 2003. The Company's Rbk platform is evolving into a broader initiative that includes Performance, Classic and Lifestyle product for men and women. The Company is introducing Rbk products in multiple categories such as basketball, running, training, tennis and boots for the both the suburban and urban consumer. During the quarter, sales of Rbk footwear product in the U.S. endorsed by music icons 50 Cent and Jay-Z more than doubled from the third quarter of 2003. However, sales of the Company's Above the Rim "ATR" and Iverson product decreased. Also during the third quarter of 2004, sales in the U.S. of kids footwear increased 20.3% as compared to the third quarter of 2003. The Company believes that the strength of its kids business is an indicator that its strategy to market the brand to a younger consumer is working.

        U.S. apparel sales of the Reebok Brand decreased in the third quarter of 2004 by 1.7% to $204.1 million from $207.6 million in the third quarter of 2003. Excluding the sales of The Hockey Company in 2004, sales of U.S. apparel decreased 8.5%. All of the decline is attributable to the Company's branded apparel business. While sales of Reebok's branded apparel products declined in the quarter and for the nine-month period, the Company has been able to maintain the gross margins and operating performance of branded apparel. The Company's strategy is to reposition this product line for longer-term profitable growth beginning in 2005. Sales of U.S. licensed apparel, which includes

NFL, NBA and NHL products, increased in the quarter. During the second and third quarter of 2004, the Company's licensed apparel results were negatively impacted by the implementation of a new, state-of-the-art warehouse and manufacturing system in its Indianapolis facility which resulted in lost sales and fill-in opportunities. Most of these implementation issues have been resolved and the Company believes that it will be able to service its customers' needs on a timely basis in the fourth quarter.

        International sales of the Reebok Brand (including footwear and apparel) were $496.8 million in the third quarter of 2004, an increase of 22.7% from sales of $404.9 million in the third quarter of 2003. The Hockey Company sales represent approximately $65.7 million, or 71%, of the sales increase in the third quarter. International footwear sales increased 25.4% and international apparel sales increased by 19.8%. Changes in foreign currency exchange rates have favorably impacted these comparisons. On a constant dollar basis, international sales of the Reebok Brand increased $62.5 million, or 14.4%. International footwear sales increased approximately 17.6% and international apparel sales increased by approximately 11%. In constant dollars, sales increased in many European countries including Germany, Holland, Poland, Russia and Turkey, whereas sales declined in the U.K., France, Spain and Italy. Although sales declined in the U.K., footwear sales increased 17% in constant dollars, whereas apparel sales declined 40%. The Company believes that retailers in the U.K. did not have a successful back-to-school season for apparel, and this negatively impacted the sales and backlog of open orders. The Company's Asia Pacific region performed well in the quarter with double digit sales increases in Japan, Korea and India as compared to the third quarter of 2003. For the quarter, in constant dollars, international sales increased in the running, training, walking and kids categories.

        Rockport's third quarter 2004 sales were $106.0 million, an increase of 6.3% from sales of $99.7 million in the third quarter of 2003. Domestic sales for the Rockport Brand decreased 1.9%, whereas international sales increased 20% as compared to the third quarter of 2003. Currency has favorably impacted these comparisons. On a constant dollar basis, international sales of the Rockport Brand increased 12.3%. International revenues accounted for approximately 42% of Rockport's sales in the third quarter of 2004 as compared to 39% in the third quarter of 2003.

        Sales of the Company's other brands, Ralph Lauren Footwear and the Greg Norman Collection, were $55.5 million in the third quarter of 2004, an increase of 12.8% from sales of $49.2 million in the third quarter of 2003.

        During the third quarter of 2004, the Company's overall gross margin was 40.4% of sales, an improvement of 80 basis points when compared with the Company's gross margin of 39.6% in the third quarter of 2003. During the quarter, approximately one third of the margin improvement was generated in the U.S. with the balance of the improvement from the Company's international business. Primarily all of the international margin improvement resulted from the strengthening of exchange rates in many of the Company's international markets.

        Selling, general and administrative expenses for the third quarter of 2004 were $346.1 million, or 29.7% of sales, an increase of $33.9 million when compared with the third quarter of 2003 selling, general and administrative expenses of $312.2 million, or 30.0% of sales. These comparisons were impacted by the inclusion of The Hockey Company and by fluctuations in foreign currency. The inclusion of The Hockey Company in 2004 resulted in approximately 60% of the increase and currency fluctuations resulted in 24%. The remaining increase represents an increase in employee costs.

        For the quarter ended September 30, 2004, other expenses, net, was income of $0.5 million. Included in other expenses, net, is the amortization of finite-lived intangibles, certain currency gains and losses and other non-operating expenses.

        Net interest expense was $4.3 million for the quarter ended September 30, 2004, a decrease of $0.3 million as compared to the third quarter of 2003. During the third quarter of 2004, interest expense was $5.9 million, as compared to interest expense of $6.3 million in the third quarter of 2003. The decrease was due to lower interest rates on outstanding indebtedness. Interest income was $1.6 million for each of the quarters ended September 30, 2004 and September 30, 2003.

        The Company's effective income tax rate was 30.5% in the third quarter of 2004 as compared to 31.4% in the third quarter of 2003. The change in rate is primarily due to the geographic mix of the Company's earnings. Recently, Congress passed new tax legislation for which the U.S. Treasury has not yet issued any regulations or guidance. In addition, the accounting profession will be exposing for comment new interpretations which may affect income tax accounting for calendar year companies. It is too early to evaluate the impact of these pending changes. Excluding the impact, if any, from these anticipated changes and based on current estimates, the Company expects that the full year 2004 effective income tax rate will approximate 30.5%. However, the actual effective tax rate could fluctuate depending on the level and geographic mix of the Company's earnings and if there are changes in statutory rates.

First Nine Months of 2004 Compared to First Nine Months of 2003

        Net sales for the nine months ended September 30, 2004, were $2.810 billion, a 6.4% increase from net sales of $2.642 billion for the nine months ended September 30, 2003. The Hockey Company sales represent approximately $86.8 million, or 51%, of the sales increase during the first nine months of 2004. On a constant dollar basis, which eliminates the effect of currency exchange fluctuations, net sales for the nine months ended September 30, 2004, increased $75.3 million or 2.8%. Worldwide sales of the Reebok Brand were $2.381 billion in the first nine months of 2004, an increase of 7.2% from $2.222 billion in the first nine months of 2003. The Hockey Company sales represent $86.8 million, or approximately 55%, of the sales increase for the nine month period. On a constant dollar basis, worldwide sales of the Reebok Brand increased $73.8 million or 3.2%.

        The following table provides a reconciliation of net sales for the nine months ended September 30, 2004 and 2003, excluding the sales of The Hockey Company:

	2004			2003
Net Sales	As Reported	The Hockey Company	Without The Hockey Company	As Reported
Reebok Brand:
U.S. Footwear	$842.3	$6.9	$835.4	$807.9
U.S. Apparel	391.6	14.2	377.4	406.1
International	1,147.2	65.7	1,081.5	1,008.1

Total Reebok Brand	$2,381.1	$86.8	$2,294.3	$2,222.1

Total Company	$2,810.2	$86.8	$2,723.4	$2,641.7

        U.S. footwear sales of the Reebok Brand increased 4.3% to $842.3 million in the first nine months of 2004 from $807.9 million in the first nine months of 2003. The Hockey Company sales represent $6.9 million, or approximately 21%, of the sales increase. During the first nine months of 2004, the Company's full-price, fill-in business for U.S. footwear increased and returns declined as a percentage of sales when compared to the first nine months of 2003. However, U.S. footwear revenues were adversely impacted by the bankruptcy filing of one of the Company's major customers, Footstar, which filed under Chapter 11 on March 2, 2004. This resulted in the cancellation of open orders that would have shipped during the first nine months of 2004. During the first nine months of 2004 sales of Rbk footwear product in the U.S. endorsed by music icons 50 Cent and Jay-Z more than tripled from the first nine months of 2003. However, sales of the Company's Above the Rim "ATR" and Iverson product decreased. During the first nine months of 2004, U.S. sales of the Company's Classic footwear increased by approximately 23.0% as compared to the same period in 2003. Also during the first nine months of 2004, U.S. sales of kids footwear increased 15.5% as compared to the first nine months of 2003.

        U.S. apparel sales of the Reebok Brand decreased in the first nine months of 2004 by 3.6% to $391.6 million from $406.1 million in the first nine months of 2003. Excluding the sales of The Hockey Company in 2004, sales of U.S. apparel decreased 7.1%. All of the decline is attributable to the Company's branded apparel business. Sales of U.S. licensed apparel, which includes NFL, NBA and NHL products, increased during the first nine months of 2004 as compared to the first nine months of 2003.

        International sales of the Reebok Brand (including footwear and apparel) were $1.147 billion in the first nine months of 2004, an increase of 13.8% from sales of $1.008 billion in the first nine months of 2003. The Hockey Company sales represent $65.7 million, or approximately 47%, of the sales increase. International footwear sales increased 13.8% and international apparel sales increased by 13.8%. Changes in foreign currency have favorably impacted these comparisons. On a constant dollar basis, international sales of the Reebok Brand increased $53.9 million or 4.9%, international footwear sales increased approximately 5.6% and international apparel sales increased by approximately 4.1%. In constant dollars, sales increased in many European countries including Austria, Germany, Holland, Poland, Russia and Switzerland whereas sales declined in the U.K., France, Spain and Italy. The Company's Asia Pacific region performed well during the first nine months of 2004 with sales increases in Japan and India. For the first nine months of 2004, in constant dollars, international sales increased in the basketball, training, soccer, walking and kids categories.

        Rockport's sales for the first nine months 2004 were $280.9 million, comparable to sales of $281.2 million in the first nine months of 2003. Domestic sales for the Rockport Brand decreased 7.5%, whereas international sales increased 14.7% as compared to the first nine months of 2003. Currency has favorably impacted these comparisons. On a constant dollar basis, international sales of the Rockport Brand increased 6.2%. International revenues accounted for approximately 38% of Rockport's sales in the first nine months of 2004 as compared to 35% in the first nine months of 2003.

        Sales of the Company's other brands; Ralph Lauren Footwear and the Greg Norman Collection, were $148.2 million in the first nine months of 2004, an increase of 7.1% from sales of $138.4 million in the first nine months of 2003.

        During the first nine months of 2004, the Company's overall gross margin was 39.9% of sales, which is an increase of 140 basis points when compared with the Company's gross margin of 38.5% in the first nine months of 2003. During the nine month period, approximately one third of the margin improvement was generated in the U.S. with the balance of the improvement from the Company's international business. Primarily all of the international margin improvement resulted from the strengthening of exchange rates in many of the Company's international markets.

        Selling, general and administrative expenses for the first nine months of 2004 were $883.4 million, or 31.4% of sales, an increase of $74.6 million when compared with the first nine months of 2003 selling, general and administrative expenses of $808.8 million, or 30.6% of sales. These comparisons were impacted by the inclusion of The Hockey Company and by fluctuations in foreign currency. The inclusion of The Hockey Company in 2004 resulted in approximately 26% of the increase and currency fluctuations resulted in 34%. During the first nine months of 2004, advertising and marketing expenses increased approximately 11%. The Company continues to invest in infrastructure improvements to its supply chain and its information systems.

        On May 17, 2004, the Company redeemed the $250.0 million outstanding principal amount of its 4.25% convertible debentures due 2021. The redemption price included a call premium of $5.3 million. The call premium and the writeoff of the remaining unamortized, original debt issuance costs of $4.9 million resulted in a loss due to the early extinguishment of debt of $10.2 million.

        For the nine months ended September 30, 2004, other expenses, net, was $4.2 million compared to $0.5 million during the first nine months of 2003. Included in other expenses, net, are the amortization of finite-lived intangibles, certain currency gains and losses and other non-operating expenses. The decrease in other expense, net in 2004 was primarily due to foreign currency gains.

        Net interest expense was $9.5 million for the nine months ended September 30, 2004, a decrease of $3.7 million as compared to the first nine months of 2003. During the first nine months of 2004, interest expense was $18.3 million, a decrease of $1.3 million from interest expense of $19.6 million in the first nine months of 2003. Interest income was $8.8 million, an increase of $2.4 million from the first nine months of 2003. The increase in interest income resulted from interest earned on the favorable settlement of some outstanding income tax matters.

        The Company's effective income tax rate was 30.5% in the first nine months of 2004 as compared to 30.9% in the first nine months of 2003. The change in rate is primarily due to the geographic mix of the Company's earnings. Recently, Congress passed new tax legislation for which the U.S. Treasury has not yet issued any regulations or guidance. In addition, the accounting profession will be exposing for comment new interpretations which may affect income tax accounting for calendar year companies. It is too early to evaluate the impact of these pending changes. Excluding the impact, if any, from these anticipated changes and based on current estimates, the Company expects that the full year 2004 effective income tax rate will approximate 30.5%. However, the actual effective tax rate could fluctuate depending on the level and geographic mix of the Company's earnings and if there are changes in statutory rates.

Reebok Brand Backlog of Open Orders

        Worldwide backlog of open customer orders (including The Hockey Company) scheduled for delivery during the period October 1, 2004 through March 31, 2005 for the Reebok Brand increased 5.1% as compared to the same period last year. Excluding The Hockey Company, open backlog increased approximately 2.7% as compared to the same period last year. Backlog in constant dollars is calculated by translating the 2004 backlog at the 2003 foreign exchange rates, thereby eliminating the effect of currency fluctuations on the comparisons.

        Comparisons regarding orders scheduled for delivery for the period October 1, 2004 through March 31, 2005 for the Reebok Brand are as follows:

	As Reported Percentage Change 2005/2004				Excluding The Hockey Company Percentage Change 2005/2004
	Reported Dollars		Constant Dollars		Reported Dollars		Constant Dollars
USA:
Footwear	+	5.6%	+	5.6%	+	4.8%	+	4.8%
Apparel	-	1.4%	-	1.4%	-	4.3%	-	4.3%
Total Domestic	+	3.7%	+	3.7%	+	2.4%	+	2.4%
International:
Footwear	+	10.9%	+	3.1%	+	9.9%	+	2.2%
Apparel	+	2.8%	-	5.0%	-	4.5%	-	11.7%
Total International	+	7.1%	-	0.7%	+	3.1%	-	4.3%
Total Reebok Brand:
Footwear	+	7.3%	+	4.8%	+	6.5%	+	3.9%
Apparel	+	0.9%	-	3.4%	-	4.4%	-	8.5%
Total Reebok Brand	+	5.1%	+	1.9%	+	2.7%	-	0.5%

        The Company's backlog position is not necessarily indicative of future sales because a significant portion of the Company's business, including sales by Company-owned retail stores, Rockport, Ralph Lauren Footwear and the Greg Norman Collection are not included in the backlog. In addition, many markets are not included in open orders since sales are made by independent distributors. Finally, many orders may be cancelled, currency may fluctuate and the ratio of future orders to "at once" shipments may vary from year to year.

Liquidity and Sources of Capital

        At September 30, 2004, the Company's working capital was $1.033 billion as compared with $1.161 billion at December 31, 2003 and $1.143 billion at September 30, 2003. The current ratio, a comparison of current assets to current liabilities, at September 30, 2004 was 2.4 to 1, as compared to 3.0 to 1 at December 31, 2003 and September 30, 2003. The decrease is primarily due to the increase in the current portion of long term debt of $100.0 million.

        Inventory at September 30, 2004 increased by $94.0 million, or 22.9%, from September 30, 2003. Accounts receivable increased by $126.8 million or 18.4%. The increases in inventory and accounts receivable are primarily related to the Company's acquisition of The Hockey Company and to the effects of currency. Excluding the impact of The Hockey Company and currency, inventory decreased approximately $19.7 million or 4.8% and accounts receivable increased approximately $16.3 million or 2.4%.

        The following table sets forth a reconciliation between inventory and receivables as of September 30, 2004 excluding the effect of currency and The Hockey Company:

	September 30,
Inventory
	2004	2003	Increase
Balance as reported	$505.0	$411.0	22.9%
Less:
Effect of currency	11.2
The Hockey Company	63.1

	$430.7	$411.0	4.8%

	September 30,
Accounts Receivable
	2004	2003	Increase
Balance as reported	$814.1	$687.3	18.4%
Less:
Effect of currency	21.8
The Hockey Company	88.7

	$703.6	$687.3	2.4%

        Cash used for operations during the first nine months of 2004 was $89.5 million, as compared to cash used for operations of $109.7 million during the first nine months of 2003. The Company has acquired all the common shares of Montreal-based The Hockey Company for approximately $193.1 million (net of cash acquired) plus the assumption of debt and certain accruals of $157.5 million. Capital expenditures for the nine months ended September 30, 2004 were $30.3 million which is comparable to the first nine months of 2003. The capital expenditures are primarily related to the Company's European regionalization, the rollout of SAP, the enhancement of its sports licensing operations capability, and retail and other facility requirements internationally.

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

        During the nine months ended September 30, 2004, the Company acquired 2,248,300 shares of treasury stock for $77.3 million. The acquisition of the shares was in accordance with the Company's previously announced intention to utilize share buybacks to partially offset the dilutive effect of outstanding stock options.

        During the nine month period ended September 30, 2004, the Company paid cash dividends in the amount of $0.30 per share, or $17.8 million.

LONG-TERM COMMITMENTS

        Details of the Company's contractual obligations for long-term debt, leases and endorsement contracts and minimum royalty agreements are as follows (in millions):

	Payments Due by Period
	Total	2004		2005	2006	2007	2008+
Long-term Debt	$458.7	$		$100.2	$6.7	$.2	$351.6
Endorsement and Sponsorhip Contracts and Minimum Royalties	540.3		39.4	102.3	80.5	74.4	243.7
Purchase Commitments	486.0		293.9	192.1
Operating Leases	187.5		15.0	48.9	41.3	34.8	47.5
Capital Lease Obligations	1.0			.2	.2	.3	.3

Total	$1,673.5		$348.3	$443.7	$128.7	$109.7	$643.1

        Endorsement and sponsorship contracts and minimum royalties represent approximate amounts of base compensation and minimum guaranteed royalties the Company is committed to pay to endorsers and licensors. The Company is obligated to pay certain endorsers and licensors royalties based on a percentage of net sales of licensed products, subject to minimum royalty payments. During 2003 substantially all of the Company's aggregate minimum royalty requirements were earned through the sale of licensed products. Actual payments under some endorsement contracts are likely to vary based upon bonuses paid, or reductions enforced, for specific performance achievements in future periods. The Company is also obligated to furnish certain endorsers with Reebok products for their use. It is not possible to determine on an annual basis what will be spent as the contracts do not generally stipulate a specific amount of cash to be spent on the product.

        The Company must commit to production tooling, and in some cases production, in advance of orders because of the relatively long lead times for design and production in the footwear industry. These amounts are included under purchase commitments.

        For further details regarding the Company's contractual obligations for long-term debt, leases and endorsement contracts, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

        Our market risks, and the ways we manage them, are summarized in management's discussion and analysis of financial condition and results of operations as of December 31, 2003, included in the Company's Form 10-K for the year ended December 31, 2003. There have been no material changes in the first nine months of 2004 to such risks or our management of such risks.

Item 4. Controls and Procedures

a)
The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act") as of the end of the period covered by this report. Based upon that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed in this report has been properly recorded, processed, summarized and reported within the required time periods.

b)
There has been no change in the Company's internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1: Legal Proceedings.

        None.

Item 2: Changes in Securities and Use of Proceeds.

        (e)    Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs
July 1, 2004 through July 31, 2004				$110,459,727
August 1, 2004 through August 31, 2004	807,700	$33.08	807,700	83,739,617
September 1, 2004 through September 30, 2004	295,000	$34.90	295,000	73,443,783

TOTALS	1,102,700	$33.57	1,102,700	$73,443,783

        In February 2004 the Company's Board of Directors approved the continuation of the Company's share repurchase programs that had been previous authorized by the Board and authorized the repurchase of an additional $111.0 million of the Company's common stock in the open market or privately negotiated transactions, bringing the total authorized remaining under this program, as of the date of the Board's approval, to approximately $150.0 million. During the three months ended September 30, 2004, the Company acquired 1,102,700 shares of treasury stock for approximately $37 million. As of September 30, 2004, the Company had approximately $73 million available for future repurchases of its common stock under these Board authorized programs.

Item 3: Defaults upon Senior Securities.

        None.

Item 4: Submission of Matters to a Vote of Security Holders.

        None.

Item 5: Other Information.

        None.

Item 6: Exhibits and Reports on Form 8-K.

        a)    Exhibits

10.1	Agreement dated as of October 19, 2004, between the Company and Jay Margolis.
31.1
Certification of Paul Fireman, Chairman and Chief Executive Officer, dated November 4, 2004, and made pursuant to Rule 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2
Certification of Kenneth Watchmaker, Executive Vice President and Chief Financial Officer, dated November 4, 2004, and made pursuant to Rule 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1
Certification of Paul Fireman, Chairman and Chief Executive Officer, dated as of November 4, 2004, and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2
Certification of Kenneth Watchmaker, Executive Vice President and Chief Financial Officer, dated as of November 4, 2004, and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        b)    Reports on Form 8-K

        The Company furnished a Current Report on Form 8-K with the Commission on July 1, 2004. Under Item 2 of Form 8-K, "Acquisition or Disposition of Assets," the Company disclosed that it had accepted for payment all common shares of The Hockey Company Holdings Inc. validly tendered pursuant to a tender offer commenced on April 22, 2004. Under Item 5 of Form 8-K, "Other Events," the Company disclosed that two of its indirect subsidiaries, The Hockey Company and Sport Maska Inc., had commenced a tender offer for all outstanding 11 1/4% Senior Secured Note units due 2009 issued by The Hockey Company and Sport Maska Inc. Under Item 7 of Form 8-K, the Company filed two press releases announcing each of the above-described transactions.

        The Company furnished a Current Report on Form 8-K with the Commission on July 14, 2004. Under Item 5 of Form 8-K, "Other Events," the Company filed a press release announcing that its subsidiaries The Hockey Company and Sport Maska Inc. had successfully completed their tender offer for their 11 1/4% Senior Secured Note units due 2009.

        The Company furnished a Current Report on Form 8-K with the Commission on July 23, 2004. The Company furnished its preliminary financial results for the quarter ended June 30, 2004 pursuant to Item 12 of Form 8-K, "Results of Operations and Financial Condition," and in accordance with SEC Release No. 33-8216.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 4, 2004
REEBOK INTERNATIONAL LTD.
	BY:	/s/ KENNETH WATCHMAKER Kenneth Watchmaker Executive Vice President and Chief Financial Officer