Form 10-K
period 2004-12-31
REEBOK INTERNATIONAL LTD
filed 2005-03-08
CIK 770949

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 under the Securities Exchange Act of 1934). Yes ☒    No ☐

        As of June 30, 2004, the aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant was approximately $1,723,705,805.

        As of February 22, 2005, 59,601,044 shares of the registrant's Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Certain parts of registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 3, 2005, which will be filed with the Securities and Exchange Commission not later than March 11, 2005, are incorporated by reference in Part III of this Report.

REEBOK INTERNATIONAL LTD.
ANNUAL REPORT ON FORM 10-K
TABLE OF CONTENTS

PART I
Item 1.	Business	1
	GENERAL	1
	THE REEBOK BRAND	2
	Product Lines	2
	Reebok Kids	6
	The Hockey Company	6
	Sports Licensing	8
	Reebok Brand Licensing	11
	Fitness Programming and Education	12
	Athlete Endorsements	12
	U.S. Operations	14
	International Operations	15
	THE ROCKPORT COMPANY	16
	RALPH LAUREN FOOTWEAR	17
	GREG NORMAN COLLECTION	18
	TRADEMARKS AND OTHER PROPRIETARY RIGHTS	18
	RESEARCH AND DEVELOPMENT	19
	TECHNOLOGY	19
	SEASONALITY	20
	SINGLE CUSTOMER	20
	COMPETITION AND COMPETITORS	20
	MANUFACTURING	21
	SOURCES OF SUPPLY	23
	TRADE POLICY	23
	PRINCIPAL PRODUCTS	26
	BACKLOG	26
	WORKING CAPITAL ITEMS	27
	FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS	27
	EMPLOYEES	27
	EXECUTIVE OFFICERS OF THE REGISTRANT	28
Item 2.	Properties	29
Item 3.	Legal Proceedings	31
Item 4.	Submission of Matters to a Vote of Security Holders	31
PART II
Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities	32
Item 6.	Selected Financial Data	33
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	34
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	56
Item 8.	Financial Statements and Supplementary Data	58
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	92

i

ii

PART I

Item 1.  Business.

GENERAL     —    Reebok International Ltd. is a global company that designs and markets sports and fitness products, including footwear, apparel, equipment and accessories (Reebok International Ltd. is referred to herein, together with its subsidiaries, as "the Company," "we," "our" and "us," unless specified otherwise). We also design and market casual footwear, apparel and accessories for non-athletic use.

        We design, market and sell products under a number of brands, of which the principal brands are:

  •
  The Reebok® Brand ("Reebok"), which encompasses our Reebok-branded products and our sports licensing business, including our National Football League, National Basketball Association, National Hockey League and Major League Baseball-branded products;

  •
  The Rockport® brand, which is owned by our subsidiary The Rockport Company, LLC ("Rockport");

  •
  The Ralph Lauren® and Polo® footwear brands, which are licensed by our subsidiary Ralph Lauren Footwear Co., Inc. ("Ralph Lauren Footwear");

  •
  The Greg Norman® brand, which is licensed by our Greg Norman Division for use in our Greg Norman Collection ("Greg Norman Collection"); and

  •
  The CCM®, JOFA® and KOHO® brands, which we acquired in 2004 through our acquisition of The Hockey Company.

        Our revenues are derived principally from the wholesale distribution of our products to selected athletic specialty stores and other higher-end retail shops, as well as to sporting goods stores, moderate and better department stores, and shoe stores. To reinforce and further capitalize on the reputation of our brands, we also pursue opportunities to license our trademarks and other intellectual property to third parties for use on equipment, apparel, accessories, sporting goods, health clubs and related products and services.

        During 2004 our net income increased to $192.4 million, or $3.05 per diluted share, from $157.3 million, or $2.43 per diluted share, for 2003. Our net sales increased by 9% to $3.785 billion in 2004 from $3.485 billion in 2003.

        Reebok International Ltd. is a Massachusetts corporation that was organized on July 26, 1979. Our world headquarters are located in Canton, Massachusetts.

        Reebok's filings with the Securities and Exchange Commission, including our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and amendments to such reports, are accessible free of charge on our website at www.reebok.com.

THE REEBOK BRAND     —    Our Reebok Brand designs and markets sports, fitness and casual footwear, apparel, equipment and accessories. The Reebok Brand also includes our sports licensing business. Our Reebok Brand products also include footwear and apparel for children sold under the Reebok Brand as well as the Weebok® brand, which we license to a third party. Following our acquisition of The Hockey Company in 2004, we have expanded our Reebok-branded products to include hockey skates, sticks, helmets, equipment and hockey-related apparel. The Reebok Brand's mission is to enroll global youth through sports, music and technology.

Product Lines

        During 2004 we organized our Reebok Brand business around integrated product development and marketing teams focused on each of three main product lines: Rbk®; Performance; and Classic. Each of these product lines features product offerings for men, women and children that are designed for specific consumer groups, and each line is supported by targeted marketing and advertising initiatives. In February 2005 the Reebok Brand introduced its comprehensive new advertising campaign, "I Am What I Am." This campaign, which celebrates authenticity and individuality in sports and life, will be the cornerstone of Reebok's Brand positioning and will flow through the marketing of each of our Rbk, Performance and Classic lines. One of the Reebok Brand's product initiatives during 2005 will be incorporating our inflatable shoe technology, The Pump®, into a new selection of products.

Rbk

        Reebok's Rbk product collection features footwear, apparel and accessories designed to appeal to young, fashion-oriented consumers. Rbk represents the fusion of sports, music and fashion, and incorporates cutting-edge fashion and technology into performance products that are relevant to today's youth culture. During 2004 we began to expand our Rbk platform into a broader initiative that includes performance products that incorporate our leading technologies, as well as classic and lifestyle products for both men and women. We introduced Rbk products in multiple categories including basketball, running, training, tennis and boots designed for both the suburban and urban consumer. Throughout 2005 we plan to continue to broaden our Rbk product collection by introducing additional performance categories and product offerings to our Rbk collection, including products featuring our Pump inflation technology. During 2005 we also plan to introduce a line of Rbk-branded basketballs, footballs, soccer balls and volleyballs, which will be available at sporting goods retailers. The Hockey Company will also introduce Rbk-branded hockey skates, sticks, helmets, equipment and hockey-related apparel at retail during 2005.

        During 2004 we utilized the "Sounds and Rhythm of Sport" marketing platform for Rbk, which emphasizes the connection between sport, music, fashion and entertainment in youth culture. Our Rbk footwear products include the "S. Carter Collection by Rbk," the signature footwear collection of hip-hop star Jay-Z, and the "G-Unit® Collection by Rbk," the signature footwear collection of hip-hop artist 50 Cent. Both of these collections experienced strong sales growth during 2004 and successful new product launches. During 2004 we expanded the S. Carter Collection to include the S. Carter

Tennis shoe as well as basketball and casual footwear, and we added cross training product to our G-Unit collection, introducing the G-Unit XT cross trainer. In addition, for the 2004 holiday season we expanded our G-Unit collection by introducing the G-Unit Boot. We plan to evolve this platform in 2005 to address a broader base of consumers with our "I Am What I Am" marketing campaign.

        Our Rbk line also includes products designed and marketed under our relationship with National Basketball Association (NBA) star Allen Iverson of the Philadelphia 76ers. We market a signature line of footwear and apparel bearing Iverson's endorsement, and we have the right to use his name and image throughout his playing career and beyond. Our Iverson™ products include the I3® basketball footwear and apparel collection, as well as our Off the Clock™ Signature Collection, which features footwear that reflects Iverson's off-court lifestyle. We believe Iverson's performance on court as well as his compelling lifestyle and attitude resonate with Rbk consumers. In November 2004 we launched the Answer 8, Iverson's newest game shoe, to coincide with the start of the 2004-05 NBA season. At the 2005 NBA All-Star game Iverson showcased our The Pump inflation technology, setting the stage for the introduction of a new Iverson shoe in the second half of 2005 that will feature our latest The Pump technology, The Pump 2.0.

        Our Rbk product line also includes our Above the Rim® (ATR®) basketball collection of footwear, apparel and accessories. In 2004 we promoted our ATR products with endorsements from NBA stars Baron Davis of the Golden State Warriors and Steve Francis of the Orlando Magic. During 2004 we updated the styling of our ATR footwear, featuring more aggressive upper patterns, new materials and cutting-edge midsoles. In February 2005 we introduced our new ATR The Pump basketball footwear, which features our The Pump inflatable custom fit technology, at the 2005 NBA All Star Game. Our ATR The Pump shoe is now being worn on court by a number of NBA players, including Yao Ming of the Houston Rockets, Peja Stojakovic of the Sacramento Kings, Baron Davis and Steve Francis. In February 2005 we also introduced at retail the ATR Clear Out and ATR 5 Star, which feature our new DMX Micro cushioning technology.

        We continued to emphasize grassroots marketing in 2004 to promote our Rbk products and enhance Rbk brand awareness, particularly among young consumers. During 2004 we placed marketing teams in 18 cities throughout the United States that are focused on enhancing our street awareness and targeting our marketing message to the places where our consumers live and play. As part of our effort to connect with young consumers, our Rbk-branded products are featured in the latest releases of basketball and football video games released by EA Sports. In 2004 we also sponsored the Entertainers Basketball Classic (EBC) tournament at Rucker Park, the premier street basketball competition in the U.S., in connection with which we seeded certain of our ATR basketball products. We have agreed to continue this sponsorship through 2007. We sponsor several high-profile amateur basketball tournaments in the United States, including the elite Reebok ABCD Basketball Camp. We believe these camps significantly enhance our Brand's visibility with elite high school basketball players who are trend-setters among American youth. In Summer 2004 we marketed our ATR collection in conjunction with the 2004 Reebok ABCD Camp, which features approximately 400 of the most elite high school basketball players in the U.S. During 2004 we ran a national print advertising campaign featuring the Reebok ABCD Camp. Also during 2004 we sponsored the two leading high school basketball all-star games in the U.S., the EA Sports Roundball Classic and the McDonald's High School All-America game. Internationally, we sponsored the Reebok Eurocamp and the Reebok Big Men Camp, which featured the top basketball players in Europe, as well as two NBA-run camps in Africa and Asia called Basketball without Borders. We plan to continue our emphasis on innovative grassroots marketing for Rbk in 2005.

        We distribute our Rbk products through a limited number of authorized Rbk retailers, including athletic specialty retailers, independent retailers located primarily in urban areas and select sporting goods retailers. During 2005 we plan to expand the number of retailers within these channels that carry our Rbk products. Our distribution strategy is focused on those retailers at which younger, fashion-oriented consumers tend to shop, and which we believe will enhance the retail presence of our Rbk products. We operate a company-owned Rbk concept store in Philadelphia that features our Iverson and other Rbk products in an atmosphere that combines music, sports and entertainment with fashion. In addition, during 2004 we opened our Rbk store in West Hollywood, California, which features a 3,300-square foot retail store, a VIP lounge and a product showroom that converts to a screening room, and which is designed to showcase Rbk's dynamic fusion of sports, music, entertainment and technology.

Performance

        The products in Reebok's Performance line are designed for, and marketed to, athletic consumers who seek performance from their footwear, apparel and accessories. The Performance line includes products designed for basketball, running, fitness, football, baseball, soccer, tennis and other sports. Our Performance products incorporate technological features such as our The Pump inflation technology, our DMX® footwear cushioning technology, our 3D Ultralite footwear material and our Play Dry® moisture management systems. Performance products are also designed to reflect a sense of fashion and style.

        Included in the Performance line are apparel and footwear products designed and marketed under the licensing agreements we entered into during 2001 with the National Football League (NFL) and the NBA. Our Performance line also includes footwear designed and marketed under the license agreement we entered into in February 2004 with Major League Baseball (MLB) and apparel designed and marketed under The Hockey Company's license agreement with the National Hockey League (NHL). These agreements and our NFL®, NBA®, MLB® and NHL® products are described below under the heading "Sports Licensing."

        The cornerstone of our Performance category is our Premier Series of performance-oriented products designed for serious runners. We introduced the Premier Series in 2003 with the goal of re-establishing Reebok with our heritage as an authentic running shoe brand. Premier Series running shoes are designed for technical performance and incorporate features such as our DMX Foam and DMX Shear cushioning technology and our Play Dry moisture management system. The Premier Series was launched in the running specialty channel, which we believe is critical to re-building the authenticity of our Brand with runners. During 2004 our marketing for the Premier Series of running products focused primarily on print advertising in running periodicals and grassroots marketing at running events, including our Reebok Running Mobile Running Tour that brought the mobile Reebok Running Zone vehicles to major running events and select athletic retailers nationwide. Also during 2004, Reebok's grassroots Local Heroes program sponsored top race participants in communities throughout the U.S. In 2005 we plan to continue our emphasis on building our running business in the United States and internationally. In early 2005 we sponsored the Rbk Boston Indoor Games, one of the leading indoor track meets in the U.S., and in April 2005 we will sponsor the Paris Marathon. Also during 2005 we plan to launch a fully integrated new grassroots marketing initiative for our Performance running products that will be focused on the key running specialty channel of distribution. During 2005 we plan to build on the success of the Premier Series by introducing three new running product collections related to the Premier Series called the Vision, Aztec and Versatec collections, which we plan to segment by distribution channel in the athletic specialty, sporting goods and department store channels, respectively, in order to meet consumer needs in each channel.

        During 2004 we entered into a new license agreement with the NBA covering the Asia Pacific market. In October 2003 Reebok entered into a multi-year endorsement agreement with Houston Rockets star Yao Ming, a native of Shanghai, China. Our relationship with Yao is at the center of our efforts to develop the basketball apparel and footwear market in Asia. In 2004 we began working with the NBA to leverage our relationships with both Yao and the NBA as we develop an integrated marketing plan for China. In October 2004 Reebok sponsored the first NBA China Games, featuring pre-season games played in Beijing and Shanghai between Yao's Houston Rockets and the Sacramento Kings. Leading up to the NBA China Games we featured Yao in television, print and billboard advertising in China, as well as in an extensive public relations campaign. Also at the China Games, we debuted Yao's signature NBA High Post shoe. In addition, in June 2004 Reebok and Yao Ming worked together to build "Yao's House," a renovated outdoor basketball park in downtown Shanghai that is free to the public. During the Summer of 2004, Yao's House hosted a series of Reebok-supported basketball programs. We also sponsored a high school basketball league in China.

Classic

        Reebok's Classic lifestyle product line includes Classic originals—long-time consumer favorite Reebok footwear and apparel products—as well as more fashion forward, lifestyle collections that incorporate new technologies, fabrics and materials. Many of our Classic products feature "retro" styling that reflects distinctive design elements from past Reebok products. During 2004 we continued to focus on print advertising for our Classic products. In addition, we worked with a number of our customers on cooperative television advertising. We also promoted our Classic products in connection with the release of a new album by popular rap artist Twista.

        Our product and distribution strategy for our Classic line focuses on segmenting our products in those distribution channels that reflect the different types of consumers for whom our Classic product collections are intended, and on merchandising and assortment planning to ensure that our products are effectively presented at retail. For example, during 2004 we introduced high-end, fashion-forward Classic footwear products with targeted trend-setting retailers in New York and Los Angeles.

Reebok Kids

        During 2004 Reebok renewed its focus on kids footwear. We believe that the Reebok Kids footwear business is important to establishing a relationship between our Brand and young consumers who we can cultivate as Reebok customers as they grow into adulthood. Our kids business includes both take-downs of Reebok's key adult initiatives as well as several kids-only concepts.

        During 2004, we introduced kids versions of S. Carter Collection and G-Unit Collection products such as the S. Carter Tennis shoe and the G-Unit Boot. Our 2004 Kids collection also included versions of our Iverson shoes, including the Answer 8, as well as take-downs of other popular adult shoes. During 2004 we also introduced three new footwear collections created specifically for kids: Sweets, Hard Wear and Classic Lights. Launched in Fall 2004, the Reebok Sweets collection, which we market as "eye-candy for your feet," is designed to appeal to fashion-forward "tween" girls between the ages of six and twelve, and features glitter, sparkles and rhinestone detailing in fun, feminine colors. The Hard Wear collection for boys, which we launched in Europe in 2003 and in the U.S. for back-to-school in 2004, features high abrasion resistant uppers and soles and double stitching for extra durability. Hard Wear shoes also feature a "Grow Through Guarantee," which assures parents that their kids will outgrow the shoes before the shoes are worn out. Finally, our Classic Lights collection offers classic-styled footwear that lights up. During 2004 we supported the launch of our Sweets collection with a print advertising campaign, and we supported the launch of both our Sweets and Classic Lights collections with online advertising campaigns as well as television advertising campaigns that we ran on Nickelodeon. We also ran gift with purchase promotions for our Sweets, Hard Wear and Classic Lights collections.

The Hockey Company

        The Hockey Company, which Reebok acquired in June 2004, is the world's largest designer, manufacturer and marketer of hockey equipment and related apparel. The Hockey Company's CCM, JOFA and KOHO brands are among the most widely recognized brands in hockey. During 2005 The Hockey Company will introduce at retail Rbk and Reebok-branded hockey skates, sticks, helmets, equipment and hockey-related apparel. The Hockey Company also designs, manufactures and markets recreational skates and other non-hockey products such as its Roger Edwards line of lifestyle apparel. The Hockey Company sells its products to a diverse customer base consisting of specialty retailers, sporting goods shops, mass merchandisers and international distributors. The Hockey Company's products are sold in approximately 45 countries.

        The Hockey Company has been a National Hockey League (NHL) licensee since 1967. Under a license agreement entered into in 2003, The Hockey Company is the exclusive supplier of hockey jerseys to every NHL team and on-ice official, and has the exclusive worldwide right to market and sell authentic and replica NHL jerseys until at least June 2015. As a result of the acquisition of The Hockey Company by Reebok, the Reebok Brand will also appear prominently on The Hockey Company's NHL apparel. The Hockey Company is also the exclusive supplier of helmets, pants, gloves, shoulder, shin and elbow protective equipment, jerseys and socks to all teams in the Canadian

Hockey League (CHL). An estimated 54% of current NHL players have previously played in the CHL. The Hockey Company also has a strong international presence through sponsorship agreements with many of the major ice hockey organizations in the world, including the International Ice Hockey Federation, Ice Hockey Federation of Russia, Slovak Association of Ice Hockey, the German Ice Hockey Federation and the national teams of Finland, Sweden, Denmark, Norway and the Czech Republic. The Hockey Company has also entered into an on-ice equipment and apparel marketing and licensing deal with the U.S. based ECHL, under which it is the exclusive supplier of hockey sticks, helmets, visors, gloves, pants and protective equipment to all 28 ECHL teams, and of jerseys and socks to 10 ECHL teams. During 2004 The Hockey Company entered into a sponsorship agreement with the American Hockey League (AHL), which commenced at the start of the 2004-05 AHL season and established The Hockey Company as the exclusive supplier of hockey sticks, helmets, gloves and pants to 26 of the 28 AHL teams. Beginning with the 2005-06 season, The Hockey Company will also become the exclusive supplier of jerseys and socks to these teams. The Hockey Company's products are the most widely used by NHL players, which we believe highlights and reinforces the marketplace's view of the innovative nature and high quality of The Hockey Company's equipment and apparel.

        The Hockey Company's comprehensive line of ice and roller hockey equipment includes skates, protective equipment, hockey sticks and goaltender equipment. This line provides a wide range of choices for players at all levels of competition. The Hockey Company's products range from high performance products used by professionals in the NHL and other professional hockey leagues, to intermediate performance products used by players of all ages and skills, to entry-level products for the beginner. The Hockey Company's comprehensive line of hockey-related athletic apparel includes licensed hockey jerseys, team uniforms and socks, licensed and branded performance apparel, outerwear, headwear and activewear. The Hockey Company is also the world's largest manufacturer of team uniforms and socks worn by players in hockey leagues, camps, schools and associations. The Hockey Company's licensed and branded activewear lines include high quality fleece wear, pants, shirts, T-shirts, polo shirts, turtlenecks, outerwear and headwear embroidered with the NHL and NHL teams' logos, as well as the CHL and other league and team logos.

        The Hockey Company also offers its Comfort Series of recreational skates. These skates are designed for women and girls who seek a product that is warmer, more comfortable and more stylish than a traditional figure skate. This line of products fills a gap in the market for customers who seek an alternative to the traditional white skate. The Hockey Company's product line also includes its Classic Series of recreational and figure skates. The Comfort Series and the figure skates in the Classic Series are endorsed by 2002 Olympic pairs figure skating gold medallists Jamie Salé and David Pelletier.

        The Hockey Company also designs, manufactures and markets other non-hockey-related equipment, including alpine skiing and equestrian helmets.

Sports Licensing

        In 2001 we entered into license agreements with the NFL and the NBA.

        Under our license agreement with the NFL, Reebok is the exclusive supplier of uniforms, sideline apparel and coaches' wear for all 32 NFL teams. In addition, Reebok has the right to associate Reebok-branded footwear products and the Reebok Brand with the NFL trademarks that are licensed to us. Reebok also has the exclusive right to manufacture and distribute NFL-branded replica jerseys, headwear (other than football helmets), footwear and gloves in all channels of distribution. In addition, we are the exclusive distributor of NFL-branded apparel and accessories in the athletic specialty, sporting goods and better department store distribution channels, and we are a non-exclusive distributor of NFL-branded apparel through catalogs, in retail stores that primarily carry NFL-branded products and in other retail channels. The territory in which we are licensed by the NFL to distribute NFL-branded apparel and accessories is worldwide, subject to the completion of certain trademark registrations.

        Reebok's NFL-branded products include our NFL Equipment® line of apparel, which includes the same products that are worn by players and coaches during all NFL games, as well as our Gridiron® Classics line of lifestyle apparel products featuring a "retro" look that evokes the history of the NFL. In addition to NFL Equipment and Gridiron Classics, in 2004 we designed, marketed and distributed NFL footwear, as well as replica jerseys and headwear. During 2004 more than 420 NFL players wore our cleated football shoes onfield. All of these football cleats bore both the Reebok Vector logo and the NFL logo. During 2004 we also featured NFL Equipment cross training footwear. Our NFL Equipment line also includes technical football apparel such as performance t-shirts, training pants and football gloves.

        During 2005 we plan to launch Player Identified products, other than jerseys, which utilize names, likenesses, portraits, pictures, photographs or biographical information related to NFL players. Distribution of these products will be exclusive to Reebok in all channels, including the mid-tier and mass market. Prior to 2005, Reebok held exclusive distribution rights to these products in its other distribution channels. Additionally, during 2005 Reebok's exclusive distribution rights for youth apparel will be expanded to include the mass market, and our exclusive rights within the mid-tier market will be expanded. During 2005 we also plan to expand our line of women's NFL-branded apparel and headwear, introducing women's focused sihouettes and emphasizing colors such as pastels. We also plan to segment our women's line by introducing junior sizing that will allow us to appeal to a younger female consumer.

        Reebok engages in an integrated marketing campaign throughout the year in order to extend the selling season for NFL-licensed products beyond the traditional NFL season. Under our agreement with the NFL we have the right to depict Reebok athletes in their NFL uniforms for advertising purposes and in point-of-purchase displays, which we believe enhances our marketing of Reebok-branded footwear and apparel. During 2004 we supported our NFL apparel products with a television and print advertising campaign that featured eleven NFL players living together as roommates in one house. The five-part television campaign, which is narrated by NFL Networks broadcaster Rich Eisen, aired throughout the 2004 NFL season on ABC, CBS, ESPN, Fox and the NFL Network, while print versions of the ad ran in Sports Illustrated and ESPN The Magazine. During 2004 we also entered into an endorsement agreement with PGA Tour professional and 2003 British Open Champion Ben Curtis under which Curtis wears Reebok's NFL licensed apparel and headwear at all PGA Tour and other professional golf events in which he competes.

        In 2004 we continued our strategy to grow the market for NFL-branded products by producing multiple tiers of product that are differentiated by their design and features and are intended for sale to consumers through targeted channels of distribution. For example, we distribute our NFL Equipment product line primarily through athletic specialty and independent retailers, while our different tiers of NFL replica jerseys are distributed selectively through targeted channels of distribution, including athletic specialty and independent retailers, sporting goods retailers, moderate department stores and mass market retailers.

        Under our license agreement with the NFL, the NFL receives annual royalty guarantees and has the option to acquire an equity position in Onfield Apparel Group, LLC (OAG), the subsidiary through which we conduct our NFL business. In addition, at the time we entered into the license agreement we granted warrants to the NFL to purchase up to 1.6 million shares of our common stock. For a description of these warrants, see Note 4 to the Company's consolidated financial statements.

        Under our license agreement with the NBA, Reebok is the exclusive supplier of uniforms, shooting shirts, warm-ups and practice wear to all 30 NBA teams. Reebok is also the exclusive supplier of uniforms, shooting shirts, warm-ups and practice wear to all teams in the Women's National Basketball Association (WNBA) and to all National Basketball Development League (NBDL) teams. Reebok has the exclusive right to manufacture and distribute all tiers of NBA, WNBA® and NBDL®-branded replica jerseys and shorts. Reebok also has the right to manufacture NBA, WNBA and NBDL-branded t-shirts, headwear, active wear, outerwear and fashion apparel, and we have the exclusive right to distribute such products in the athletic specialty, sporting goods, upper-tier department store and mid-tier department store channels of distribution. We also have the non-exclusive right to distribute such products in all other channels. Under our license agreement with the NBA we have the right to distribute NBA-branded footwear and apparel products throughout the U.S. and Canada, and we can incorporate such products in our advertising and promotional efforts throughout the world.

        In addition, we are party to a five-year agreement with the NBA under which, beginning with the 2003-04 NBA season, Reebok is the exclusive licensee for NBA-branded apparel in Asia, including China, Hong Kong, Japan, Thailand, India, Singapore, Macau, Indonesia, Malaysia, Taiwan, the Philippines and South Korea. We believe our relationship with the NBA and its affiliated leagues promotes sales of both our Reebok-branded products and our NBA-branded products.

        Our NBA apparel includes our Hardwood Classics® NBA-branded apparel that includes retro-styled jerseys, shorts, shooting shirts and warm-up jackets and pants featuring classic NBA logos. In August of 2004 we expanded our NBA product line to include NBA Swingman® apparel, which is positioned at retail between our authentic and replica NBA-branded apparel. We were also the official supplier of on-court apparel, warm-ups and shooting shirts for the 2005 NBA All-Star Game™, and we introduced 2005 NBA All-Star Game apparel at retail.

        Also during 2004 we leveraged our relationship with the NBA by marketing basketball footwear bearing both the Reebok Vector logo and the NBA logo. Our NBA footwear collection includes technically advanced, performance-oriented products with cutting-edge fashion designed to appeal to younger consumers. These products are supported by comprehensive in-store marketing integrating footwear, apparel and accessories.

        In 2005 we plan to expand our women's line of NBA-branded apparel and headwear. We plan to introduce women's focused sihouettes and to emphasize colors such as pastels. We also plan to introduce junior sizing to enable our women's products to appeal to younger female consumers.

        In early 2004, Reebok and the NBA collaborated on national print advertising for our Hardwood Classics line, including eight-page inserts in key publications. We also invested heavily during 2004 in the growing team shop segment, creating fixtures, graphics and promotions for the ultimate fan shopping experience for all 30 NBA teams. In 2005 Reebok and the NBA plan to air a six-month national television advertising campaign to support our NBA Fusion, On Court and Soul collections. Promotional extensions will include courtside signage, internet and radio. Finally, during 2005 Reebok and the NBA will promote their exclusive partnership through a national print campaign that was launched in February 2005 in USA Today.

        As a result of Reebok's acquisition of The Hockey Company in June 2004, our wholly owned subsidiaries are party to a license agreement with the NHL as well as agreements with the CHL, the ECHL, the AHL and a number of other hockey organizations, which are described in more detail above under the heading "The Hockey Company."

        In February 2004 Reebok entered into a license agreement with Major League Baseball under which Reebok is the exclusive global licensee for MLB Authentic Collection® footwear. The MLB Authentic Collection features products like those used on the field of play by all 30 Major League Baseball Clubs. The Reebok MLB Authentic Collection product line includes both baseball and softball cleated footwear and features the MLB silhouetted batter logo. Beginning in 2005 all Reebok-contracted MLB players, as well as many other non-contracted players, managers and coaches, will wear Reebok's MLB Authentic Collection performance footwear on-field. The agreement also allows Reebok to develop and market MLB-branded footwear products in other product categories.

        In April 2004, in order to strengthen the Reebok Brand's visibility with soccer fans, Reebok entered into an agreement with Club Deportivo Guadalajara under which Reebok formed a strategic partnership with Mexican soccer team Chivas Rayadas (Chivas), one of the most prestigious and successful sports teams in Mexico. Under the agreement, Reebok provides head-to-toe uniforms for all Chivas players and has exclusive rights to supply and market all on-field apparel, including practice gear, warm-ups and authentic and replica jerseys. Reebok also designs, manufactures, markets and sells other Chivas apparel products. In addition, Reebok opened a flagship store in Guadalajara featuring Chivas-branded products. In September 2004 Reebok unveiled an outdoor and print advertising campaign featuring top Chivas players in action wearing the new Chivas team jersey. The campaign featured billboards in Chicago, Dallas, Houston, Los Angeles, Northern New Jersey, New York City and San Antonio, as well as in key cities in Mexico. In addition, we placed advertising in bus shelters throughout San Diego and we ran a Chivas print ad in the national soccer magazine 90:00.

        We also are party to a license agreement with Liverpool Football Club (Liverpool FC), one of the world's premier soccer teams. Under our agreement with Liverpool FC, we have the exclusive rights to supply and market all Liverpool FC™ on-field apparel worldwide, including uniforms, warm-ups, authentic and replica jerseys and practice gear for a twelve-year term that began in 2003. We have developed a wide range of innovative and fashionable footwear and apparel products bearing the Liverpool FC and Reebok brands for distribution throughout the world. We plan to continue to leverage our relationship with Liverpool FC to grow both the Liverpool FC brand and the Reebok Brand internationally. We will also continue to work with Liverpool FC to license the club's brand for use on products in addition to apparel and footwear.

        Under a license agreement with the Canadian Football League (CFL), Reebok is the official on-field and sideline supplier to the CFL. Under the agreement, Reebok provides uniforms, sideline apparel, footwear, gloves and accessories to all CFL teams. We are also party to a licensing agreement with the Collegiate Licensing Company (CLC), under which we introduced a line of apparel featuring the Heisman Trophy™ and Downtown Athletic Club™ brands, which are famous in college football.

        Because our sports licensing business relies upon license agreements with sports leagues such as the NFL, NBA, NHL and MLB, it is subject to risks and uncertainties common to licensing arrangements that are described below under the heading "ISSUES AND UNCERTAINTIES."

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

        Reebok has licensed both domestically and internationally a line of Reebok-branded fitness equipment products for the home market as well as fitness equipment products designed for use in health clubs and other institutional markets. Reebok also has licensees for eyewear and heart rate monitors, children's apparel, team uniforms, batting and football gloves, socks and jogging strollers. In addition, Reebok has licensees in the United Kingdom for bicycles and swimwear. Reebok also licenses the Weebok brand name for children's footwear. During 2004 Reebok announced new licensees for Rbk and Reebok-branded basketball systems, including in-ground and residential portable equipment, backboards and rims, as well as for big and tall apparel.

        Reebok is a partner in Reebok Sports Club/NY, a premier sports and fitness complex in New York City featuring a wide array of fitness equipment, facilities and services in a luxurious atmosphere. The club utilizes approximately 135,000 square feet and occupies five floors in a building located on the Upper West Side of Manhattan. Reebok licensees also operate Reebok Sports Clubs in Madrid, Spain; London, England; Sao Paolo, Brazil; and in Moscow, N. Novgorod and St. Petersburg, Russia. A Reebok Sports Club is scheduled to open in suburban Madrid, Spain in early 2005, and we expect that a new club will open in Lisbon, Portugal in 2006.

Fitness Programming and Education

        During 2004 we supported our Reebok fitness equipment products such as the Reebok Deck, the Reebok Core Board, the Step Reebok® exercise platform and Reebok home exercise equipment such as treadmills and exercise bikes, through Reebok University®, our comprehensive fitness resource, as well as through our network of Master Trainers. In addition, in November 2003 we entered into an agreement with Westin Hotels & Resorts to launch the "WestinWORKOUT Powered by Reebok" in Westin hotels throughout North America. This program, which was launched during 2004, features custom designed fitness facilities incorporating a Reebok-designed workout regimen for travelers.

Athlete Endorsements

        We establish relationships with major sports figures, teams and leagues to enhance the visibility of the Reebok Brand and to create awareness of and demand for Reebok-branded footwear, apparel and accessory products.

        In 2004 we continued to focus our sports marketing efforts on key athlete icons who exemplify distinct lifestyles, rising young stars and athletes who are at the pinnacle of their sport. We also engaged in select team and league sponsorships that we believe enhance the authenticity of Reebok as a performance brand. During 2004 we focused on leveraging our relationships with our athlete endorsers. We featured our top athletes in print, billboard, poster and internet advertising, as well as in-store merchandising. Our athletes also appeared in numerous personal appearances in support of our Brand. We plan to continue to emphasize activation of our endorsement assets during 2005, with marketing initiatives that will tie-in to our comprehensive "I Am What I Am" advertising campaign.

        To promote the sale of Reebok's basketball products in 2004 we utilized athlete endorsements with a number of players and teams, some of which include:

  •
  Allen Iverson, the charismatic Philadelphia 76ers point guard who was voted by the fans to start each of the past six NBA All-Star Games, was Most Valuable Player at the 2005 NBA All-Star Game, was a co-captain for Team USA at the 2004 Summer Olympic Games in Athens, Greece, where he led the team in scoring, and who was named the NBA's most valuable player for the 2000-01 season;

  •
  Yao Ming of the Houston Rockets, who was the starting center for the Western Conference in the 2003, 2004 and 2005 NBA All-Star Games and was a unanimous selection to the 2002-03 NBA All-Rookie First Team;

  •
  Steve Francis of the Orlando Magic, who was voted by NBA fans to start in the 2002, 2003 and 2004 NBA All-Star Games and was co-winner of the 2000 Rookie of the Year award;

  •
  Kenyon Martin of the Denver Nuggets, who was named a 2004 NBA All-Star, was selected for the 2003 USA Basketball Men's National Team, and was named to the NBA All-Rookie First Team in 2000-01;

  •
  Baron Davis of the Golden State Warriors, who was named to the 2002 and 2004 NBA Eastern Conference All-Star teams;

  •
  Shaun Livingston of the Los Angeles Clippers, the rookie point guard who was named co-most valuable player in the 2004 EA Sports Roundball Classic game;

  •
  Predrag "Peja" Stojakovic of the Sacramento Kings, who was named to the 2002, 2003 and 2004 NBA Western Conference All-Star teams and who won the NBA All-Star Three-Point Shootout in 2002 and 2003; and

  •
  The college basketball program at Boston College.

        To promote our tennis and running footwear and apparel, we have endorsement agreements with a number of athletes, including:

  •
  Professional tennis player Andy Roddick, winner of the 2003 U.S. Open men's singles title and a 2004 Wimbledon finalist;

  •
  Professional tennis player Nicole Vaidisova, who at age 15 is the youngest athlete currently ranked among the top 100 women's players, and who won her first WTA Tour event during 2004 at the Vancouver Women's Open; and

  •
  Track athletes Carolina Kluft, who won the gold medal in the Hepthathlon at the 2004 Summer Olympic Games; Darren Campbell, a gold medalist in the 4 × 100 relay at the 2004 Summer Olympic Games; Kelly Holmes, who won gold medals in the 800 and 1500 meter competitions at the 2004 Summer Olympic Games; Nicolas Macrozonaris; Kevin Sullivan, Kim Smith and Patrick Kristiansen.

        We will also be the official footwear supplier of the Australian Open in 2005, the 100th anniversary of that prestigious tennis tournament.

        To promote the sale of cross-training and cleated baseball and football shoes during 2004 our endorsement agreements included:

  •
  More than 420 NFL players, including 29 Pro Bowl players such as Peyton Manning of the Indianapolis Colts, who was the NFL's most valuable player in 2004 and co-MVP in 2003, Richard Seymour of the Super Bowl Champion New England Patriots, Donovan McNabb of the Philadelphia Eagles, Daunte Culpepper of the Minnesota Vikings, and Ray Lewis of the Baltimore Ravens;

  •
  Approximately 200 Major League Baseball players, including Curt Schilling, Manny Ramirez and David Ortiz of the 2004 World Series Champion Boston Red Sox, Josh Beckett of the Florida Marlins, Angel Berroa of the Kansas City Royals, who was the American League Rookie of the Year in 2003, and Andy Pettite of the Houston Astros; and

  •
  The college football program at Boston College.

        To promote our soccer products, we have a number of sponsorship agreements with both individuals and teams, including:

  •
  Ryan Giggs, of Manchester United;

  •
  Nicholas Anelka, of Manchester City;

  •
  Iker Casillas, goalkeeper with Real Madrid and Spain;

  •
  Liverpool FC and Chivas, two of the world's best-known soccer teams; and

  •
  Sporting Lisbon of Portugal, West Ham United Football Club, Manchester City Football Club, and Bolton Wanderers, which includes the naming rights to "Reebok Stadium," the Wanderers' home stadium.

        To promote The Hockey Company's CCM and Reebok-branded hockey products, we have endorsement agreements with a number of athletes, including:

  •
  Martin Brodeur of the New Jersey Devils;

  •
  Vincent Lecavalier of the Tampa Bay Lightning; and

  •
  Joe Thornton of the Boston Bruins.

U.S. Operations

        Reebok's U.S. operations unit is responsible for all Reebok Brand footwear and apparel products that we sell in the United States. Our sales of Reebok Brand footwear in the United States totaled approximately $1.087 billion in 2004, compared to approximately $1.036 million in 2003. Reebok Brand apparel sales in the United States in 2004, including sports licensed apparel, totaled approximately $563.5 million, compared to approximately $561.2 million in 2003.

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

        Reebok's U.S. distribution strategy emphasizes high-quality retailers. Reebok footwear and apparel products are distributed primarily through athletic specialty retailers, sporting goods stores and department stores, with specialty products also distributed through certain specialty channels. During 2004 we continued our intiative, which we launched in 2003, to grow the Reebok Brand's presence with urban independent retailers. We also permit select Reebok retailers to sell Reebok-branded products to consumers through the Internet. We expect such e-commerce arrangements to continue in 2005. In addition, Reebok is party to an agreement with a third party to operate Reebok's on-line store, which is linked to Reebok's website at www.reebok.com.

        We operate approximately 223 factory direct store fronts in the United States that sell a variety of our footwear, apparel and accessories. Of these, 137 factory direct store fronts sell our Reebok-branded products, 69 sell our Rockport products, 13 sell our Greg Norman Collection products and 4 sell our Ralph Lauren Footwear products. Some of our factory direct stores sell more than one of our brands and have separate store fronts in the same building for each brand. We count each of these as a separate store front. Our factory direct stores allow us to control the disposition of excess inventory without compromising our primary channels of distribution. We do not anticipate significantly expanding the number of factory direct stores in the United States during 2005.

        We also operate five company-owned retail stores, known as "concept stores." Our New York City and West Hollywood, California concept stores feature a wide selection of Reebok footwear, apparel and accessories from our current product lines, while the concept store at our Canton headquarters features a wide selection of products from the current product lines of each of our Reebok, Rockport, Greg Norman Collection and Ralph Lauren Footwear brands. Reebok also operates a concept store that features Reebok's basketball products at the Naismith Memorial Basketball Hall of Fame in Springfield, Massachusetts. We also operate a Rbk concept store, which is located in Philadelphia, Pennsylvania. Our New York City concept store features separate Reebok men's and women's concept stores operating in the same building as the Reebok Sports Club on New York City's Upper West Side.

International Operations

        Reebok coordinates international sales, as well as Latin American regional operations, from our corporate headquarters in Canton, Massachusetts. We also have a European headquarters in Bolton, England which is responsible for our operations in Europe, the Middle East and Africa, and a regional office in Hong Kong that is responsible for our operations in the Far East. Reebok's Canadian operations are managed through our wholly owned subsidiary, which is currently headquartered outside of Toronto but which will be relocated to Montreal during 2005. We market Reebok-branded products internationally through our wholly owned subsidiaries in Austria, Belgium, France, Germany, Ireland, The Netherlands, Italy, Poland, Portugal, Sweden (which covers Sweden and Denmark), Norway, the United Kingdom, Japan, South Korea and Mexico, and through our majority owned subsidiaries in India and Spain. We also market products internationally through 39 independent distributors and sub-distributors and two joint ventures in which we hold a minority equity interest. Through this international distribution network, products bearing the Reebok Brand are actively marketed in approximately 170 countries and territories.

        There are approximately 79 Reebok factory direct stores located in Europe, Canada, Mexico and Japan. In Europe, there are 44 outlet stores and two concept stores. In Canada, there are nine outlet stores. In Mexico there are 11 outlet stores and three concept stores, and in Japan there are nine outlet stores and one campus store. These factory direct stores are owned either by us, our subsidiaries or joint ventures in which we hold a majority interest. In 2005 we plan to open approximately seven additional factory direct stores outside the United States.

        During 2004 we continued to implement our European Strategic Plan under which we are taking an integrated, regionalized approach to our operations across Europe. Under the plan, Reebok's European operations are managed from our European headquarters and a centralized European management team is responsible for the functional areas of product, marketing and sales with the goal of integrating Reebok's strategies throughout Europe. These strategies are executed by Reebok's country general managers in the local markets. We are aligning footwear and apparel product design and development along a single European-focused product strategy. Over the next few years we plan to continue to implement SAP information management software in all of Reebok's European operations. We believe this will improve Reebok's ability to analyze key business data and implement common business practices in all the countries in which Reebok operates in Europe. In addition, we plan to implement a single inventory management and allocation system in Europe that we believe will improve the efficiency and effectiveness of Reebok's supply chain management across Europe. We intend to continue centralizing our European warehousing and distribution operations in our distribution facility in Rotterdam, The Netherlands. We also maintain separate warehousing and distribution operations in the United Kingdom, which are integrated into our European inventory management and allocation system.

        During 2004 the contribution of Reebok's international operations unit to overall sales of Reebok-branded products increased to approximately $1.547 billion from approximately $1.319 billion in 2003. Reebok's 2004 international sales were positively impacted by the strengthening of various foreign currencies. These sales figures do not reflect the full wholesale value of all Reebok-branded products sold outside the United States in 2004 or 2003 because some of Reebok's international distributors are not our subsidiaries and sales by such distributors to retailers are not included in the calculation of our international sales.

THE ROCKPORT COMPANY     —    Rockport designs, develops, produces, markets and distributes worldwide specially engineered comfort footwear under the Rockport brand for men and women. In addition, the Rockport Kids line of children's footwear is produced and distributed by a licensee of Rockport. Rockport licensees also produce and distribute various complementary product categories such as Rockport-branded slippers, outerwear, hosiery and duty and work footwear.

        Rockport's net sales increased to $377.6 million in 2004 from approximately $372.0 million in 2003, an increase of approximately 1.5%. In 2004 Rockport's international net sales increased approximately 12.7% from its international net sales in 2003.

        Designed to address the different aspects of consumers' lives, Rockport's product line includes casual, dress and performance shoes. Under Rockport's product segmentation strategy, which is intended to expand Rockport's consumer base and distribution channels, Rockport offers several distinctive collections of men's footwear including Rockport Reserve, which is Rockport's premier collection, Rockport, which is Rockport's core collection, and XCS®, which is a more rugged, active collection. In addition, in 2004 Rockport introduced its Walk-Dry™ collection of waterproof footwear featuring Hydroshield™ technology. These collections are placed in distribution channels according to where Rockport believes the targeted consumer shops for his or her footwear. In 2004 Rockport expanded its channels of distribution by selling men's and women's outdoor footwear through sporting goods retailers. Rockport also launched a print advertising campaign to support new product introductions and to communicate the core values of the Rockport brand. During 2005 Rockport plans to launch at retail its new I.Travel collection, as well as a collection of washable boat shoes.

        Rockport markets its products to authorized retailers throughout the United States primarily through a locally-based employee sales staff. Internationally, Rockport markets its products through approximately 30 distributors in more than 70 foreign countries and territories. Many of Rockport's international distributors are our subsidiaries, while the others are either joint venture partners or independent distributors that also sell Reebok-branded products. Rockport's on-line store is operated under an agreement with the same third party that operates Reebok's on-line store. Rockport's on-line store is linked to Rockport's website at www.rockport.com. Rockport also permits select retailers to sell Rockport-branded products to consumers through the internet.

        Rockport distributes its products in the United States primarily through select higher-quality national and local shoe store chains, department stores, independent shoe stores and outdoor outfitters. Rockport emphasizes retailers that provide substantial point-of-sale assistance and carry a full product line, and has not pursued mass merchandisers or discount outlets for the distribution of its products. Rockport also sells its products through seven company-owned retail stores in the United States, and has licensed a number of independently-owned Rockport shops that exclusively sell Rockport-branded products. In addition, Rockport operates a company-owned retail store in Manchester, England, as well as three company-owned retail stores in Canada.

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

        In the United States, Ralph Lauren Footwear markets its products to authorized retailers principally through its employee sales staff and independent sales representatives. Internationally, Ralph Lauren Footwear has distributors in Japan, Canada, Spain, Portugal, South Korea, Greece and Hong Kong, as well as a distributor in Latin America that covers most of South America and Central America and a number of territories in the Caribbean. Ralph Lauren Footwear employees distribute products in Asia Pacific (other than Japan) and in the United Kingdom, Ireland, France and the Middle East, while sales in eleven other European countries are made by independent sales agents.

Ralph Lauren Footwear markets its children's footwear line globally through an independent distributor.

        Because we license the Ralph Lauren and Polo brands, our Ralph Lauren Footwear business is subject to risks and uncertainties common to licensing arrangements that are described below under the heading "ISSUES AND UNCERTAINTIES."

GREG NORMAN COLLECTION     —    Our Greg Norman Collection produces a range of men's and women's apparel and accessories marketed under the Greg Norman name and logo. Originally a golf apparel line, the Greg Norman Collection has grown its line of sportswear to include products such as wovens, Play Dry outerwear and sweaters. Launched in 2000, Play Dry has become an integral part of the Greg Norman Collection's product assortment. This moisture wicking technology keeps wearers cooler, drier and more comfortable. The Greg Norman Collection's Play Dry Weatherknit collection features water repellent and wind resistant styles that incorporate knitted technology that is engineered for quiet yet active movement. Products are sold principally in department and specialty stores, on-course pro shops and golf specialty stores, as well as in Greg Norman-dedicated shops. During 2004 the Greg Norman Collection continued to grow its women's apparel collection, which was launched in 2003.

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

TRADEMARKS AND OTHER PROPRIETARY RIGHTS     —    We own the Reebok, Rockport, JOFA and KOHO trademarks and we have contractual rights that survive in perpetuity to use the Greg Norman name and logo and the CCM trademark. We also have rights to use the Ralph Lauren name under license and rights to use certain marks of the NFL, NBA, NHL and MLB pursuant to our licensing arrangements with each league. We believe that our trademarks and our rights to use these other names and logos are of great value, and that the loss of any of these trademark rights may have an adverse impact on our business. We are vigilant in protecting our marks from counterfeiting and infringement and we cooperate with the established trademark enforcement programs of the NFL,

NBA, NHL and MLB. We also believe that our technologies and designs are of great value and we are vigilant in procuring and enforcing our patents and other proprietary rights in the United States and other countries.

RESEARCH AND DEVELOPMENT     —    We are committed to bringing our consumers innovative technology in both our footwear and apparel products, and to this end we engage in significant product research and development. In 2004 we spent approximately $54.6 million on product research, development and evaluation, compared to approximately $50.6 million in 2003 and approximately $44.8 million in 2002.

TECHNOLOGY     —    We place a strong emphasis on technology and we have continued to incorporate various proprietary performance technologies into our products, focusing on custom fit, cushioning, stability and lightweight features in our footwear products and on comfort and moisture management in our apparel products.

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

        Our most significant technologies are DMX, The Pump and 3D Ultralite. Our DMX technology provides superb cushioning using a heel-to-forefoot, active airflow system that delivers cushioning when and where it is needed. Originally introduced in 1995, we have enhanced and expanded this technology by developing multiple versions of DMX to meet the performance demands of various activities, taking into account performance attributes, aesthetics and price among the various versions.

        During 2004, we continued to develop new versions of our DMX technology and to expand the range of footwear products featuring DMX. In 2004 Reebok introduced its new DMX Micro technology, which provides low-profile cushioning using moving air in a system that does not "bottom-out" on impact. DMX Micro will be featured in basketball footwear that we plan to introduce at retail for Spring 2005. Also in 2004 we incorporated our new DMX Shear horizontal cushioning technology into the Premier Running collection. DMX Shear absorbs some of the horizontal braking action that occurs while running and helps to smooth the runner's stride.

        Also in 2004 we continued to redevelop our proprietary inflatable shoe technology, The Pump, exploring broader and more varied applications for this technology in our footwear. During 2004 we unveiled a new evolution of The Pump called The Pump 2.0, which features a self-inflation technology that automatically provides the wearer with a custom fit. We plan to introduce footwear featuring The Pump 2.0 at retail during 2005. We re-introduced The Pump at retail in 2004, bringing back the original The Pump basketball shoe as well as certain other previous models featuring The Pump. In addition, in Spring 2005 we plan to introduce at retail new ATR basketball shoes that feature The Pump.

        In addition, we continued to incorporate 3D Ultralite, our proprietary material that allows midsole and outsole to be combined in a single, injection molded unit, into our performance footwear. 3D Ultralite provides a unique blend of lightweight, flexible and durable properties. We have continued to expand and improve our 3D Ultralite technology with the introduction of a highly resilient injection EVA midsole version and a lightweight high abrasion 3D Ultralite outsole. Finally, we have incorporated advanced technologies into certain of our apparel products with our Play Dry moisture-management systems. These moisture-wicking technologies help to keep the wearer dry, which facilitates regulation of his or her body temperature. We plan to expand our range of apparel products incorporating moisture-management technologies.

SEASONALITY     —    Our sales of athletic and casual footwear and apparel tend to be somewhat seasonal in nature, with the strongest sales occurring in the third quarter, which corresponds to the back-to-school period.

SINGLE CUSTOMER     —    There was no single customer that accounted for 10% or more of our overall net sales in 2004.

COMPETITION AND COMPETITORS     —    Competition in the sports and fitness footwear and apparel business is intense both in the United States and worldwide, with new entrants and established companies providing challenges in every category. Competitors of our Reebok-branded footwear include Nike, adidas, New Balance, Puma, Converse, K-Swiss, Fila and Skechers. There are also numerous competitors of our Reebok-branded apparel including Nike, adidas, Puma, Rocawear, Ecko, Brand Jordan, FUBU, Mecca and ENYCE. We are the third largest seller of athletic footwear and apparel in the world, measured by market share. The principal methods of competition in our industry include product design, product performance, quality, brand image, price, marketing and promotion, customer support and service, and ability to meet delivery commitments to retailers. We believe we are competitive in each of these areas.

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

        The Hockey Company's principal competitors in the hockey equipment and related apparel market are Bauer Nike Hockey Inc., a subsidiary of Nike, Inc., and Easton Sports, Inc. In addition, The Hockey Company competes with several smaller companies that typically do not offer full product lines. In the team uniform and sock market, The Hockey Company's competitors include Bernard Athletic Knit & Enterprise Ltd., SP Apparel Inc. and Kobe Sportswear Inc. In the licensed and branded activewear market, The Hockey Company competes with companies such as Nike, Lee Sport, which is a division of VF Corporation, Majestic Athletic Wear Ltd. and New Era Cap Co., Inc.

        Our Greg Norman Collection competes with Ashworth, Cutter & Buck, Tommy Bahama, Izod, Ralph Lauren, Tommy Hilfiger, Nautica and other makers of casual sportswear and golf apparel.

        Our Ralph Lauren Footwear brand competes with such brands as Cole Haan, Timberland, Tommy Hilfiger, Prada, Gucci, Puma, Nike, adidas, Diesel, Kenneth Cole and Donna Karan.

MANUFACTURING     —    Most of our products are produced by independent manufacturers that are principally located outside the United States. We source some of our apparel and some of the component parts used in our footwear, however, from independent manufacturers located in the United States. In addition, we operate facilities in Indianapolis, Indiana and Mattapoisett, Massachusetts that provide apparel and accessory finishing for our sports licensing business. The Hockey Company manufactures approximately 51% of its products (measured by sales) at company-operated facilities in Canada, Sweden and Finland. Approximately 49% of its manufacturing is performed by independent manufacturers, primarily in Asia, the Czech Republic and Mexico.

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

        As part of our commitment to human rights, we require agents and manufacturers of our products to apply the Reebok Human Rights Production Standards, which set forth acceptable factory policies and procedures regarding workplace conditions. We use a global program to implement these standards that includes internal and independent monitoring, the provision of technical assistance to improve air quality in factories producing our footwear, a worker communication system to resolve conflicts in such factories and other initiatives to improve workplace conditions consistent with our Human Rights Production Standards. Reebok is also a participating company in the Fair Labor Association (FLA), and in 2004 Reebok received a two-year accreditation of its Reebok footwear monitoring program from the FLA.

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

        China, Indonesia, Vietnam and Thailand were our primary sources for footwear manufacturing during 2004, accounting for approximately 51%, 21%, 17% and 7%, respectively, of total footwear production for all of our brands (based on the number of units produced). Our largest manufacturer accounted for approximately 20% of our total footwear production for all of our brands in 2004.

        During 2004 approximately 52% of our manufacturing of apparel to be sold in the U.S. (other than apparel sold by The Hockey Company) was sourced from Asia, 39% was sourced from countries in the Caribbean Basin, 4% was sourced from the U.S. and other signatories to the NAFTA treaty and 4% was sourced from Africa and the Middle East. South Korea, Taiwan and Vietnam were our primary sources for apparel manufacturing in Asia in 2004, accounting for approximately 49%, 14% and 11%, respectively, of our total apparel production in Asia based on the number of units produced, with the remainder sourced from various other Asian countries. Apparel manufacturing in the United States was comprised primarily of screen printing as well as cutting and sewing product from fabrics imported from our manufacturers' affiliated mills in Asia. Most of our Asian manufacturing was sourced through an agent that manages regional supply chains of manufacturers and raw materials suppliers, while the balance was sourced directly through independent manufacturers.

        During 2004 we sourced the manufacturing of our apparel products to be sold outside the United States (other than apparel sold by The Hockey Company) on a regional basis. The majority of our manufacturing of apparel to be sold in Europe was sourced through an agent from manufacturers in China, Taiwan and Korea, with supplemental sourcing from manufacturers in Vietnam, Portugal and Turkey. Manufacturing of apparel to be sold in Asia Pacific was sourced from local Asian manufacturers. The majority of our manufacturing of apparel products to be sold in Canada and Latin America was sourced from the same countries as our apparel manufactured for sale in the U.S. or in Europe, with additional sourcing of products for sale in Canada from manufacturers in Mexico.

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

        As with our international sales operations, our footwear and apparel production operations are subject to the usual risks of doing business abroad such as import duties, quotas and other threats to free trade, foreign currency fluctuations and restrictions, labor unrest and political instability. These are more fully described below in the section entitled "TRADE POLICY." We believe that we have the ability to develop, over time, adequate substitute sources of supply for the products we presently obtain from foreign suppliers. If, however, events prevented us from acquiring products from our suppliers in China, Indonesia, Vietnam or Thailand, or significantly increased the cost of such products, our operations could be seriously disrupted until alternative suppliers were found, and such disruption could have a significant negative financial impact on us. We believe that our competitors would be similarly impacted by such disruption.

TRADE POLICY     —    With the initiation in November 2001 of the Doha Round of multilateral trade negotiations in the World Trade Organization (WTO), the U.S., the European Union (EU) and other countries have proposed dramatic reductions in footwear and apparel duties. These proposals continue to be refined during ongoing negotiations, but if they are adopted in whole or in part such proposals could significantly reduce the cost of footwear and apparel products to consumers. We believe this would benefit all distributors of footwear products, including us.

Imports into the U.S.

        Because China is our largest source of footwear manufacturing, we closely monitor any import restrictions imposed on footwear from China. As a result of the admission of China into the WTO in December 2001, the threat of the United States imposing restrictions on the import of shoes from China has reduced substantially. Therefore, we do not believe that the U.S. will impose such restrictions during 2005. If, however, trade between China and the U.S. was interrupted, we believe both our competitors and we would face similar challenges in locating alternative manufacturing sources.

        The United States has imposed new quotas on certain China-sourced apparel and may impose additional import quotas on apparel from China, as permitted under the U.S.-China WTO Accession Agreement. To date, such quotas have not altered our sourcing of apparel products. While we do source apparel from China, we believe that we source relatively less of our apparel from China than our competitors and that as a result we have more flexibility to shift manufacturing to other countries if necessary. The U.S. has also increased surveillance of working conditions relating to the manufacture of apparel overseas, and has imposed additional inspection and documentation requirements upon entry of the products into the U.S. to assure that the country of origin of products is properly disclosed. This has, in some cases, resulted in delays in delivery to customers, which is a problem being encountered by all importers of textiles and apparel into the U.S. Trade associations representing the entire U.S. apparel import industry are concerned. We believe that due to our diversified apparel sourcing and our careful selection of vendors and factories under our Human Rights Production Standards, imposition of new apparel import quotas will not require a significant change in sourcing. While delivery delays could occur while documentation is processed, we believe that such delays will not impact us to a greater extent than they impact our major competitors.

        The implementation by the U.S. of the Trade Act of 2003 has generated significant new Federal requirements for cargo security, particularly focused on imports of containerized cargo. Because Reebok is a major importer of such cargo, we have aggressively implemented cargo security measures consistent with programs administered by the Bureau of Customs and Border Protection of the Department of Homeland Security (CBP). These programs include the Customs Trade Partnership Against Terrorism (C-TPAT), a voluntary program involving a comprehensive assessment of supply chain security from the origin of the cargo, such as factories producing products in Asia, to the final destination, such as our warehouses and "direct ship" customers in the U.S.    Reebok has implemented a comprehensive plan developed in concert with CBP that includes using supply chain service providers that are themselves C-TPAT certified. Reebok was among the first companies in the country to have a plan certified by CBP. C-TPAT may soon become mandatory, with required standards. Due to Reebok's early and intensive adoption of the program, new, mandatory standards are not expected to disrupt our supply chain. The Hockey Company plans to implement such a program during 2005. Another Federally mandated security program is the 24 Hour Advance Notice requirement, which assures that CBP is notified 24 hours in advance of loading our cargo on U.S.-bound ships at foreign ports. We have fully implemented this initiative without disruption to our supply chain. It is expected that additional advance notification requirements may be legislated by Congress in 2005 and will increasingly be mandated by other countries. Based upon our supply chain assessment and implementation experience, we believe we are in a position to meet future U.S. and international cargo security mandates without delay or other adverse impact to our distribution program.

Imports into the European Union

        In 1994 the EU imposed import quotas on certain footwear sourced from China, with an exemption for many athletic models which form the core of our European business. These quotas expired on December 31, 2004. In its place, the EU is imposing a surveillance program to monitor imports of certain models of footwear from China. This surveillance exempts the athletic models that were exempted from the recently expired quota regime. While many of the models subject to the surveillance program are those that we, as well as our primary competitors, import from China, we are able to meet the surveillance documentation requirements without disruption to our sales and distribution plan.

        Under the EU-China WTO Accession Agreement, the EU has reserved the right to impose import restrictions in case of a surge of imports from China. Domestic European footwear industries are, at the beginning of 2005, circulating petitions for safeguard and/or anti-dumping actions against footwear imports. Such safeguard measures could be imposed in a short timeframe and could, depending upon their scope and application, disrupt import, distribution and sales of footwear. However, the European Commission has yet to formally consider such petitions and accordingly no action has been taken. It is therefore not clear which countries' exports or which footwear models would be subject to import restrictions, or the timing or nature of such restrictions. Through trade associations, together with other major brands marketing similar imported shoes in Europe, we are collectively monitoring Commission consideration of any petitions for import restrictions. Collectively, we have sought and achieved an exemption from the China footwear surveillance program for athletic models, have engaged counsel and are actively advocating against initiation of a safeguard or anti-dumping case.

        Should import restrictions be imposed, our business would be adversely affected. We do not believe, however, that our products would be affected more severely than those of our major competitors. Because we continue to source our products in Vietnam and other nations, it is quite likely that not all products would be subject to possible EU import restrictions on footwear produced in China. However, until Vietnam becomes a member of the WTO, Vietnam remains a potential target for a safeguard or anti-dumping action. Vietnam imports into the EU are already subject to surveillance measures that have not interfered with our import/marketing program.

        The EU maintains anti-dumping duties on certain leather-upper footwear from China, Thailand and Indonesia. Because these duties apply only to low-cost footwear below the import prices of most products sold under the Reebok and Rockport brands, our products have not been significantly impacted by such duties.

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

        The EU has also promulgated a Recycling Directive. We are in compliance with this directive for our shipping, packaging and consumer packaging through our participation in various EU approved programs. As is the case for restricted substances, we go beyond the legal requirements in the area of recycling by using 80 percent recycled material in our shoe boxes throughout the world.

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

PRINCIPAL PRODUCTS     —    Sales of the following categories of products contributed more than 10% of our total consolidated net sales in the years indicated: 2004, footwear (approximately 64%) and apparel (approximately 36%); 2003, footwear (approximately 64%) and apparel (approximately 36%); and 2002, footwear (approximately 66%) and apparel (approximately 34%).

BACKLOG     —    The backlog of orders that are scheduled for delivery during the period January 1, 2005 through June 30, 2005 that we believe to be firm (though cancelable by the purchaser) total approximately $1.25 billion, compared to approximately $1.19 billion for the period January 1, 2004 through June 30, 2004. This reflects our company-wide backlog, including orders for all of our brands. These backlog comparisons are not necessarily indicative of future sales trends. Many customer orders are cancelable with little or no penalty, currencies may fluctuate, sales by Company-owned retail outlet stores are not included in the backlog and can vary from year-to-year, many markets in Latin America and Asia Pacific are not included in the backlog because sales are made by independent distributors, and the ratio of orders booked early to at-once shipments can vary from period to period.

WORKING CAPITAL ITEMS     —    We must commit to production tooling, and in some cases to production, in advance of orders because of the relatively long lead times for design and production in the footwear industry. We must also maintain inventory to fulfill "at-once" shipments. We believe our practices with respect to working capital items are consistent with practices in the footwear and apparel industry in general.

        We have a committed $300 million revolving credit facility, which includes a letter of credit subfacility of $200 million, with a syndicate of banks. This facility was entered into in 2002. Our credit agreement includes various covenants, including the requirement to maintain a minimum interest coverage ratio and a debt to adjusted earnings ratio. Two of The Hockey Company's subsidiaries are party to credit agreements with total borrowing capacity of $42.0 million. These credit agreements are collateralized by all accounts receivable, inventories and related assets of the borrowers and certain affiliated companies. These credit agreements contain negative and affirmative covenants including those relating to capital expenditures, minimum interest coverage and fixed charges coverage. At December 31, 2004, there were no borrowings under these credit agreements. We also have various arrangements with numerous banks that provide an aggregate of approximately $472.4 million of uncommitted facilities, substantially all of which are available to our foreign subsidiaries. Of this amount, approximately $251.6 million is available for short-term borrowings and bank overdrafts, with the remainder available for letters of credit for inventory purchases. At December 31, 2004, approximately $23.0 million was outstanding for open letters of credit for inventory purchases in addition to approximately $63.2 million in notes payable to banks and $17.3 million that was outstanding under standby letters of credit.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS     —    Financial information about geographic operations appears in Note 15 of the consolidated financial statements.

EMPLOYEES     —    As of December 31, 2004, we had approximately 9,102 regular full-time and part-time employees. We have never suffered a material interruption of business caused by labor disputes with employees, and we consider our employee relations to be good.

EXECUTIVE OFFICERS OF THE REGISTRANT     —    Our executive officers are:

Name	Age	Office Held
Paul Fireman	61	Chief Executive Officer, President and Chairman of the Board of Directors
Kenneth Watchmaker	62	Executive Vice President and Chief Financial Officer
David Baxter	38	Senior Vice President, President and Chief Executive Officer of Onfield Apparel Group
Suzanne Biszantz	34	Senior Vice President, President and Chief Executive Officer of the Greg Norman Collection
Paul Harrington	43	Senior Vice President, International Operations and Chief Supply Chain Officer
Robert Myers	47	Senior Vice President and Chief Human Resources Officer
David A. Pace	44	Senior Vice President, General Counsel and Clerk
Richard Paterno	47	Senior Vice President, President and Chief Executive Officer of The Rockport Company, LLC
Terry Pillow	51	Senior Vice President, President and Chief Executive Officer of Ralph Lauren Footwear Co., Inc.

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

        Paul Fireman is the founder of the Company and has served as its Chief Executive Officer since the Company's founding in 1979 and as its Chairman of the Board since 1986. Mr. Fireman served as President of the Company from 1979 to 1987 and was appointed again to that position in 1989, in which he continued to serve until December 2001. In October 2004 Mr. Fireman was re-appointed President of the Company and resumed leadership of the Reebok Brand. Mr. Fireman has been a Director of the Company since 1979. Mr. Fireman is also a Director of Abiomed, Inc., a manufacturer of medical devices.

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

        Suzanne Biszantz became a Senior Vice President of the Company in May 2003. She was appointed President and Chief Executive Officer of the Greg Norman Collection in November 2002 after joining the Company in June 2001 as the General Manager/Vice President of Sales, Planning and Merchandising for the Greg Norman Collection. Prior to joining Reebok, from June 1998 until she joined the Company, Ms. Biszantz was Vice President of Sales for Ashworth, Inc.

        Paul Harrington became Senior Vice President, International Operations and Chief Supply Chain Officer of the Company in March 2004. Mr. Harrington joined the Company in his current role in March 2004 after serving as Senior Vice President, Global Supply Chain at Levi Strauss & Co. since December 2002. Prior to joining Levi Strauss, from 2000 until 2002 Mr. Harrington was Senior Vice President of Reebok's Global Supply Chain. From 1998 to 2000 he was Vice President of Global Planning and Logistics for Reebok.

        Robert Myers became a Senior Vice President of the Company in May 2004. Mr Myers joined Reebok as its Chief Human Resources Officer in November 2003. Prior to joining Reebok, from November 1999 until May 2002 Mr. Myers served as Executive Vice President, Human Resources after serving as a Consultant to the President at Metromedia Restaurant Group. Before that, he served as Vice President and Executive Director of Human Resources at BankBoston Corporation from January 1999 until BankBoston's merger with FleetBoston Financial Corp. in October 1999.

        David A. Pace became a Senior Vice President of the Company in February 2001, having been appointed Vice President and General Counsel, and elected Clerk, in December 1999. From May 1999 until his promotion, Mr. Pace was Vice President, Global Alliances and Endorsements for the Reebok Brand. Prior to this position, Mr. Pace was Assistant General Counsel from January 1997 until May 1999.

        Richard Paterno became Senior Vice President of the Company and President and Chief Executive Officer of The Rockport Company in June 2001. Mr. Paterno was initially hired as Executive Vice President for Sales and General Merchandise Manager of Women's for Rockport in May 2001. Prior to joining Rockport, Mr. Paterno was President of Easy Spirit from October 1999 to May 2001.

        Terry Pillow became President and Chief Executive Officer of Ralph Lauren Footwear in June 2001. Mr. Pillow joined the Company as Senior Vice President of the Company and President and Chief Executive Officer of The Rockport Company in 1999. Prior to joining the Company, Mr. Pillow was President of the apparel division of Coach Leatherware, a subsidiary of Sara Lee Corporation.

Item 2.  Properties.

        We lease most of the properties that we use in our business. Our corporate headquarters building in Canton, Massachusetts contains 522,000 square feet of space sited on a 42-acre campus. We entered into an operating lease agreement in 1998, which we amended during 2004, for the purpose of financing the construction of our new headquarters. Under this agreement, the lessor purchased the property and paid for the construction costs and is currently leasing the facility to us. As amended, the lease term is five years, with two five-year renewal options. Under the amended lease, during 2004 we also leased from the lessor a 22-acre property adjacent to the Company's headquarters, the acquisition of which by the lessor was financed under the lease. The lease includes substantial residual value guarantees by us and includes a purchase option that we may exercise at the original cost of the property.

        In addition, we own our principal U.S. warehouse and distribution center, containing 350,000 square feet of usable space, in Stoughton, Massachusetts, approximately five miles from our headquarters. We also lease 330,000 square feet of space in Memphis, Tennessee, 118,000 square feet of space in Mattapoisett, Massachusetts, 600,000 square feet of space in Indianapolis, Indiana, and we sublease 221,000 square feet of space in Norwood, Massachusetts, which we use as warehouse and distribution centers.

        Rockport owns its principal U.S. distribution center, which consists of 285,000 usable square feet on 140 acres of land in Lancaster, Massachusetts.

        The Hockey Company owns a 52,000 square foot apparel distribution center in Bradford, Vermont, a 45,000 square foot hockey stick manufacturing facility in Cowansville, Quebec, Canada, and a 73,000 square foot hockey stick manufacturing facility in Tammela, Finland. In addition, The Hockey Company leases a 178,500 square foot distribution center in St. Hyacinthe, Quebec, Canada, an 81,000 square foot hockey equipment and skate manufacturing facility in St. Jean, Quebec, Canada, a 145,000 square foot protective equipment factory, warehouse and offices in Malung, Sweden, a 72,000 square foot hockey apparel cutting and sewing facility in St. Hyacinthe, Quebec, Canada, a 16,000 square foot apparel factory, warehouse and sales office in Toronto, Ontario, Canada, and its 23,000 square foot headquarters in Montreal, Quebec, Canada. During 2004 The Hockey Company began construction of its new, Company-owned headquarters and distribution center in Montreal, Canada, which will total 241,000 square feet and which The Hockey Company plans to occupy in 2005.

        Our international operations were previously headquartered in Stockley Park, London, where our U.K. subsidiary still leases 39,000 square feet under a fifteen-year lease guaranteed by us. We have subleased approximately one-half of this property for the remaining term of the lease.

        In June 1998 we entered into an operating lease agreement for the purpose of financing construction costs for a new, 650,000 square foot distribution facility in Rotterdam, The Netherlands. Under the agreement the lessor leased the land pursuant to a 99-year ground lease and paid for the construction costs, and currently leases the entire facility to us. During 2004 we entered into an amendment to the lease under which the initial lease term was extended for an additional ten years, with one five-year renewal option. The lease provides for substantial residual value guarantees by us and includes a purchase option exercisable by us at the original cost of the property. Reebok's European Headquarters occupies 16,000 square feet that we lease in Bolton, England at Reebok Stadium, the home of the Bolton Wanderers Football Club. We also lease our European shared services center in Rotterdam, which occupies 20,500 square feet.

        We own and lease other warehouses, offices, showrooms and retail and other facilities in the United States and in various foreign countries to meet our space requirements. We believe that these arrangements are satisfactory to meet our needs. The square footages listed for the properties above are approximate.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

        No matter was submitted to a vote of our security holders during the fourth quarter of 2004, through the solicitation of proxies or otherwise.

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        The Company's common stock is listed on the New York Stock Exchange and is traded under the symbol RBK. As of February 22, 2005, there were 6,326 record holders of the Company's common stock. The following table sets forth the quarterly high and low sales prices during 2004 and 2003:

	2004		2003
Quarter
	High	Low	High	Low
First	$41.54	$37.23	$33.55	$28.52
Second	42.95	33.54	35.20	29.50
Third	36.75	31.25	36.25	31.50
Fourth	44.37	34.84	40.70	33.25

        On February 14, 2005, the Company declared a cash dividend in the amount of $0.15 per share, which is payable to all shareholders of record as of March 4, 2005. The dividend will be paid on March 18, 2005.

        On each of March 19, 2004 and September 3, 2004, the Company paid a semi-annual cash dividend in the amount of $0.15 to all shareholders of record as of March 5, 2004 and August 19, 2004, respectively.

        On September 3, 2003, the Company paid a cash dividend in the amount of $0.15 per share to all shareholders of record as of August 19, 2003.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs
October 1, 2004—October 31, 2004	130,000	$36.11	130,000	$68,749,961
November 1, 2004—November 30, 2004				68,749,961
December 1, 2004—December 31, 2004	31,700	$38.88	31,700	67,517,465

Total for Quarter Ended December 31, 2004	161,700	$36.65	161,700	$67,517,465

        In February 2004 the Company's Board of Directors approved the continuation of the Company's share repurchase program and authorized the repurchase of an additional $111.0 million of the Company's common stock in the open market or privately negotiated transactions. This brought the total authorized repurchases remaining under this program, as of the date of the Board's approval, to approximately $150.0 million.

        During 2004, the Company acquired 2,410,000 shares of its common stock for $83.3 million. The acquisition of the shares was in accordance with the Company's previously announced stock repurchase plan. As of December 31, 2004, the Company had approximately $67.5 million available for future repurchases of its common stock under these Board authorized programs.

Item 6.  Selected Financial Data.

        The following selected financial data is qualified by reference to, and should be read in conjunction with, the financial statements, including the notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report.

Year ended December 31,	2004	2003	2002	2001	2000
	Amounts in thousands, except per share data
Net sales	$3,785,284	$3,485,316	$3,127,872	$2,992,878	$2,865,240
Income before income taxes, minority interest and cumulative effect of change in accounting principle	265,796	234,152	195,387	155,806	135,805
Net income before cumulative effect of change in accounting principle	192,425	157,254	131,528	102,726	80,878
Cumulative effect of change in accounting principle			(5,070)

Net income	192,425	157,254	126,458	102,726	80,878

Special charges (credits) (net of taxes)			(281)	(367)	2,101
Cash dividends per common share	$.30	$.15

Year ended December 31,	2004	2003	2002	2001	2000
	Amounts in thousands, except per share data
Basic earnings per share:
Before cumulative effect of change in
accounting principle	$3.26	$2.65	$2.21	$1.75	$1.42
Cumulative effect of change in accounting principle			(.09)

Basic earnings per share	$3.26	$2.65	$2.12	$1.75	$1.42

Diluted earnings per share:
Before cumulative effect of change in accounting principle	$3.05	$2.43	$2.04	$1.66	$1.40
Cumulative effect of change in accounting principle			(.07)

Diluted earnings per share	$3.05	$2.43	$1.97	$1.66	$1.40

December 31,	2004	2003	2002	2001	2000
	Amounts in thousands, except per share data
Working capital	$1,051,199	$1,160,862	$1,033,647	$845,289	$737,066
Total assets	2,440,628	1,989,742	1,860,772	1,543,173	1,463,046
Long-term debt, inclusive of current portion	460,753	353,388	353,454	351,307	358,828
Stockholders' equity	1,219,956	1,033,710	884,570	719,938	607,863

        Financial data for 2004 includes a $12.0 million (or $.18 per share) one-time income tax benefit as a result of the recently enacted legislation regarding foreign earnings repatriation and foreign tax credit carry forwards (including the Company's re-evaluation of its position with respect to deferred income taxes provided on unremitted foreign earnings) and due to the favorable resolution of certain outstanding tax matters. 2004 also includes a one-time after-tax charge of $7.0 million resulting from the early redemption of the Company's $250 million debentures in the second quarter of 2004.

        Financial data for 2002 includes a net special charge credit of ($407) ($281 after-tax). Included in this amount was a special charge of $6,732 related to the effective termination of a marketing contract, which amount represented the difference between the Company's previous estimate and the total remaining contractual obligation of $9,000. During 2002 the Company also revised certain prior estimates primarily related to the finalization of certain legal matters and asset dispositions that the Company concluded were no longer necessary. These changes in estimates amounted to a credit of $7,139. This credit represents a change in estimates related to a previously announced exit plan and is reflected on the special charge line on the income statement.

        Financial data for 2001 includes a net special charge credit of ($532) ($367 after-tax). Included in this amount was a special charge of $6,652 for the integration and consolidation of the Company's Rockport and Ralph Lauren Footwear brands into its shared service operation. During 2001 the Company also changed certain previously recorded estimates in the amount of $7,184 based on actual amounts received or paid by the Company. The change in estimates relates primarily to certain provisions that had been made with respect to the pending sale of the Company's subsidiary in South Africa. The subsidiary was sold in 2001.

        In 2000 the Company did not record any special charges, but did increase certain previously recorded estimates by $2,101 after-taxes, or $0.04 per diluted share, based on actual amounts paid by the Company. The change in estimates related primarily to certain provisions that had been made for restructuring activities in the Company's global operations. Financial data for 2000 includes this change in estimates, which was recorded in special charges.

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

CRITICAL ACCOUNTING POLICIES     —    The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis the Company evaluates its estimates, including those related to sales returns and allowances, the realizability of outstanding accounts receivable, the carrying value of inventories, hedging policies, endorsement contracts and the provision for income taxes. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. However, results may differ from these estimates under different assumptions or conditions. The Company is not aware of any trends, demands, commitments, events or uncertainties that are reasonably likely to occur that would materially affect the methodology, the assumptions described or accounting estimates used. There have been no material changes made to the accounting estimates in the past three years. In the past, actual results have not been materially different from the Company's estimates. Management has discussed the development and selection of its accounting estimates, and the Management's Discussion and Analysis disclosure regarding these estimates, with its audit committee.

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

Accounts Receivable

        The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company estimates potential losses based on the Company's historical rate of credit losses, its knowledge of the financial condition of certain customers and an assessment of the overall conditions at retail. If the financial condition of the Company's customers was to change, adjustments may be required to these estimates. If the Company determined that increases or decreases to the allowance for doubtful accounts was appropriate, the Company would record an adjustment to increase or reduce selling, general and administrative expense and net income in the period in which the Company made such a determination. Historically, losses have been within the Company's expectations. Furthermore, the Company provides for estimated losses resulting from differences between the gross carrying value of its receivables and the amounts that customers estimate are owed to the Company. The settlement or resolution of these differences could result in future changes to these estimates.

Inventory Valuation

        The Company values its inventory at the lower of cost (first-in, first-out method) or market. Market value is estimated based upon assumptions made about future demand and retail market conditions. If the Company determines that the estimated market value of its inventory is less than the carrying value of such inventory, the Company provides a reserve for such difference as a charge to cost of sales. If actual market conditions are more or less favorable than those projected by the Company, further adjustments may be required that could increase or decrease the Company's cost of sales and net income in the period in which they were recorded.

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

Endorsement Contracts

        In general, endorsement payments are expensed on a straight-line basis over the term of the contract. However, certain contract elements may be accounted for differently based upon the facts and circumstances of each individual contract. Certain contracts provide for contingent payments for meeting specific performance achievements. The Company records these contingent payments in selling, general and administrative expenses when the specific performance achievement has been met.

        Some of the contracts provide for payments based upon endorsers maintaining a level of performance in their sport over an extended period of time (e.g., maintaining a top ranking in a sport for a year). These amounts are reported in selling, general and administrative expenses when the Company determines that it is probable that the specified level of performance will be maintained throughout the period. In these instances, to the extent that actual payments to the endorser differ from the Company's estimate due to changes in the endorser's athletic performance, increased or decreased selling, general and administrative expenses may be reported in a future period.

        Some of the contracts provide for royalty payments to endorsers based upon a predetermined percentage of sales of particular products. The Company expenses a portion of these payments in cost of sales and a portion in selling, general and administrative expenses as the related sales are made. In certain contracts, the Company offers minimum guaranteed royalty payments. For contractual obligations for which the Company estimates that it will not meet the minimum guaranteed amount of royalty fees through sales of product, the Company records the fees on a straight line basis over the guarantee period.

Income Taxes

        The carrying value of the Company's net deferred tax assets assumes that the Company will be able to generate sufficient future taxable income in certain tax jurisdictions to realize the value of these assets. If the Company is unable to generate sufficient future taxable income in these jurisdictions, an adjustment may be required to the net carrying value of the deferred tax assets resulting in additional income tax expense in the Company's consolidated statement of income thereby reducing net income. Management evaluates the realizability of the deferred tax assets and assesses the need for any valuation adjustment quarterly.

RECENTLY ISSUED ACCOUNTING STANDARDS     —    The Company has described the impact anticipated from the adoption of certain new accounting pronouncements effective in 2004 in Note 1 to the consolidated financial statements.

NON-GAAP MEASURES     —    The Company provides certain constant dollar comparisons, which eliminate the effect of foreign currency fluctuations on such comparisons, in this Annual Report on Form 10-K. Constant dollars are calculated by translating the prior period financial information at the current period foreign exchange rates, thereby eliminating the effect of foreign currency fluctuations. Because of the significance of the Company's international operations and because of the significant fluctuation that has occurred in foreign currency values as compared to the U.S. Dollar, the Company believes that disclosing constant dollar comparisons in certain instances assists in the readers' understanding of the Company's consolidated financial statements. However, such comparisons may not reflect future changes in currency.

        In this Annual Report on Form 10-K the Company provides certain net sales and balance sheet comparisons that exclude the results of The Hockey Company, since the Company acquired The Hockey Company effective June 30, 2004. The Hockey Company's results are included in the Reebok Brand results from the acquisition date. The Company believes that disclosing comparisons excluding the results of The Hockey Company in certain instances assists in the readers' understanding of the Company's consolidated financial statements.

OPERATING RESULTS 2004     —    Net sales for the year ended December 31, 2004 were $3.785 billion, an increase of $300.0 million, or 8.6%, from the year ended December 31, 2003 sales of $3.485 billion. On a constant dollar basis, which eliminates the effect of foreign currency exchange fluctuations, net sales for 2004 increased $182.5 million or 5.1%. Worldwide sales of the Reebok Brand were $3.198 billion in 2004, an increase of $281.4 million, or 9.6%, from 2003 sales of $2.916 billion. On a constant dollar basis, worldwide sales of the Reebok Brand increased $174.5 million or 5.8%.

        The following table provides a reconciliation of net sales for the years ended December 31, 2004 and 2003, excluding the sales of The Hockey Company:

	2004			2003
Net Sales	As Reported	The Hockey Company	Without The Hockey Company	As Reported
Reebok Brand:
U.S. Footwear	$1,087.3	$12.0	$1,075.3	$1,036.3
U.S. Apparel	563.5	22.4	541.1	561.2
International	1,547.1	111.6	1,435.5	1,319.0

Total Reebok Brand	$3,197.9	$146.0	$3,051.9	$2,916.5

Total Company	$3,785.3	$146.0	$3,639.3	$3,485.3

        U.S. footwear sales of the Reebok Brand were $1.087 billion in 2004, a 4.9% increase from 2003 sales of $1.036 billion. The Hockey Company's sales represented $12.0 million, or approximately 23.5%, of the sales increase. During 2004, the Company's full-price, fill-in business for U.S. footwear increased and returns declined as a percentage of sales when compared to 2003. However, U.S. footwear net sales were adversely impacted by the bankruptcy filing of one of the Company's major customers, Footstar, which filed under Chapter 11 on March 2, 2004. Sales to Footstar locations in 2004, including those which were acquired by Footlocker, Inc., decreased approximated $21.0 million as compared to 2003.

        During 2004, the Company continued to invest in its three product and marketing platforms: "Performance," "Rbk" and "Classic." Strengthening the Reebok Brand's performance positioning was one of the Company's key strategic objectives in 2004. The Company believes that the success of its Premier running collection in running specialty shops has been a key component in improving its performance business in the U.S. The Company also believes that it is beginning to experience the benefit of leveraging the authenticity of Premier running products into other running product offerings to reach multiple channels of distribution and a broader consumer base with a greater range of price points. As a result of an improving retailer and consumer response to its running lines, sales of running footwear products in the U.S. increased by 67.5% in 2004 as compared to 2003.

        The Company continues to have success in connecting the Reebok Brand with youth around the world through its Rbk product marketing platform. The Company believes that Rbk has been well received as a fresher, newer look for the entire Reebok Brand and the Company plans to leverage the success of Rbk across multiple product lines for both men and women. Although sales of Rbk footwear products decreased approximately 20% in the U.S. during 2004 as compared to 2003, this was primarily the result of a decline in sales of the Company's Rbk basketball products due to lower sales of the Company's Iverson on the court and lifestyle products and the Company's Above the Rim (ATR) basketball collection. For much of the 2003-04 basketball season Iverson was injured and the Company believes that this impacted the sale of its Iverson products. The decline in sales of Rbk basketball products was partially offset by an increase in sales of the Company's music product lines. During 2004 the Company expanded the reach of its music partnerships into multiple product categories and as a result, sales of Rbk footwear products in the U.S. endorsed by music icons 50 Cent and Jay-Z more than doubled from 2003.

        The Company's third product marketing platform, Reebok Classic, continues to target the various lifestyles of consumers with several distinct product collections. The Company believes that its strategy to evolve the mix of classic product into new collections that are more contemporary and appeal to a younger consumer is working. During 2004, U.S. sales of the Company's Classic footwear increased by approximately 18.4% as compared to the same period in 2003.    Also in 2004 U.S. sales of kids footwear increased 18.5% as compared to 2003. The increase is due to an improved product assortment that uses key styles from the Company's footwear product lines as well as kids specific products.

        U.S. apparel sales of the Reebok Brand increased by 0.4% to $563.5 million in 2004 from $561.2 million in 2003. Excluding the sales of The Hockey Company in 2004, sales of U.S. apparel decreased by 3.6%. All of the decline is attributable to the Company's branded apparel business. The sales decline in U.S. branded apparel was the result of lower off-price and closeout sales. For 2004, the Company focused its efforts for U.S. branded apparel on the quality rather than the quantity of this business, both in terms of product line and in terms of the channels in which the products are sold. The Company believes that the U.S. branded apparel business is a significant long-term growth opportunity. Sales of the Company's sports licensed apparel business, which is a key component of its performance platform, increased as compared to 2003. During 2004, sales of both NFL and NBA branded products increased when compared to the prior year. Fan based licensed apparel experienced double digit sales growth for 2004 in sporting goods, team shops, specialty licensed shops and better and moderate department stores. While sales of licensed apparel products to athletic specialty retailers did decline for the year as the business moved to a more fan-based model.

        International sales of the Reebok Brand (including footwear and apparel) were $1.547 billion in 2004, an increase of 17.3% from sales of $1.319 billion in 2003. The Hockey Company's sales represented $111.6 million, or approximately 48.9%, of the sales increase. International footwear sales increased 17.5% and international apparel sales increased by 17.0%. Changes in foreign currency have favorably impacted these comparisons. On a constant dollar basis, international sales of the Reebok Brand increased $121.2 million, or 8.5%, international footwear sales increased by approximately 9.5% and international apparel sales increased by approximately 7.4%. In constant dollars, sales increased in many European countries including Austria, Germany, Holland, Poland, Russia and Switzerland whereas sales declined in the U.K., France, Spain and Italy. The Company's Asia Pacific region performed well during 2004 with double digit sales increases in Japan and India. For the year, in constant dollars, international sales increased in the training, soccer, running, walking and kids footwear categories, but decreased in the Classics category.

        Rockport's sales for 2004 were $377.6 million, an increase of 1.5% from sales of $372.0 million in 2003. Domestic sales for the Rockport Brand decreased 4.4%, whereas international sales increased 12.7% as compared to 2003. Currency has favorably impacted these comparisons. On a constant dollar basis, international sales of the Rockport Brand increased 4.6%. International revenues accounted for approximately 38.2% of Rockport's sales in 2004, as compared to 34.4% in 2003.

        Sales of the Company's other brands, Ralph Lauren Footwear and The Greg Norman Collection, were $209.8 million in 2004, an increase of 6.6% from sales of $196.8 million in 2003.

        The Company's overall gross margin was 39.6% of sales for 2004, which is an increase of 120 basis points when compared with the Company's gross margin of 38.4% for 2003. Approximately one-third of the margin improvement was generated in the U.S. with the balance of the improvement from the Company's international business. Primarily all of the international margin improvement resulted from the strengthening of exchange rates in many of the Company's international markets.

        Selling, general and administrative expenses for 2004 were $1.204 billion, or 31.8% of sales, an increase of $117.8 million when compared to $1.086 billion, or 31.2% of sales, for 2003. These comparisons were impacted by the inclusion of The Hockey Company and by fluctuations in foreign currency. The inclusion of The Hockey Company in 2004 resulted in approximately 31% of the increase and currency fluctuations resulted in approximately 28% of the increase. During 2004, advertising and marketing expenses increased approximately 11% as the Company continues to invest in brand building initiatives that it believes are important to the long-term success of its brands. The Company also continues to invest in infrastructure improvements to its supply chain and its information systems.

        Net interest expense was $13.4 million for the year ended December 31, 2004, a decrease of $4.0 million as compared to 2003. Interest expense increased $0.5 million and interest income increased $4.5 million. The increase in interest income resulted from interest earned on the favorable settlement of some outstanding income tax matters and interest earned due to higher cash balances and to higher interest rates.

        On May 17, 2004, the Company redeemed the $250.0 million outstanding principal amount of its 4.25% convertible debentures due 2021. The redemption price included a call premium of $5.3 million. The call premium and the writeoff of the remaining unamortized original debt issuance costs of $4.9 million resulted in a loss due to the early extinguishment of debt of $10.2 million.

        For the year ended December 31, 2004, other expenses, net, was $4.9 million compared to $0.8 million in 2003. Included in other expenses, net, are certain currency losses, the amortization of finite-lived intangibles and other non-operating expenses. The increase in other expenses, net, in 2004 was primarily due to an increase in foreign exchange losses of $2.6 million as compared to 2003 and the write-off of certain unamortized costs related to the termination of the Company's securitization program in Italy of $2.4 million. These increases were partially offset by a decrease in the amortization of the Company's intangible assets of $1.3 million (See Note 4 to the consolidated financial statements).

        Details of the special charge activity during 2004 are as follows (dollars in thousands):

	Total	Employee Severance and Other	Marketing Contracts
Balance, December 31, 2003	$11,053	$3,653	$7,400
2004 Utilization	(3,989)	(2,389)	(1,600)

Balance, December 31, 2004	$7,064	$1,264	$5,800

        The Company's effective income tax rate was 25.8% for 2004 as compared to 30.8% for 2003 as more fully described in Note 12 to the consolidated financial statements. The effective income tax rate for 2004 reflects a one-time net tax benefit of $12.0 million, recognized in the fourth quarter, as a result of recently enacted legislation regarding foreign earnings repatriation and foreign tax credit carryforwards, partially offset by the recognition of a deferred tax liability as a result of the Company's evaluation of its unremitted foreign earnings position as of December 31, 2004. Excluding the effect of this $12.0 million one-time benefit, the effective tax rate for 2004 approximated 30.3%. During 2005 the tax rate could, and is expected to, fluctuate on a quarterly basis depending on the jurisdiction in which profits are considered to be earned, changes in estimates of credits and deductions, the resolution of issues arising from tax audits with various taxing authorities and the ability to realize deferred tax assets.

        At December 31, 2004, the Company had recorded net deferred tax assets of $156.4 million, of which $55.8 million, after reduction by the associated valuation allowance, is attributable to the expected utilization of tax loss and tax credit carryforwards. The remainder, $100.6 million, is attributable to the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Although realization is not assured, management believes it is more likely than not that the net deferred tax assets will be realized. The estimate of future taxable income relates to operations of the Company which have, in the past, generated a level of taxable income in excess of amounts of future taxable income necessary to realize the deferred tax assets. In addition, the Company has tax planning strategies that can utilize a portion of the tax loss and tax credit carryforwards and thereby reduce the likelihood that they will expire unused. However, if the Company's estimates of future taxable income are not realized, the net carrying value of the deferred tax assets could be further reduced, thereby impacting future net income.

OPERATING RESULTS 2003     —    Net sales for the year ended December 31, 2003 were $3.485 billion, an increase of $357.4 million, or 11.4%, from the year ended December 31, 2002 sales of $3.128 billion. On a constant dollar basis, which eliminates the effect of foreign currency exchange fluctuations, net sales for 2003 increased $217.7 million or 6.7%. Worldwide sales of the Reebok Brand were $2.937 billion in 2003, an increase of $345.0 million, or 13.3%, from 2002 sales of $2.592 billion. On a constant dollar basis, worldwide sales of the Reebok Brand increased $215.0 million or 7.9%.

        U.S. footwear sales of the Reebok Brand were $1.036 billion in 2003, an 11.2% increase from 2002 sales of $931.7 million. 2003 sales of U.S. footwear to athletic specialty, sporting goods and better department store retailers increased by 33% as compared to 2002. During 2003 approximately 60% of the Company's U.S. footwear sales were through these channels of distribution, as compared to 51% during 2002. Sales of Rbk footwear products in the U.S., supported by the Company's integrated advertising and marketing campaign, increased by 48% as compared to 2002. In 2003, Rbk comprised approximately 15% of all Reebok Brand U.S. footwear sales. Sales of performance footwear products increased 13.9% for the year, led by a 13.2% increase in the running category. During 2003 the Company introduced a new collection of "Premier Series" performance running footwear. The initial introduction of Premier Series running products helped to position the Company, once again, in key specialty running retailers. Also during 2003, sales of the Company's Classic footwear products in the U.S. increased by 34.8%. Partially offsetting these increases was a decrease in sales of walking products of approximately 38.5%.

        U.S. apparel sales of the Reebok Brand increased by 21.7% to $561.2 million in 2003 from $461.2 million in 2002. The sales increase came from an increase in sports licensed apparel sold under the Company's licensing agreements with the NFL and NBA that more than offset the decline the Company experienced in the sales of its U.S. branded apparel products. As a result of the poor operating results of the Company's non-licensed U.S. branded apparel product line during 2003, the Company made changes in the infrastructure and operation of this product line. Certain operating processes impacting the business, such as product sourcing and logistics, were merged into the Company's shared service centers to gain efficiencies and leverage expertise that exists there.

        International sales of the Reebok Brand (including footwear and apparel) were $1.339 billion in 2003, an increase of $140.3 million, or 11.7%, from sales of $1.199 billion in 2002. International footwear sales increased 8.8% and international apparel sales increased by 15.1%. Changes in foreign currency exchange rates favorably impacted these comparisons. On a constant dollar basis, international sales of the Reebok Brand increased $10.4 million, or 0.8%, international footwear sales decreased approximately 1.3% whereas international apparel sales increased by approximately 3.2%. During 2003 European sales increased 13.2%. All of the increase was due to currency gains as compared with the prior year. In local currency, sales increased in many European countries including France, Spain, Belgium, Poland and the U.K. During 2003 sales declined in Italy in local currency partially due to the fact that a major Italian retailer went bankrupt during the year and the Company was unable to replace that business with other Italian retailers. For the year, international sales increased in the running, basketball and soccer categories, resulting in an 18.1% increase in the Performance product line. In constant dollars this increase was 9.1%.

        Rockport's sales for 2003 were $361.0 million, a decrease of 6.4% from sales of $385.6 million in 2002. Domestic sales for the Rockport brand decreased 9.7%, whereas international sales increased 1.4% as compared to 2002. Currency favorably impacted these comparisons. On a constant dollar basis, international sales of the Rockport brand decreased 6.5%. International revenues accounted for approximately 32% of Rockport's sales in 2003 as compared to 30% in 2002. Rockport's domestic revenue decline was partially attributable to the difficult retail conditions that exist in two of

Rockport's primary channels of distribution, which are independent shoe stores and better department stores.

        Sales of the Company's other brands, Ralph Lauren Footwear and The Greg Norman Collection, were $187.8 million in 2003, an increase of 24.6% from sales of $150.7 million in 2002.

        The Company's overall gross margin was 38.4% of sales for 2003 as compared to 38.3% for 2002, an improvement of 10 basis points. However, during 2002 the Company's gross margins benefitted from the positive settlement of certain outstanding international customs related matters from prior years, which accounted for 23 basis points of the reported margin. During 2003 the strengthening of the Euro and British Pound had a favorable impact on the Company's margins. International margins increased 197 basis points, which had the effect of improving the Company's overall margins by 75 basis points in 2003 as compared to 2002. Partially offsetting the improved international gross margins was a decline in the margins of Reebok's U.S. apparel business. Due to the unfavorable retail conditions in the U.S. for basic branded apparel, the Company decided to actively close out product in order to reduce inventory risk. This negatively impacted the Company's gross margin. The decline in U.S. branded apparel margins had the effect of reducing overall reported margins of the Company by 43 basis points during 2003.

        Selling, general and administrative expenses for 2003 were $1,085.8 million, or 31.2% of sales, an increase of $103.6 million when compared to $982.2 million, or 31.4% of sales, for 2002. During the year, the Company supported each of its product lines, Rbk, Classic and Performance, with its own advertising campaigns. The "Sounds and Rhythm of Sport" campaign integrates sports and music and connects young consumers with Rbk. In 2003 the Company introduced TV advertising to support its Classic products at retail. Also during 2003, the Company began to market its Performance products utilizing many of its world class athletes in its "Wear the Vector. Outperform" advertising campaign. The Company's global advertising expenditures for the Reebok Brand increased by 13.4% for 2003.

        Net interest expense was $17.4 million for 2003, an increase of $2.9 million as compared to 2002. Interest expense increased $1.7 million and interest income decreased $1.2 million. The increase in interest expense resulted from the inclusion in 2003 of fees that the Company paid on its credit facility. The decrease in interest income resulted from lower interest income earned on cash and cash equivalents due to lower yields on invested cash.

        For 2003, other expenses, net, was $0.8 million compared to $5.9 million in 2002. Included in other expenses, net, are the amortization of finite-lived intangibles, certain currency losses and other non-operating expenses. The decrease in other expenses, net, was primarily due to the fluctuation in joint venture income. In 2002 the Company incurred certain joint venture losses of $5.6 million, whereas in 2003 there was no such loss.

        Details of the special charge activity during 2003 are as follows (dollars in thousands):

	Total	Employee Severance and Other	Marketing Contracts
Balance, December 31, 2002	$12,863	$3,863	$9,000
2003 Utilization	(1,810)	(210)	(1,600)

Balance, December 31, 2003	$11,053	$3,653	$7,400

        The effective income tax rate was 30.8% for 2003 as compared to 31.0% for 2002.

        At December 31, 2003, the Company had recorded net deferred tax assets of $122.5 million, of which $40.6 million, after reduction by the associated valuation allowance, was attributable to the expected utilization of tax loss and tax credit carryforwards. The remainder, $81.9 million, was attributable to the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

REEBOK BRAND BACKLOG OF OPEN ORDERS     —    Worldwide backlog of open customer orders (including The Hockey Company's open orders) scheduled for delivery during the period January 1, 2005 through June 30, 2005 for the Reebok Brand increased 2.2% as compared to the same period last year. Backlog in constant dollars is calculated by translating the 2005 backlog at the 2004 foreign exchange rates, thereby eliminating the effect of currency fluctuations on the comparisons.

        Comparisons regarding orders scheduled for delivery for the period January 1, 2005 through June 30, 2005 for the Reebok Brand are as follows:

	Percentage Change 2005/2004
	Reported Dollars		Constant Dollars
USA:
Footwear	+	4.6%	+	4.6%
Apparel	+	7.6%	+	7.6%
Total Domestic	+	5.1%	+	5.1%
International:
Footwear	+	9.5%	+	1.2%
Apparel		-13.0%		-19.6%
Total International		- 1.4%		- 8.9%
Total Reebok Brand:
Footwear	+	6.2%	+	3.4%
Apparel		- 6.5%		-11.5%
Total Reebok Brand	+	2.2%		- 1.4%

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

LIQUIDITY AND SOURCES OF CAPITAL     —    Working capital was $1.051 billion at December 31, 2004 compared to $1.161 billion at December 31, 2003. The current ratio, a comparison of current assets to current liabilities, at December 31, 2004 was 2.3 to 1 compared to 3.1 to 1 at December 31, 2003. The decrease is primarily due to the purchase of The Hockey Company for $197.7 million in cash (net of cash received) and to the increase in the current portion of long term debt of $100.0 million as a result of the Company's 6.75% debentures becoming payable during 2005. On December 28, 2004 the Company sold $30.0 million of accounts receivable in a single step securitization (the "Securitization"). The Securitization, as well as a $50.0 million borrowing under the Company's revolving credit facility, was done to satisfy certain domestic working capital needs while the Company finalized its plans to repatriate unremitted foreign earnings under the American Jobs Protection Act.

        Inventory at December 31, 2004 increased by $105.7 million, or 30.0%, from December 31, 2003. Accounts receivable at December 31, 2004 increased by $128.3 million or 24.1%. The increases in inventory and accounts receivable are primarily related to the Company's acquisition of The Hockey Company and to the effects of currency. Excluding the impact of The Hockey Company and currency, inventory increased approximately $39.9 million or 11.3%. A portion of the increase in inventory relates to the Company's sports licensed group of products due to the inclusion of new product categories, as well as inventory to support the growth in its fan-based business. During 2004 inventory turns (excluding the effect of the addition of The Hockey Company) improved slightly from 2003 levels. Excluding the impact of The Hockey Company and currency, accounts receivable increased approximately $42.5 million or 8.0%. The increase is in line with the increase in constant dollar net sales.

        The following table sets forth a reconciliation between inventory and accounts receivables as of December 31, 2004 excluding the effect of currency and The Hockey Company:

	December 31,
Inventory
	2004	2003	Increase
Balance as reported	$458.4	$352.7	30.0%
Less:
Effect of currency	10.9
The Hockey Company	54.9

	$392.6	$352.7	11.3%

	December 31,
Accounts Receivable
	2004	2003	Increase
Balance as reported	$660.6	$532.3	24.1%
Less:
Effect of currency	20.5
The Hockey Company	65.3

	$574.8	$532.3	8.0%

        Cash provided by operations during 2004 was $175.7 million as compared to $135.4 million during 2003. Capital expenditures for the year ended December 31, 2004 were $55.5 million as compared to $44.5 million during 2003. During 2004 the Company's capital expenditures were lower than its planned expenditures of $80.0 million because the Company deferred some of its planned capital spending until 2005. During 2005 capital expenditures are expected to be approximately $85.0 million including the rollover from 2004. The planned 2005 capital expenditures relate to planned improvements to the Company's information systems, supply chain improvements and facilities upgrades including the Company's retail stores. The Company is not planning any major additions to its retail outlet store network in the U.S., but is planning various capital improvements to its existing stores. Internationally the Company plans to increase its retail outlet store network by approximately seven stores.

        The Company believes that cash generated from operations, together with the Company's existing credit lines and other financial resources, will adequately finance the Company's planned 2005 cash requirements. However, the Company's actual experience may differ from the expectations set forth in the preceding sentence. Factors that might lead to such a difference include, but are not limited to, the matters discussed in this Annual Report on Form 10-K under the heading "ISSUES AND UNCERTAINTIES," as well as future events that might have the effect of reducing the Company's available cash balances (such as unexpected operating losses or increased capital or other expenditures, as well as increases in the Company's inventory or accounts receivable), or future events that might reduce or eliminate the availability of external financial resources.

        In February 2004, the Company's Board of Directors approved the continuation of the Company's share repurchase program and authorized the repurchase of an additional $111.0 million of the Company's common stock in the open market or privately negotiated transactions. This brought the total authorized repurchases remaining under this program, as of the date of the Board's approval, to approximately $150.0 million. During the year ended December 31, 2004, the Company acquired 2,410,000 shares of its common stock for $83.3 million.

        Also, in February 2004 the Company's Board of Directors declared a semi-annual cash dividend in the amount of $0.15 per share, or $9.0 million, which was paid on March 19, 2004 to shareholders of record as of March 4, 2004. In July 2004 the Company's Board of Directors declared a semi-annual cash dividend in the amount of $0.15 per share, or $8.8 million, which was paid on September 3, 2004 to shareholders of record as of August 19, 2004.

        On February 14, 2005, the Company declared a cash dividend in the amount of $0.15 per share which is payable to all shareholders of record as of March 5, 2005. The dividend will be paid on March 18, 2005.

OFF BALANCE SHEET ARRANGEMENTS     —    The Company occupies its Canton, Massachusetts headquarters under an operating lease entered into in 1998. During 2004, the Company finalized an amendment to the lease under which the initial term was extended for an additional five years, with two five-year renewal options. Under the amendment to the lease, the Company has also leased from the lessor a property adjacent to the Company's headquarters, the acquisition of which by the lessor was financed by the lease. The Company also occupies its European distribution facility in Rotterdam, The Netherlands, under an operating lease entered into in 1998. During 2004, the Company finalized an amendment to the lease under which the initial term was extended for an additional ten years, with one five-year renewal option. Both the Canton and Rotterdam operating leases provide for substantial residual value guarantees by the Company, and include purchase options exercisable by the Company at the original purchase prices of the respective properties. The maximum amount of the residual value guarantees under these two leases is approximately $172.7 million. As a result of the lease renewals, the Company recorded a long-term asset and an offsetting long-term liability of $1.9 million related to the estimated fair value of the residual value guarantees for these leases. The aggregate amount of the Company's rent payments under the leases during the year ended December 31, 2004 was $12.3 million, which amount was included in the Company's operating expenses. The Company leases both of these facilities from lessors that have been established by prominent financial institutions to facilitate the financing of these properties. The lessors financed the acquisition of these facilities through funding provided by third-party financial institutions. The lessors have no affiliation with the Company or any of its officers, directors or affiliates.

        The Company and certain of its subsidiaries sell trade receivables from time to time to third party financial institutions. The amount sold is not material to the consolidated financial statements. The transfers of the receivables are recorded in accordance with generally accepted accounting principles, and are therefore not reflected in the consolidated balance sheets of the Company.

LONG-TERM COMMITMENTS     —    Details of the Company's contractual obligations for long-term debt, leases and endorsement contracts are as follows (in millions) (see Notes 6 and 7 to the consolidated financial statements):

	Payments Due by Period
	Total	2005	2006	2007	2008	2009+
Long-term debt	$460.8	$100.6	$.2	$.2	$.2	$359.6
Endorsement and sponsorship contracts and minimum royalties	489.6	115.2	85.2	78.0	71.2	140.0
Purchase commitments	378.2	378.2
Operating leases	240.0	66.8	50.2	43.7	33.9	45.4

Total	$1,568.6	$660.8	$135.6	$121.9	$105.3	$545.0

        Endorsement and sponsorship contracts and minimum royalties represent approximate amounts of base compensation and minimum guaranteed royalties the Company is committed to pay to endorsers and licensors. The Company is obligated to pay certain endorsers and licensors royalties based on a percentage of net sales of licensed products, subject to minimum royalty payments. During 2004 substantially all of the Company's aggregate minimum royalty requirements were earned through the sale of licensed products. Actual payments under some endorsement contracts are likely to vary based upon bonuses paid, or reductions enforced, for specific performance achievements in future periods. The Company is also obligated to furnish certain endorsers with Reebok products for their use. It is not possible to determine on an annual basis what will be spent to furnish such endorsees with products because the contracts do not generally stipulate a specific amount of cash to be spent on such product.

        The Company must commit to production tooling, and in some cases production, in advance of orders because of the relatively long lead times for design and production in the footwear industry. These amounts are included under purchase commitments.

ISSUES AND UNCERTAINTIES     —

The market for athletic footwear and apparel is intensely competitive and if we fail to compete effectively, we could lose our market position.    The athletic footwear and apparel industry is intensely competitive. The principal methods of competition in our industry include product design, product performance, quality, brand image, price, marketing and promotion, customer support and service and our ability to meet delivery commitments to retailers. A major marketing or promotional success or technological innovation by one of our competitors could adversely impact our competitive position. Additionally, in countries where the athletic footwear market is mature, our ability to maintain and increase our market share can principally come at the expense of our competitors, which may be difficult to accomplish. Our results of operations and market position may be adversely impacted by our competitors and the competitive pressures in the athletic footwear and apparel industries.

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

Our report of our backlog of open orders may not be indicative of our level of future sales.    When we report our backlog of open orders for our Reebok Brand, open orders for Rockport, Ralph Lauren Footwear and the Greg Norman Collection are not included. In addition, our backlog position may not be indicative of future sales because a significant portion of our business, including sales by Company-owned retail stores and sales made by independent distributors in many of our markets are not included in the backlog. Also many orders may be cancelled, currency may fluctuate and the ratio of future orders to "at once" shipments may vary from year to year.

Our advertising and marketing expenditures are based on our sales forecasts and our failure to achieve these sales forecasts could adversely affect our profitability.    Our advertising and marketing expenditures are based on sales forecasts. These expenditures are made in advance of actual sales. Because the markets in which we do business are highly competitive and our sales are affected by a variety of factors, including brand awareness, changing consumer preferences and retail market conditions, we may be unable to achieve our sales forecasts. Our failure to achieve our sales forecasts would result in our advertising and marketing expenditures representing a higher percentage of revenues which could adversely affect our profitability.

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

The loss of a significant customer, or a significant reduction in our sales to such a customer, could adversely affect our sales and results of operations.    While no single customer accounted for 10% or more of our overall net sales in 2004, we do have significant customers. The loss of any of these customers, or a significant reduction in our sales to any of such customers, could adversely affect our sales and results of operations. In addition, if any of such customers became insolvent or otherwise failed to pay its debts, it could have an adverse affect on our results of operations.

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

Our business may be adversely affected by a decrease in the popularity of the sports leagues and other brands we license.    Our sports licensing business, in which sports leagues and organizations such as the NFL, NBA, NHL and MLB license us to sell branded footwear, apparel or other products, is an important and growing part of our business. In addition to the ability to sell licensed product, the license agreements often provide us with important branding opportunities for Reebok's other core brands through on-field presence. Similarly, we license the Ralph Lauren and Polo brand names, and the Greg Norman brand name, for use by our Ralph Lauren Footwear and Greg Norman Collection businesses, respectively. The success of our sports licensing business as well as our Ralph Lauren Footwear and Greg Norman Collection businesses depends on many factors, including the popularity and success of the licensing sports league and the licensed brands. We have no assurance that the NFL, NBA, NHL and MLB or any other brand that we license will continue to generate a high level of interest in the products they license us to sell, or that our arrangements with any sports league will continue to enhance the Reebok Brand. Factors such as labor disputes and work stoppages could have an adverse effect on our sports licensing business.

Our revenues and profits may be adversely affected if we are unable to maintain license agreements on terms that are favorable to us, or if any of our license agreements is terminated.    The license agreements under which we design, market and sell licensed products bearing third parties' brands may require us to pay substantial minimum royalty guarantees that in some cases could exceed our actual sales. In addition, the terms of our license agreements vary and under some circumstances such agreements are subject to early termination by the licensing party. In the event that we are not able to maintain license agreements on terms that are favorable to us, or if any of our license agreements is terminated, our revenues and profits may be adversely affected.

We may not successfully integrate the hockey footwear, apparel and equipment business of The Hockey Company with our existing businesses.    During 2004 we acquired The Hockey Company. We can provide no assurance that we will successfully integrate the operations of the acquired company into our operations.

As a result of the current, or any future, labor disruption in the National Hockey League, we may not realize the anticipated value of The Hockey Company's exclusive license arrangements with the NHL.    The collective bargaining agreement between the NHL and the NHL Players' Association (NHLPA) expired on September 15, 2004. As a result of the inability of the NHLPA to agree upon a new collective bargaining agreement, the 2004-05 NHL season has been cancelled. The popularity of the NHL affects the sales of our hockey equipment and hockey-related apparel. Our brands receive significant on-ice exposure as a result of our license agreement with the NHL. As a result of the cancellation of the 2004-05 season, as well as uncertainty about the prospects for a 2005-06 NHL season, the popularity of the NHL could suffer and our brands will not receive any on-ice exposure during NHL games. This, together with the absence of in-stadium sales during a work stoppage, could significantly affect our apparel sales.

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

A strengthening U.S. Dollar reduces our reported results of operations from our international business.    In 2004 we derived approximately 41% of our net sales from sales in foreign currencies. In our consolidated financial statements we translate local currency financial results into U.S. Dollars based on average exchange rates prevailing during a reporting period. During times of a strengthening U.S. Dollar, our reported gross margins for merchandise purchased in U.S. Dollars and sold in other currencies may be negatively impacted.

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

Our financial position, cash flow or results may be adversely affected by the threat of terrorism and related political instability and economic uncertainty.    The threat of potential terrorist attacks on the United States and throughout the world and the attendant political instability has created an atmosphere of economic uncertainty in the United States and in foreign markets. Our results may be impacted by the macroeconomic effects of those events. Also, a disruption in our supply chain as a result of terrorist attacks or the threat thereof may significantly affect our business and its prospects. In addition, such events may also result in heightened domestic security and higher costs for importing and exporting shipments of components and finished goods. Any of these occurrences may have a material adverse effect on our financial position, cash flow or results in any reporting period.

Because we rely on independent manufacturers to produce most of our products, our sales and profitability may be adversely affected if our independent manufacturers fail to meet pricing, product quality and timeliness requirements or if we are unable to obtain some components used in our products from limited supply sources.    We depend upon independent manufacturers to manufacture our products in a timely and cost-efficient manner while maintaining specified quality standards. In 2004 our largest independent manufacturer accounted for approximately 20% of our total footwear production for all of our brands in 2004. We also rely upon the availability of sufficient production capacity at our manufacturers. Additionally, it is essential that our manufacturers deliver our products in a timely manner because our orders are cancelable by customers if agreed-upon delivery windows are not met. A failure by one or more of our manufacturers to meet established criteria for pricing, product quality or timely delivery could adversely impact our sales and profitability. In addition, some of the components used in our products are obtained from only one or two sources. A loss of one of these supply sources could disrupt and delay production and adversely affect our sales and profitability.

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

Our competitive position could be harmed if we are unable to protect our intellectual property rights.    We believe that our trademarks, patents, technologies and designs are of great value. From time to time third parties have challenged, and may in the future try to challenge, our ownership of our intellectual property. In addition, our business is subject to the risk of third parties counterfeiting our products or infringing on our intellectual property rights. We may need to resort to litigation in the future to enforce our intellectual property rights. This litigation could result in substantial costs and diversion of resources. Our failure to protect our intellectual property rights, and in particular the loss of the Reebok, Rockport, Ralph Lauren, Greg Norman, NFL, NBA, NHL or MLB trademark rights, could have an adverse impact on our business and our competitive position.

We may not be able to realize the full value of our deferred tax assets.    We have approximately $156.4 million of net deferred tax assets, of which approximately $55.8 million, after reduction by the associated valuation allowances, is attributable to the expected utilization of tax loss carryforwards and tax credit carryforwards. Our ability to realize the carrying value of these deferred tax assets will depend on several factors including the level of taxable income we generate, the countries in which taxable income is generated, and the effectiveness of our tax planning strategies. If our estimates of future taxable income are not realized in the near-term, the carrying value of the deferred tax assets and our future net income could be reduced.

Our net income may be adversely affected by an increase in our effective tax rate.    We record reserves for estimates of probable settlements of foreign and domestic tax audits. At any point in time, many tax years are subject to audit by various taxing jurisdictions. The results of these audits and negotiations with taxing authorities may affect the ultimate settlement of these issues. Additionally, our effective tax rate in a given financial statement period may be materially impacted by changes in the geographic mix or level of earnings.

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

        The Company has used forward exchange contracts and options as an element of its risk management strategy for several years. The Company's objective in managing the exposure to foreign currency fluctuations is to reduce earnings and cash flow volatility associated with foreign exchange rate changes. The Company enters into forward exchange contracts and options to hedge its exposure for merchandise purchased in U.S. Dollars that will be sold to customers in other currencies. The Company also uses forward exchange contracts to hedge significant assets and liabilities denominated in other currencies. Accordingly, these contracts change in value as foreign exchange rates change to protect the value of these assets, liabilities and merchandise purchases. The gains and losses on these contracts offset changes in the value of the related exposures.

        It is the Company's policy to enter into interest rate and foreign currency transactions only to the extent considered necessary to meet its objectives as stated above. The Company does not enter into interest rate or foreign currency transactions for speculative purposes.

        The Company prepared a sensitivity analysis of its financial instruments to determine the impact of hypothetical changes in interest rates and foreign currency exchange rates on the Company's results of operations, cash flows and the fair value of its financial instruments. The interest rate analysis assumed a 100 basis point adverse change in interest rates of all financial instruments. The foreign currency rate analysis assumed that each foreign currency rate would change by 10% in the same direction relative to the U.S. Dollar on all financial instruments. Based on the results of these analyses of the Company's financial instruments, a 100 basis point adverse change in interest rates from year-end 2004 levels would reduce the fair value of the interest rate swaps by $6.6 million, and a 10% adverse change in foreign currency rates would reduce the fair value of the forward currency exchange contracts and options by $15.6 million.

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

        At December 31, 2004 and 2003, the notional amount of interest rate swap agreements outstanding was $135.0 million. Net losses in other comprehensive income on December 31, 2004 of $6.0 million, subject to subsequent fair market value adjustments of the derivatives, will be reclassified into earnings during the next twelve months when hedged transactions or cash flows materialize. Interest expense in 2004, 2003 and 2002 would not have been materially different if these swap agreements had not been used.

Foreign Exchange Forwards and Options

        As of December 31, 2004, the maximum length of time over which the Company was hedging its exposure to the variability in future cash flows for forecasted transactions, excluding those forecasted transactions related to the payment of variable interest on existing financial instruments, was thirteen months. Net losses in other comprehensive income at December 31, 2004 of $39.7 million, subject to subsequent fair market value adjustments of the derivatives, will be reclassified into earnings during the next twelve months when hedged transactions or cash flows materialize. During the twelve months ended December 31, 2004, realized losses of ($46.6) million from currency rate hedges were recorded in costs of goods sold. Foreign currency gains (losses) realized from settlements of transactions included in other expenses, net, for the years ended December 31, 2004, 2003 and 2002 were approximately ($1.6) million, $1.0 million and $0.7 million, respectively. There was no hedge ineffectiveness in 2004 or 2003.

        At December 31, 2004, the Company had option and forward currency exchange contracts, all having maturities of less than thirteen months, with a notional amount aggregating $902.4 million. The contracts involved eight different foreign currencies, of which the Euro and British Pound currencies represented 59% and 21%, respectively, of the aggregate notional amount. The notional amount of contracts intended to hedge forecasted local currency exposure was $322.3 million.

Item 8.  Financial Statements and Supplementary Data.

Reebok International Ltd.

Consolidated Balance Sheets

	December 31
	2004	2003
	Amounts in thousands, except per share data
Assets
Current assets:
Cash and cash equivalents	$565,233	$693,599
Accounts receivable, net of allowance for doubtful accounts (2004, $81,280; 2003, $70,823)	660,599	532,320
Inventory	458,435	352,692
Deferred income taxes	111,516	100,070
Prepaid expenses and other current assets	61,730	48,169

Total current assets	1,857,513	1,726,850

Property and equipment, net	183,799	149,765
Other non-current assets:
Goodwill, net	124,125	24,690
Intangibles, net of amortization	196,138	42,296
Deferred income taxes	44,892	22,478
Other	34,161	23,663

Total Assets	$2,440,628	$1,989,742

Liabilities and Stockholders' Equity
Current liabilities:
Notes payable to banks	$63,179	$8,055
Current portion of long-term debt	100,627	163
Accounts payable	183,853	155,904
Accrued expenses	386,725	374,849
Income taxes payable	71,930	27,017

Total current liabilities	806,314	565,988

Long-term debt, net of current portion	360,126	353,225
Minority interest	8,514	11,657
Other long-term liabilities	45,718	25,162
Commitments and contingencies
Stockholders' equity:
Common stock, par value $.01; authorized 250,000 shares; issued shares: 101,827 in 2004; 101,081 in 2003	1,018	1,011
Retained earnings	1,985,324	1,796,321
Less shares in treasury at cost: 42,619 in 2004; 41,473 in 2003	(780,510)	(740,189)
Unearned compensation	(5,804)	(1,225)
Accumulated other comprehensive income (expense)	19,928	(22,208)

Total Stockholders' Equity	1,219,956	1,033,710

Total Liabilities and Stockholders' Equity	$2,440,628	$1,989,742

The accompanying notes are an integral part of the consolidated financial statements.

Reebok International Ltd.

Consolidated Statements of Income

	Year ended December 31
	2004	2003	2002
	Amounts in thousands, except per share data
Net sales	$3,785,284	$3,485,316	$3,127,872
Costs and expenses:
Cost of sales	2,287,283	2,147,111	1,930,203
Selling, general and administrative expenses	1,203,654	1,085,841	982,220
Special charges (credits)			(407)
Interest expense	26,073	25,590	23,848
Interest income	(12,661)	(8,183)	(9,319)
Loss on early extinguishment of debt	10,228
Other expenses, net	4,911	805	5,940

	3,519,488	3,251,164	2,932,485

Income before income taxes, minority interest and cumulative effect of change in accounting principle	265,796	234,152	195,387
Income taxes	68,491	72,119	60,570

Income before minority interest and cumulative effect of change in accounting principle	197,305	162,033	134,817
Minority interest	4,880	4,779	3,289

Income before cumulative effect of change in accounting principle	192,425	157,254	131,528
Cumulative effect of change in accounting principle, net of taxes			(5,070)

Net income	$192,425	$157,254	$126,458

Basic earnings per share
Before cumulative effect of change in accounting principle	$3.26	$2.65	$2.21
Cumulative effect of accounting change			(.09)

	$3.26	$2.65	$2.12

Diluted earnings per share
Before cumulative effect of change in accounting principle	$3.05	$2.43	$2.04
Cumulative effect of accounting change			(.07)

	$3.05	$2.43	$1.97

The accompanying notes are an integral part of the consolidated financial statements.

Reebok International Ltd.

Consolidated Statements of Stockholders' Equity

	Issued Shares	Total	Common Stock (Par Value $.01)	Retained Earnings	Treasury Stock	Unearned- Compensation	Accumulated Other Comprehensive Income (Expense)
	Amounts in thousands
Balance, December 31, 2001	98,050	$719,938	$981	$1,453,348	$(660,422)	$(2,736)	$(71,233)

Comprehensive income:
Net income		126,458		126,458
Adjustment for foreign currency translation		37,224					37,224
Adjustment for fair value of derivative instruments		(22,714)					(22,714)

Comprehensive income		140,968
Issuance of shares to certain employees	13	278		278
Surrender of shares from certain employees	(19)	(151)		(151)
Amortization of unearned compensation		1,006				1,006
Shares issued under employee stock purchase plans	124	2,921	1	2,920
Shares issued upon exercise of stock options	1,067	15,590	10	15,580
Income tax reductions relating to exercise of stock options		4,020		4,020

Balance, December 31, 2002	99,235	884,570	992	1,602,453	(660,422)	(1,730)	(56,723)

Comprehensive income:
Net income		157,254		157,254
Adjustment for foreign currency translation		48,994					48,994
Adjustment for fair value of derivative instruments		(14,479)					(14,479)

Comprehensive income		191,769
Issuance of shares to certain employees	13	600	1	1,062		(463)
Amortization of unearned compensation		968				968
Shares issued under employee stock purchase plans	116	3,180	1	3,179
Shares issued upon exercise of stock options	1,717	31,862	17	31,845
Acquisition of treasury shares		(79,767)			(79,767)
Income tax reductions relating to exercise of stock options		9,375		9,375
Dividends		(8,847)		(8,847)

Balance, December 31, 2003	101,081	1,033,710	1,011	1,796,321	(740,189)	(1,225)	(22,208)

Comprehensive income:
Net income		192,425		192,425
Adjustment for foreign currency translation		37,691					37,691
Adjustment for fair value of derivative instruments		4,445					4,445

Comprehensive income		234,561
Issuance of shares to certain employees	149	436	1	6,315		(5,880)
Amortization of unearned compensation		1,301				1,301
Shares issued under employee stock purchase plans	110	3,352	1	3,351
Shares issued upon exercise of stock options	1,751	41,080	18	41,062
Acquisition of treasury shares	(1,264)	(83,264)	(13)	(42,930)	(40,321)
Warrants issued		(4,858)		(4,858)
Income tax reductions relating to exercise of stock options		11,477		11,477
Dividends		(17,839)		(17,839)

Balance, December 31, 2004	101,827	$1,219,956	$1,018	$1,985,324	$(780,510)	$(5,804)	$19,928

The accompanying notes are an integral part of the consolidated financial statements.

Reebok International Ltd.

Consolidated Statements of Cash Flows

	Year ended December 31
	2004	2003	2002
	Amounts in thousands
Cash flows from operating activities:
Net income	$192,425	$157,254	$126,458
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,845	35,636	32,033
Minority interest	4,880	4,779	3,289
Deferred income taxes	(41,256)	14,491	681
Loss on early extinguishment of debt	10,228
Special charges (credits)			(407)
Cumulative effect of change in accounting principle			5,070
Changes in operating assets and liabilities exclusive of changes arising from business acquisitions:
Accounts receivable	(31,174)	(85,138)	(24,982)
Inventory	(24,563)	64,983	(18,579)
Prepaid expenses and other	(16,710)	(11,654)	(9,030)
Accounts payable and accrued expenses	(3,821)	(30,299)	100,365
Dividends to minority shareholders	(4,852)	(6,143)	(2,543)
Income taxes payable	51,660	(8,468)	11,740

Total adjustments	(16,763)	(21,813)	97,637

Net cash provided by operating activities:	175,662	135,441	224,095

Cash flows (used for) provided by investing activities:
Payments to acquire property and equipment	(55,459)	(44,475)	(27,608)
Acquisition of The Hockey Company (net of cash received)	(197,721)
Acquisition of minority interest in certain subsidiaries	(2,000)

Net cash used for investing activities	(255,180)	(44,475)	(27,608)

Cash flows (used for) provided by financing activities:
Net proceeds from (repayments of) notes payable to banks	54,176	(11,488)	(994)
Proceeds from issuance of convertible debentures	646,800
Repayments of long-term debt	(697,957)	(490)	(39)
Dividends paid	(17,839)	(8,847)
Proceeds from issuance of common stock to employees	44,432	35,042	18,637
Repurchases of common stock	(83,264)	(79,767)

Net cash provided by (used for)financing activities	(53,652)	(65,550)	17,604

Effect of exchange rate changes on cash	4,804	25,816	14,995

Net (decrease) increase in cash and cash equivalents	(128,366)	51,232	229,086
Cash and cash equivalents at beginning of year	693,599	642,367	413,281

Cash and cash equivalents at end of year	$565,233	$693,599	$642,367

Supplemental disclosures of cash flow information:
Interest paid	$27,918	$25,593	$23,992
Income taxes paid	56,709	62,320	45,781
Fair Value of Assets Acquired	346,444

The accompanying notes are an integral part of the consolidated financial statements.

Reebok International Ltd.
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)

1

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activity

        The Company and its subsidiaries design, market and distribute sports, fitness and casual footwear, apparel, equipment and accessories under various trademarks, including Reebok, CCM, JOFA, KOHO, Rockport and The Greg Norman Collection, and footwear under Ralph Lauren and Polo. The Company's Reebok Brand business includes the Company's sports licensing business and The Hockey Company, including products designed and marketed under the Company's license agreements with the NFL, NBA, NHL and MLB.

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

Shipping and Handling

        Shipping and handling costs are included as a component of selling, general and administrative expenses. Shipping and handling costs approximated $67,254, $54,267 and $47,917, for the years ended December 31, 2004, 2003 and 2002, respectively.

Advertising

        Advertising production costs are generally expensed the first time the advertisement is run. Media (TV and print) placement costs are expensed in the month the advertising appears. Advertising expense (including cooperative advertising) amounted to $137,062, $150,214 and $131,492, for the years ended December 31, 2004, 2003 and 2002, respectively.

        Prepaid advertising costs of approximately $343 and $7,404 were included in prepaid expense as of December 31, 2004 and 2003, respectively.

Research and Development

        Product research, development and evaluation expenses amounted to approximately $54,638, $50,645 and $44,771 for the years ended December 31, 2004, 2003 and 2002, respectively.

Accounting for Stock-Based Compensation

        At December 31, 2004, the Company had stock-based employee compensation plans which are described in Note 9 to the Consolidated Financial Statements. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. The Company's policy is to grant stock options with an exercise price equal to the market value at the date of the grant, and accordingly no compensation expense is recognized. The Company provides pro forma disclosures of the compensation expense determined under the fair value provisions of Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation." The Company expects to adopt FASB Statement No. 123 (revised 2004) "Share-Based Payment" ("SFAS 123R") on July 1, 2005. The standard requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statements of income based on their fair values. See Recently Issued Accounting Standards below.

        For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands, except for earnings per share information):

	2004	2003	2002
Net income before cumulative effect of accounting change	$192,425	$157,254	$131,528
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	9,522	10,414	7,031

Pro forma net income before cumulative effect of accounting change	$182,903	$146,840	$124,497

Basic earnings per share before cumulative effect of accounting change:
As reported	$3.26	$2.65	$2.21
Pro forma	$3.14	$2.53	$2.15
Diluted earnings per share before cumulative effect of accounting change:
As reported	$3.05	$2.43	$2.04
Pro forma	$2.94	$2.32	$1.99

	2004	2003	2002
Net income as reported	$192,425	$157,254	$126,458
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	9,522	10,414	7,031

Pro forma net income	$182,903	$146,840	$119,427

Basic earnings per share:
As reported	$3.26	$2.65	$2.12
Pro forma	$3.14	$2.53	$2.06
Diluted earnings per share:
As reported	$3.05	$2.43	$1.97
Pro forma	$2.94	$2.32	$1.91

        The weighted average fair value of options granted in 2004, 2003 and 2002 is $9.66, $12.45 and $11.30, respectively.

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

	2004	2003	2002
Risk-free interest rates	2.8% to 3.4%	2.0% to 3.0%	1.5% to 2.4%
Dividend yields	0.7% to 0.9%	0.0% to 0.8%	0.0%
Volatility factors of the expected market price of the Company's common stock	0.28 to 0.33	0.45 to 0.52	0.52
Weighted-average expected life of the option	3.5 years	3.5 years	3.5 years

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

Hedging Activity

        The Company recognized all derivatives as either assets or liabilities in the balance sheet and measured such instruments at fair value under the provisions of Statement of Financial Accounting Standards No. 133 ("Statement 133"), "Accounting for Derivative Instruments and Hedging Activities," as amended by Statement of Financial Accounting Standards No. 138 ("Statement 138"). Unrealized gain positions are recorded as other current assets or other non-current assets. Unrealized loss positions are recorded as accrued liabilities or other non-current liabilities, depending on the instrument's maturity date. Derivatives that are not hedges are adjusted to fair value through income. Substantially all of the derivatives entered into by the Company are designated as either cash flow or fair value hedges. The fair value of cash flow hedges is recorded in accumulated other comprehensive income (expense) until the hedged transaction affects earnings. Fair value hedges are recorded in earnings and are offset by the change in fair value of the underlying asset or liability. (See Note 11 to the consolidated financial statements.)

        The Company is exposed to market risk, such as changes in interest rates, currency exchange rates and material pricing. The Company enters into foreign currency forward contracts, option contracts and interest rate swap agreements in order to manage these exposures. All hedges and hedged exposures are formally documented in conjunction with the Company's hedging policy. The Company does not hold or issue derivative financial instruments for trading purposes. All derivatives are linked to specific assets, liabilities, firm commitments or forecasted transactions and are monitored to assess the past and prospective effectiveness. Fluctuations in the value of the hedging instruments are offset by fluctuations in the value of the underlying exposures being hedged. If it is determined that a hedge is not effective, the Company discontinues hedge accounting and takes appropriate action to recognize the amount residing in accumulated other comprehensive income (expense) in current earnings. Should hedge accounting be discontinued and the derivative remains outstanding, the Company will carry the derivative at its fair value on the balance sheet, recognizing future changes in the fair value in current period earnings.

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

        Some of the contracts provide for payments based upon endorsers maintaining a level of performance in their sport over an extended period of time (e.g., maintaining a top ranking in a sport for a year). These amounts are reported in selling, general and administrative expenses when the Company determines that it is probable that the specified level of performance will be maintained throughout the period.

        Some of the contracts provide for royalty payments to endorsers based upon a predetermined percentage of sales of particular products. The Company expenses a portion of these payments in cost of sales and a portion in selling, general and administrative expenses as the related sales are made. For contractual obligations for which the Company estimates that it will not meet the minimum guaranteed amount of royalty fees through sales of product, the Company records the fees on a straight line basis over the guarantee period.

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

Recently Issued Accounting Standards

        On December 16, 2004, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 123 (revised 2004) "Share-Based Payment" ("SFAS 123R"), which is a revision of Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123R supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees", and amends FASB Statement No. 95, "Statement of Cash Flows." Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

        Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition alternatives include retrospective and prospective adoption methods. Under the retrospective method, prior periods may be restated based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either for all periods presented or as of the beginning of the year of adoption.

        The prospective method requires that compensation expense be recognized beginning with the effective date, based on the requirements of SFAS 123R, for all share-based payments granted after the effective date, and based on the requirements of SFAS 123, for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date.

        The provisions of this statement are effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Company expects to adopt the standard on July 1, 2005. The Company is evaluating the requirements of SFAS 123R and has not determined its method of adoption, however, the Company does not believe that SFAS 123R will have a material impact on its financial position or results of operations.

        Effective July 1, 2004, companies incorporated in Massachusetts became subject to the new Massachusetts Business Corporation Act ("Chapter 156D"). Chapter 156D provides that shares reacquired by a Massachusetts corporation constitute authorized but unissued shares, and accordingly eliminates the concept of treasury shares. As a result of this change in the law, the Company has included the repurchase of the Company's common stock since the effective date of Chapter 156D in common stock and retained earnings, as appropriate. The Company includes shares reacquired by the Company prior to the effective date of Chapter 156D as treasury shares on the balance sheet.

Reclassification

        Certain amounts in prior periods have been reclassified to conform to the 2004 presentation. These reclassifications had no impact on previously reported results of operations or shareholders' equity.

SPECIAL CHARGES

        Details of the special charge activity during the three years ended December 31, 2004 are as follows:

Total Charges	Total	Legal Settlement		Employee Severance and Other	Marketing Contracts	Fixed Asset Write-down
Balance, December 31, 2001	$17,494		$5,652	$7,227	$4,548		$67

2002 Charge	6,732				6,732
2002 Change in Estimate	(7,139)		(5,640)	(1,503)			4
2002 Utilization	(4,224)		(12)	(1,861)	(2,280)		(71)

Balance, December 31, 2002	12,863			3,863	9,000
2003 Utilization	(1,810)			(210)	(1,600)

Balance, December 31, 2003	11,053			3,653	7,400
2004 Utilization	(3,989)			(2,389)	(1,600)

Balance, December 31, 2004	$7,064	$		$1,264	$5,800	$

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

        There were no special charges recorded in 2004 or 2003.

        The remaining accrual, which reflects a portion of the total costs to be incurred related to the Company's European reorganization, is comprised primarily of severance, lease termination costs and contractual marketing obligations and will be utilized over the next few years as planned consolidations occur and contractual obligations come due.

        The short-term portion of the accrual, or $2,864, is included in accrued expenses with the balance of $4,200 included in other long-term liabilities.

3

PROPERTY AND EQUIPMENT

        Property and equipment consist of the following:

	December 31
	2004	2003
Land	$12,879	$6,798
Buildings	64,143	53,486
Fixtures, equipment and machinery	344,092	310,635
Leasehold improvements	78,372	65,554

	499,486	436,473
Less accumulated depreciation and amortization	315,687	286,708

	$183,799	$149,765

        Depreciation expense amounted to $36,682, $32,993 and $29,307 for the years ended December 31, 2004, 2003 and 2002, respectively.

GOODWILL AND OTHER INTANGIBLES

        The change in the carrying value of goodwill is as follows:

	December 31
	2004	2003
Beginning balance	$24,690	$23,431
Business acquisitions	98,862
Foreign currency translation	573	1,259

Ending balance	$124,125	$24,690

        Intangibles consist of the following:

	December 31
	2004	2003
Amortizable intangible assets:
Licenses	$8,742	$13,600
Prepaid NHL royalty	32,176
Other	6,892	4,492

	47,810	18,092
Less accumulated amortization	3,934	3,656

	43,876	14,436
Non-amortizable intangible assets:
Company tradenames and trademarks	152,262	27,860

	$196,138	$42,296

        In 2001, the Company and the NFL entered into a ten-year license agreement providing the Company with certain exclusive rights with respect to the design, development, marketing and distribution of NFL footwear, apparel and accessories. At the time of the agreement, the Company granted fully vested, non-forfeitable warrants to the NFL to purchase up to 1.6 million shares of its common stock. The warrants were granted in two tranches of 800,000 each. The fair value of these warrants at the date of issuance is included in the table above under the caption, "Licenses."

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

        The prepaid NHL royalty will be expensed over the term of The Hockey Company's license agreement with the NHL based on the schedule of royalty payments. Under the terms of the license agreement, because the NHL and the NHLPA have not entered into a collective bargaining agreement covering the 2004-2005 NHL season, certain guaranteed minimum payments are reduced and the term of the agreement has been extended for an additional license year.

        Licenses are being amortized over ten years beginning January 1, 2002. Other amortizable assets are being amortized over six to twenty years. Aggregate other intangibles amortization expense was $275, $1,525 and $1,571 in 2004, 2003 and 2002, respectively. Amortization expense is estimated to be $4,543 for the years 2005 through 2009 as the Company begins to amortize the prepaid NHL royalty.

        As a result of completing a goodwill impairment assessment required upon adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Intangible Assets," in June of 2002 the Company recorded an $8,450 charge ($5,070, net of income taxes) for goodwill impairment related to two non-Reebok Brand operating units retroactive to the beginning of fiscal 2002. This charge is presented as a cumulative effect of a change in accounting principle effective as of January 1, 2002.

5

ACCRUED LIABILITIES

        Accrued liabilities include the following:

	2004	2003
Accrued compensation and benefits	$102,867	$92,628
Accrued inventory purchases and royalties	94,632	85,294
Fair value of foreign currency exchange contracts, options and interest rate swaps	47,373	53,284
Accrued advertising and marketing expenses	40,569	26,433
Accrued taxes	16,953	17,663
Special Charges	2,864	5,253
Other	81,467	94,294

	$386,725	$374,849

FINANCING AGREEMENTS

        In 2002 the Company entered into a new Credit Agreement in the amount of $300.0 million, including a letter of credit sub-facility in the amount of $200.0 million. The term of the Credit Agreement is three years with an option to extend for an additional 18 months. The Credit Agreement includes a revolving credit facility, which is available to finance the short-term working capital needs of the Company if required. As part of the Credit Agreement, the Company is required to pay certain commitment fees on the unused portion of the revolving credit facility. The Credit Agreement includes various covenants including the requirement to maintain a minimum interest coverage ratio and debt to adjusted earnings ratio. Under the terms of the agreement there are various options under which interest is calculated. At December 31, 2004, the Company had $50.0 million outstanding under the Credit Agreement, which it used in part for the purchase of The Hockey Company. At December 31, 2003 and 2002, there were no borrowings outstanding under this agreement.

        Two of The Hockey Company's subsidiaries are party to credit agreements with total borrowing capacity of $42.0 million. These credit agreements are collateralized by all accounts receivable, inventories and related assets of the borrowers and certain affiliated companies. These credit agreements contain negative and affirmative covenants including those relating to capital expenditures, minimum interest coverage and fixed charges coverage. At December 31, 2004, there were no borrowings under these credit agreements.

        On April 30, 2004 the Company sold $350.0 million of its 20-year convertible debentures ("Old Securities") in the 144A private placement market. The Old Securities are senior unsecured obligations of the Company and are convertible into the Company's common stock under certain circumstances at a conversion rate of $51.26, subject to certain adjustments. The Old Securities bear regular interest at an annual rate of 2.0%. Regular interest is payable in cash semi-annually through May 1, 2009, and thereafter accrues at a rate of 2% compounded semi-annually, and is due and payable only upon the earlier to occur of redemption, repurchase or final maturity. The net proceeds of this offering of $343.0 million were used to redeem the Company's $250.0 million 4.25% debentures and for general corporate purposes. Beginning May 1, 2009, the Company may redeem the Old Securities at a price equal to 100% of the principal amount plus accrued interest. In addition, bondholders may require the Company to repurchase the Old Securities on May 1, 2009, May 1, 2014 and May 1, 2019 for 100% of the principal amount plus accrued interest.

        On May 17, 2004 the Company redeemed the $250.0 million outstanding principal amount of its 4.25% convertible debentures due 2021 ("4.25% Convertible Debentures"). The redemption price on May 17, 2004 was equal to 102.125% of the principal amount of the 4.25% Convertible Debentures, together with accrued and unpaid interest up to but not including the redemption date. The holders received the redemption price in cash. The redemption price included a call premium of $5.3 million. The call premium and the writeoff of the remaining unamortized original debt issuance costs of $4.9 million resulted in a loss due to the early extinguishment of debt of $10.2 million.

        On October 26, 2004 the Company commenced an exchange offer under which the Company offered to exchange new 2% convertible debentures due 2024 ("New Securities") for up to $350.0 million of its Old Securities. The Company launched the exchange offer as a result of the adoption by the Financial Accounting Standards Board (FASB) of EITF 04-8 "Effect of Contingently Convertible Debt on Diluted Earnings per Share" ("EITF 04-8"), which, effective December 15, 2004, changed the accounting rules applicable to the Old Securities. As of the expiration of the exchange offer, approximately $296.8 million aggregate principal amount of Old Securities, representing approximately 84.8% of the total principal amount of Old Securities outstanding, had been tendered in exchange for an equal principal amount of New Securities. All Old Securities that were properly tendered were accepted for exchange. Following the consummation of the exchange offer, approximately $53.2 million aggregate principal amount of Old Securities remain outstanding and are included in the Company's calculation of diluted earnings per share.

        The exchange of New Securities for Old Securities was completed on November 29, 2004. The New Securities bear regular interest at an annual rate of 2.0%. Regular interest is payable in cash semi-annually through May 1, 2009, and thereafter would accrue at a rate of 2% compounded semi-annually, and is due and payable only upon the earlier to occur of redemption, repurchase or final maturity. The New Securities are convertible into cash and shares of the Company's common stock under certain circumstances at a conversion rate of $51.26, subject to certain adjustments. The Company may redeem the New Securities for cash anytime on or after May 1, 2009, at a price equal to 100% of the principal amount should the market price of Reebok's common stock meet certain conditions. Beginning May 1, 2010, the Company may redeem the New Securities at a price equal to 100% of the principal amount plus accrued interest.

        In addition, bondholders may require the Company to repurchase the New Securities on May 1, 2009, May 1, 2010, May 1, 2014 or May 1, 2019 for 100% of the principal amount plus accrued interest. The costs associated with the exchange offer approximated $0.3 million.

        As part of the acquisition of The Hockey Company, the Company assumed debt and accrued interest of approximately $152.6 million. On July 26, 2004, the Company's subsidiaries, The Hockey Company and Sport Maska, Inc., completed a tender offer for all of their issued and outstanding 11 1/4% Senior Secured Notes due 2009 and a related consent solicitation to effect certain amendments to the indenture governing these notes. Approximately $118.5 million in principal amount of the notes were tendered for consideration equal to approximately $141.2 million. The notes purchased in the tender offer were retired, and the indenture governing the notes remaining outstanding has been amended to eliminate substantially all of the affirmative and restrictive covenants, certain repurchase rights and certain events of default and related provisions. Approximately $6.5 million in principal amount of the notes remain outstanding. On September 24, 2004, the Company legally defeased its obligations under the indenture.

        Long-term debt consists of the following:

	December 31:
LONG-TERM DEBT
	2004	2003
2.00% Convertible Debentures (New Securities) due May 1, 2024, with interest payable semi-annually on March 1 and September 1	$296,800
2.00% Convertible Debentures (Old Securities) due May 1, 2024, with interest payable semi-annually on March 1 and September 1	53,200
4.25% Convertible Debentures due February 28, 2021, with interest payable semi-annually on March 1 and September 1		$250,000
6.75% Debentures due September 15, 2005, with interest payable semi-annually on March 15 and September 15, including gain on related interest rate swap	100,436	100,923
11.25% The Hockey Company and Sport Maska Inc. Senior Secured Notes due April 15, 2009, with interest payable semi-annually	7,676
Bank, capital leases and other notes payable	2,641	2,465

	460,753	353,388
Less current portion	100,627	163

	$360,126	$353,225

        Maturities of long-term debt during the five-year period ending December 31, 2009 are $100,627 in 2005, $206 in 2006, $224 in 2007, $241 in 2008, $7,874 in 2009 and $351,581 in 2010 and beyond.

        The Company has various arrangements with numerous banks that provide an aggregate of $472,356 of uncommitted facilities, substantially all of which are available to the Company's foreign subsidiaries. Of this amount, $251,574 is available for short-term borrowings and bank overdrafts, with the remainder available for letters of credit for inventory purchases. In addition to amounts reported as notes payable to banks of $63,179, approximately $23,023 was outstanding for open letters of credit for inventory purchases at December 31, 2004 and $17,258 was outstanding for standby letters of credit at December 31, 2004.

        Interest expense amounted to $26,074, $25,590 and $23,848, for the years ended December 31, 2004, 2003 and 2002, respectively.

LEASING ARRANGEMENTS

        The Company leases various offices, warehouses, retail store facilities and certain of its data processing and warehouse equipment and other operating leases under lease arrangements expiring between 2005 and 2010.

        In March 1998 the Company entered into an operating lease agreement for its Worldwide Headquarters and North American Operations facility, which opened in 2000. Lease payments commenced on July 1, 2000 concurrent with the occupancy of the building. During 2004, the Company finalized an amendment to the lease under which the initial term was extended for an additional five years, with two five-year renewal options. Under the amendment to the lease, the Company also leased from the lessor a property adjacent to the Company's headquarters, the acquisition of which by the lessor was financed by the lease.

        In June 1998 the Company entered into an operating lease agreement for a new distribution facility in The Netherlands. During 2004 the Company entered into an amendment to the lease under which the initial term was extended for an additional ten years, with one five-year renewal option.

        These leases provide for substantial residual value guarantees by the Company and include purchase options at the original cost of the properties. The maximum amount of the residual value guarantees relative to the assets under these two leases is approximately $172,747. The Company has recorded a long-term asset and an offsetting long-term liability of $1,860 related to the estimated fair value of the residual value guarantee for these leases. As part of these agreements, the Company is required to comply with various financial and other covenants generally similar to those contained in its other borrowing agreements.

        Minimum annual rentals under operating leases for the five years subsequent to December 31, 2004 and in the aggregate are as follows:

	Total Amount	Less: Amounts Representing Sublease Income	Net Amount
2005	$68,138	$(1,377)	$66,761
2006	51,571	(1,374)	50,197
2007	44,910	(1,187)	43,723
2008	34,412	(506)	33,906
2009	18,576		18,576
2010 and thereafter	26,826		26,826

	$244,433	$(4,444)	$239,989

        Total rent expense for all operating leases amounted to $66,974, $58,919 and $58,768 for the years ended December 31, 2004, 2003 and 2002, respectively.

EMPLOYEE BENEFIT PLANS

        The Company sponsors defined contribution retirement plans covering substantially all of its domestic employees and certain employees of its foreign subsidiaries. Contributions are determined at the discretion of the Board of Directors. Aggregate amounts charged to operations under the plans in 2004, 2003 and 2002 were $22,028, $17,720 and $20,025, respectively. In addition, certain foreign subsidiaries are required to provide benefits pursuant to government regulations.

STOCK PLANS

        The Company has stock plans that provide for the grant of stock awards and options to purchase shares of the Company's common stock to key employees, other persons or entities who make significant contributions to the success of the Company, and eligible members of the Company's Board of Directors. The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its employee stock options. Under APB 25, as long as the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.

        During 2001 the Company adopted the 2001 Equity Incentive and Director Deferred Compensation Plan (the "2001 Equity Plan"), which provides for the issuance of stock options, stock appreciation rights, restricted stock and deferred stock to employees of the Company or its subsidiaries and other persons or entities (including non-employee directors of the Company). Under this Plan and the 1994 Equity Incentive Plan (collectively the "Plans"), options may be incentive stock options or "non-qualified options" under applicable provisions of the Internal Revenue Code. The exercise price of any stock option granted may not be less than fair market value at the date of grant except in the case of grants to participants who are not executive officers of the Company and in certain other limited circumstances. The vesting schedule for options granted under the Plans is determined by the Compensation Committee of the Board of Directors. The Plans also permit the Company to grant restricted stock to key employees and other persons or entities who make significant contributions to the success of the Company. The restrictions and vesting schedule for restricted stock granted under the Plans are determined by the Compensation Committee of the Board of Directors. At December 31, 2004, 161,260 shares of restricted stock were outstanding with a fair value of $6,344 as of the date of grant. At December 31, 2003, 113,000 shares of restricted stock were outstanding with a fair value of $2,863 as of the date of grant. The Company also has an option plan for its Directors. Under this plan, a fixed amount of options are granted annually to all non-employee Directors. Grants of options under the Directors' plan generally vest in equal annual installments over three years. The Directors' plan also permits discretionary grants of options to non-employee directors.

        The Company has two employee stock purchase plans. Under the 1987 Employee Stock Purchase Plan, eligible employees are granted options to purchase shares of the Company's common stock through voluntary payroll deductions during two option periods running from January 1 to June 30 and from July 1 to December 31, at a price equal to the lower of 85% of market value at the beginning or end of each period. Under the 1992 Employee Stock Purchase Plan for certain foreign-based employees, eligible employees are granted options to purchase shares of the Company's common stock during two option periods running from January 1 to June 30 and from July 1 to December 31, at the market price at the beginning of the period. The option becomes exercisable 90 days following the date of grant and expires on the last day of the option period. Accordingly, no options were outstanding under these employee stock purchase plans at December 31, 2004 and 2003. During 2004, 2003 and 2002, respectively, 109,563, 115,964 and 124,011 shares were issued pursuant to these employee stock purchase plans.

        The Company has a shareholders' rights plan that includes one common stock purchase right ("Right") for each share of common stock outstanding. Each Right entitles the holder to purchase one share of the Company's common stock at a price of $60 per share, subject to adjustment. The Rights will be exercisable only if a person or group of affiliated or associated persons acquires beneficial ownership of 15% or more of the outstanding shares of the Company's common stock or commences a tender or exchange offer that would result in a person or group owning 15% or more of the outstanding common stock, or in the event that the Company is subsequently acquired in a merger or other business combination. When the Rights become exercisable, each holder would have the right to purchase, at the then-current exercise price, common stock of the surviving company having a market value of two times the exercise price of the Right. The Company can redeem the Rights at $.01 per Right at any time prior to the expiration of the Rights on June 14, 2010. A Three-Year Independent Director Evaluation (TIDE) committee reviews the Agreement periodically to assess whether it continues to be in the best interest of the Company and its shareholders.

        In 2001, the Company and the NFL entered into a ten-year license agreement. At the time of the agreement, the Company granted fully vested, non-forfeitable warrants to the NFL to purchase up to 1.6 million shares of its common stock. The warrants were granted in two tranches of 800,000 each. The first tranche warrants were issued with an exercise price of $27.06 per share, have an expiration date of March 31, 2012, and become exercisable on April 1, 2007.    The second tranche warrants were issued with an exercise price of $27.06 per share and expire on March 31, 2012. The second tranche warrants contain provisions that allow for the exercise price of these warrants to be increased to $108.24 per share if certain specified sales levels or other conditions are not met. If such conditions are met by March 31, 2006, the warrants become exercisable on the date such conditions are met, otherwise they are not exercisable until March 31, 2012, unless the Company decides to accelerate the exercise period. The fair value of these warrants at the date of issuance are recorded in intangible assets (See note 4).

        At December 31, 2004, 12,176,684 shares of common stock were reserved for issuance under the Company's various stock plans and 71,464,139 shares were reserved for issuance under the shareholders' rights plan.

        The following schedule summarizes the changes in stock options during the three years ended December 31, 2004:

	Number of Shares Under Option
	Non-Qualified Stock Options	Option Price Per Share	Weighted Average Exercise Price
Outstanding at December 31, 2001	9,266,843	$7.38 - 48.37	$19.85

Granted	1,659,593	23.18 - 28.95	28.29
Exercised	(1,067,414)	8.19 - 28.88	14.60
Canceled	(769,575)	8.19 - 41.63	22.13

Outstanding at December 31, 2002	9,089,447	7.38 - 48.37	21.82

Granted	2,038,144	28.57 - 37.40	34.73
Exercised	(1,716,770)	7.38 - 31.00	18.56
Canceled	(204,416)	8.19 - 41.63	24.62

Outstanding at December 31, 2003	9,206,405	7.38 - 48.37	25.22

Granted	1,018,033	32.38 - 40.88	39.72
Exercised	(1,751,024)	8.19 - 37.40	23.46
Canceled	(768,230)	7.38 - 37.40	29.11

Outstanding at December 31, 2004	7,705,184	$7.38 - $40.88	$27.15

        The following information applies to options outstanding at December 31, 2004:

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 7.38 - $ 8.25	58,950	5.0	$8.17	58,950	$8.17
$12.63 - $18.81	2,589,309	5.1	$17.86	589,309	$17.80
$19.25 - $28.65	2,180,263	6.5	$26.55	1,289,349	$26.39
$28.90 - $41.63	2,871,662	8.9	$36.34	552,883	$34.94
$48.37 - $48.37	5,000	2.7	$48.37	5,000	$48.37

	7,705,184	6.9	$27.15	2,495,491	$25.87

        At December 31, 2004, 2003 and 2002, options to purchase 2,495,491, 2,679,175 and 2,885,308 shares of common stock, respectively, were exercisable, and 4,310,240, 2,083,611 and 4,040,739, shares, respectively, were available for future grants under the Company's stock equity plans.

ACQUISITION OF COMMON STOCK

        Under various share repurchase programs from 1992 to 1995, the Board of Directors had authorized the repurchase of up to $800.0 million in Reebok common stock in the open market or privately negotiated transactions. In February 2004 the Company's Board of Directors approved the continuation of the Company's share repurchase program and authorized the repurchase of an additional $111.0 million of the Company's common stock. During the year ended December 31, 2004 the Company acquired 2,410,000 shares of treasury stock for approximately $83.3 million. During the year ended December 31, 2003 the Company acquired 2,461,900 shares of treasury stock for approximately $79.8 million. There were no treasury stock purchases during 2002. As of December 31, 2004 the Company had approximately $67.5 million available for future repurchases of common stock under these programs.

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

        Fair market value of interest rate swaps: the fair value of the Company's interest rate swaps is estimated based on current interest rates.

        The carrying amounts and fair value of the Company's financial instruments are as follows:

	Carrying Amount		Fair Value
December 31:
	2004	2003	2004	2003
Long-term debt	$460,753	$353,388	$494,534	$382,191
Unrealized gains (losses) on foreign currency exchange contracts and options	(45,770)	(53,009)	(45,770)	(53,009)
Interest rate swaps	(15,960)	(19,362)	(15,960)	(19,362)

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

        As of December 31, 2004, the maximum length of time over which the Company was hedging its exposure to the variability in future cash flows for forecasted transactions, excluding those forecasted transactions related to the payment of variable interest on existing financial instruments, was thirteen months. Net losses in Other Comprehensive Income at December 31, 2004 of $39,650, subject to subsequent fair market value adjustments of the derivatives, will be reclassified into earnings during the next twelve months when hedged transactions or cash flows materialize.

        Realized losses of ($46,588), ($35,336) and ($18,375) from currency hedges were recorded in cost of goods sold during the twelve months ended December 31, 2004, 2003 and 2002, respectively.

        Foreign currency gains (losses) realized from settlements of transactions included in other expenses, net for the years ended December 31, 2004, 2003 and 2002 were approximately ($1,625), $996 and $748, respectively. There was no hedge ineffectiveness in 2004, 2003 or 2002.

        At December 31, 2004, the Company had option and forward currency exchange contracts, all having maturities of less than thirteen months, with a notional amount aggregating $902,377. The contracts involved eight different foreign currencies, of which the Euro and British Pound currencies represented 59% and 21%, respectively, of the aggregate notional amount. The notional amount of contracts intended to hedge forecasted local currency exposure was $322,303. The remaining notional amount is intended to hedge significant assets and liabilities denominated in other currrencies.

Interest Rate Hedging

        The Company uses interest rate swap agreements to manage its exposure to interest rate movements. These agreements involve the exchange of variable rate payments and fixed rate payments without the effect of leverage and without the exchange of the underlying principal amount.

        The Company currently has an interest rate swap agreement in the notional amount of $135,000 in conjunction with one of the Company's operating leases. The terms of the swap agreement requires the Company to make fixed rate payments on a quarterly basis and receive variable rate payments based on three month U.S. Dollar LIBOR. This interest rate swap agreement is designated as a cash flow hedge under Statement of Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activity ("SFAS 133"). The Company had an interest rate swap agreement in the notional amount of $50,000 that expired in August 2002.

        In October 2001 the Company entered into an interest rate swap agreement in the amount of $50,000, receiving fixed rate payments of 6.75% and making variable rate payments of six month U.S. Dollar LIBOR plus a spread in conjunction with the Company's 6 3/4% Debentures. At December 31, 2001, the interest rate on the swap agreement was 4.95%. This interest rate swap agreement was designated as a fair value hedge of the $100,000 6 3/4% Debentures maturing September 15, 2005 and met the shortcut method requirements under SFAS 133. The change in fair value of the interest rate swap agreement was exactly offset by the change in fair value of the Debentures. In October 2002 the Company cancelled this swap, resulting in a gain of $1,900. In accordance with SFAS 133, the gain will be realized over the remaining life of the underlying debt.

        At December 31, 2004 and 2003, the notional amount of interest rate swap agreements outstanding was $135,000. Net losses in other comprehensive income on December 31, 2004 of $6,001, subject to subsequent fair market value adjustments of the derivative, will be reclassified into earnings during the next twelve months when the hedged transactions or cash flows materialize. Interest expense in 2004, 2003 and 2002 would not have been materially different if these swap agreements had not been used.

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

INCOME TAXES

        The components of income before income taxes, minority interest and cumulative effect of change in accounting principle are as follows:

	2004	2003	2002
Domestic	$29,023	$32,225	$25,136
Foreign	236,773	201,927	170,251

	$265,796	$234,152	$195,387

        The provision for income taxes on income before the cumulative effect of change in accounting principle consists of the following:

	2004	2003	2002
Current:
Federal	$34,348	$3,292	$7,095
State	3,475	1,088	1,383
Foreign	71,924	44,253	51,411

	109,747	48,633	59,889
Deferred:
Federal	(25,053)	7,291	(39)
State	(1,102)	922	(447)
Foreign	(15,101)	15,273	1,167

	(41,256)	23,486	681

	$68,491	$72,119	$60,570

        On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the "Act"). The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations. Although the deduction is subject to a number of limitations and significant uncertainty remains as to how to interpret numerous provisions in the Act, the Company believes that it has the information necessary to make an informed decision on the impact of the Act on its repatriation plans. Based on that decision, the Company intends to repatriate $290.0 million in extraordinary dividends, as defined in the Act, during 2005. Because the Company had previously provided for a portion of these foreign earnings to be repatriated at rates in existence prior to passage of the Act, these extraordinary dividends will result in a net tax benefit of $29,202 that has accordingly been recorded in the fourth quarter of 2004. This benefit is reflected in the rate reconciliation below in the line labeled "US tax on unremitted earnings."

        The Act also provides for an extension of the carryforward period for which excess foreign tax credits may be brought forward from five years to ten years. A tax benefit of $6,309, net of a valuation allowance of $942, was recorded in the fourth quarter as a result of this legislative provision. This benefit is reflected in the rate reconciliation below in the line labeled "foreign tax credit legislation."

        As a consequence of the Company's evaluation of its unremitted foreign earnings position as of December 31, 2004, after taking into account these legislative changes as well as unexpected and unusual domestic cash outlays during 2004, an additional deferred tax liability of $24,465 was recorded during the fourth quarter in accordance with APB 23. Because the Company does not expect these planned future remittances to qualify under the Act, the liability has been recorded at the full federal tax rate, less anticipated foreign tax credits. This charge is reflected in the rate reconciliation below in the line labeled "US tax on unremitted earnings."

        Undistributed earnings of the Company's foreign subsidiaries amounted to approximately $928,371, $708,319 and $496,820 at December 31, 2004, 2003 and 2002, respectively. Undistributed foreign earnings at December 31, 2004 includes the $290,000 intended to be distributed as extraordinary dividends during 2005. Of the remaining $638,371, the Company has provided for the estimated residual U.S. tax on $265,000 of these earnings which may not be indefinitely reinvested, as discussed above. The remaining earnings, $373,371, are considered to be indefinitely reinvested.

        Income taxes computed at the federal statutory rate differ from amounts provided as follows:

	2004	2003	2002
Tax at statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal effect	0.9	0.9	0.5
Effect of foreign tax rates	(5.6)	(4.8)	(3.6)
U.S. tax on unremitted foreign earnings	(1.8)
Foreign tax credit legislation	(2.4)
Other, net	(0.3)	(0.3)	(0.9)

Provision for income taxes	25.8%	30.8%	31.0%

        Deferred income taxes reflect the expected utilization of tax net operating loss carryforwards, tax credit carryforwards and the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

        The significant components of deferred tax assets and liabilities were as follows:

	December 31:
	2004	2003
Deferred tax assets
Inventory	$41,577	$40,969
Accounts receivable	36,990	34,833
Liabilities	34,950	22,006
Depreciation and amortization	32,651	27,105
Net unrealized hedging loss	8,802	8,994
Tax loss carryforwards	20,053	16,493
Tax credit carryforwards	41,938	28,116
Other, net	8,383	10,227

Total deferred tax assets	225,344	188,743

Deferred tax liabilities
Acquired intangibles	(44,338)
Undistributed earnings of foreign subsidiaries	(18,432)	(62,223)

Total deferred tax liabilities	(62,770)	(62,223)

Less: Valuation allowance	(6,166)	(3,972)

Net deferred tax assets	$156,408	$122,548

        At December 31, 2004, the Company had Federal and state tax loss carryforwards and foreign tax loss carryforwards for certain foreign subsidiaries, the tax effect of which, after reduction by the associated valuation allowances, is $14,829. The Company also has available tax credit carryforwards of $40,995, after reduction by the associated valuation allowance. These tax loss and tax credit carryforwards expire at various dates. The Company's ability to use Federal tax loss and tax credit carryforwards is limited in use on an annual basis as a result of changes in control of its subsidiary, The Hockey Company, on April 11, 1997 and June 22, 2004. The valuation allowance at December 31, 2004 applies to certain Federal and foreign tax loss carryforwards and foreign tax credits that, in the opinion of management, are more likely than not to expire before the Company can use them. A portion of this valuation allowance would reduce intangible assets if reversed.

EARNINGS PER SHARE

        Basic earnings per share excludes dilution and is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if options to acquire common stock were exercised and assumes the conversion of the convertible debentures into common stock when dilutive. Options and warrants to purchase 1,736,380, 1,400,628 and 2,271,405 shares of common stock were outstanding at December 31, 2004, 2003 and 2002, respectively, but were not included in the computation of diluted earnings per share, as the effect would have been anti-dilutive.

        Under EITF 04-8 and EITF 90-19, the Company is not required to include any shares issuable upon conversion of the New Securities issued in the exchange offer in its fully diluted shares outstanding until the market price of its common stock exceeds the conversion price, and it will then only have to include that number of shares as would then be issuable based upon the amount by which the conversion value exceeds the principal amount. However, following the consummation of the exchange offer, approximately $53.2 million aggregate principal amount of the Old Securities remain outstanding and, as required by EITF 04-8, which effective December 15, 2004 changed the accounting rules applicable to these securities, are included in the Company's calculation of diluted earnings per share on an as-if converted basis.

        The following table sets forth the computation of basic and diluted earnings per share (amounts in thousands, except per share data):

	2004	2003	2002
Numerator for basic earnings per share:
Net income before cumulative effect of change in accounting principle	$192,425	$157,254	$131,528
Cumulative effect of change in accounting principle			(5,070)

Net income	$192,425	$157,254	$126,458

Numerator for diluted earnings per share:
Net income before cumulative effect of change in accounting principle	$192,425	$157,254	$131,528
Effect of dilutive securities:
Interest on 4.25% convertible debentures, net of income taxes	2,805	7,353	7,332
Interest on 2% convertible debentures, net of income taxes	496

	195,726	164,607	138,860
Cumulative effect of change in accounting principle			(5,070)

Net income	$195,726	$164,607	$133,790

	2004	2003	2002
Denominator for basic earnings per share:
Weighted average shares	59,102	59,323	59,478

Denominator for diluted earnings per share:
Weighted average shares	59,102	59,323	59,478
Effect of dilutive securities:
Dilutive employee stock options	1,869	1,957	2,052
Assumed conversion of 4.25% convertible debentures	2,458	6,483	6,483
Assumed converstion of 2% convertible debentures	693

	64,122	67,763	68,013

Basic earnings per share:
Before cumulative effect of change in accounting principle	$3.26	$2.65	$2.21
Cumulative effect of change in accounting principle			(.09)

	$3.26	$2.65	$2.12

Diluted earnings per share:
Before cumulative effect of change in accounting principle	$3.05	$2.43	$2.04
Cumulative effect of change in accounting principle			(.07)

	$3.05	$2.43	$1.97

ACCUMULATED OTHER COMPREHENSIVE INCOME (EXPENSE)

        The following table sets forth the computation of accumulated comprehensive income (expense):

	Total	Currency Translation Adjustments	Derivative Financial Instruments Gains (Losses)
Balance, December 31, 2001	$(71,233)	$(67,019)	$(4,214)
Currency translation adjustment	37,224	37,224
Change in fair value of derivatives	(63,576)		(63,576)
Losses reclassified into earnings from other comprehensive income	25,831		25,831
Tax effect	15,031		15,031
Balance, December 31, 2002	(56,723)	(29,795)	(26,928)

Currency translation adjustment	48,994	48,994
Change in fair value of derivatives	(61,583)		(61,583)
Losses reclassified into earnings from other comprehensive income	42,156		42,156
Tax effect	4,948		4,948

Balance, December 31, 2003	(22,208)	19,199	(41,407)
Currency translation adjustment	37,691	37,691
Change in fair value of derivatives	(46,293)		(46,293)
Losses reclassified into earnings from other comprehensive income	53,132		53,132
Tax effect	(2,394)		(2,394)

Balance, December 31, 2004	$19,928	$56,890	$(36,962)

SEGMENT AND RELATED INFORMATION

        The Company designs and markets footwear and/or apparel and equipment products under various brand names. All products are generally manufactured using similar manufacturing processes. Additionally, these products share similar distribution methods and are marketed and sold to a similar type of customer. Operating results are assessed on an aggregate basis to make decisions about resources to be allocated among the brands.

        Consequently, as permitted by the provisions of SFAS 131, "Disclosure About Segments of an Enterprise and Related Information," the Company has one reportable segment for financial statement purposes.

        Net sales by product type are summarized below and include all brands:

	2004	2003	2002
Net sales:
Footwear	$2,430,311	$2,226,712	$2,060,725
Apparel	1,354,973	1,258,604	1,067,147

	$3,785,284	$3,485,316	$3,127,872

        Net sales to unaffiliated customers and long-lived assets by geographic area are summarized below:

	2004	2003	2002
Net sales:
United States	$2,069,055	$2,021,396	$1,807,657
United Kingdom	474,704	444,693	416,775
Europe	810,418	692,400	607,381
Other countries	431,107	326,827	296,059

	$3,785,284	$3,485,316	$3,127,872

Long-lived assets:
United States	$171,673	$147,930	$141,537
United Kingdom	20,536	20,252	17,273
Europe	39,407	35,526	32,089
Other countries	272,446	13,043	11,120

	$504,062	$216,751	$202,019

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

BUSINESS ACQUISITIONS

        During 2004, the Company acquired all of the common shares of Montreal-based The Hockey Company Holdings Inc. on June 22, 2004. The equity value of the transaction was approximately $209.3 million, plus the assumption of debt and certain accruals of approximately $157.3 million. The Hockey Company is a leading supplier of hockey apparel and equipment and, pursuant to a long-term license with the National Hockey League (NHL), is the exclusive supplier of authentic, replica and practice jerseys using NHL names and logos, including authentic "on-ice" game jerseys for all thirty NHL teams.

        Accordingly, the balance sheet of The Hockey Company is included in the consolidated balance sheet as of December 31, 2004 and the sales and earnings for The Hockey Company are included in the Company's results for the year ended December 31, 2004 from the acquisition date.

        Effective January 1, 2004, the Company increased its ownership in one of its Latin American subsidiaries. The impact of this event was not material to the consolidated financial statements.

QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

        A summary of operating results and net income per share for the quarterly periods in the two years ended December 31, 2004 is set forth below.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	Amounts in thousands, except per share data
Year ended December 2004
Net sales	$831,861	$813,565	$1,164,733	$975,125
Gross profit	334,119	317,777	470,623	375,482
Net income	41,104	21,752	81,826	47,743
Basic earnings per share	.69	.36	1.40	.82
Diluted earnings per share	.63	.35	1.34	.78
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended December 2003
Net sales	$798,280	$802,576	$1,040,845	$843,615
Gross profit	303,882	300,613	411,735	321,975
Net income	40,835	25,605	62,692	28,122
Basic earnings per share	.68	.43	1.06	.47
Diluted earnings per share	.63	.41	.96	.44

        On November 24, 2004 the Company announced the completion of its exchange offer under which the Company offered to exchange New Securities for up to $350.0 million of its Old Securities. An aggregate of $296.8 million of Old Securities, representing 85% of the total outstanding, were tendered. Since the holders of 15% of the Old Securities did not exchange in the exchange offer, the Company has restated prior quarters on an as-if converted basis for the $53.2 million of the Old Securities that remain outstanding as required by EITF 04-8, which, effective December 15, 2004, changed the accounting rules applicable to the Old Securities. The only prior quarter affected by the restatement was the third quarter of 2004, where previously reported diluted earnings per share of $1.36 has been restated to $1.34.

        The second quarter of 2004 includes the effect of a one-time after-tax earnings charge in May 2004 of $7.1 million (or $.11 per share) resulting from the early redemption of the Company's $250.0 million 4.25% Convertible Debentures.

        The fourth quarter of 2004 includes a $12.0 million (or $.18 per share) one-time income tax benefit as a result of the recently enacted legislation regarding foreign earnings repatriation and foreign tax credit carry forwards (including the Company's re-evaluation of its position with respect to deferred income taxes provided on unremitted foreign earnings) and due to the favorable resolution of certain outstanding tax matters.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Reebok International Ltd.

        We have audited the accompanying consolidated balance sheets of Reebok International Ltd. as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholder's equity and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Reebok International Ltd. and subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        As discussed in Note 4 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill and indefinite lived intangible assets in accordance with Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets."

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Reebok International Ltd.'s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2005 expressed an unqualified opinion thereon.

Boston, Massachusetts March 2, 2005

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        There has been no change of accountants nor any disagreements with accountants on any matter of accounting principles or practices or financial disclosure required to be reported under this Item.

Item 9A.  Controls and Procedures.

        (a)    Disclosure Controls and Procedures.

    The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934 as of the end of the period covered by this report.    Based upon that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that, except as described in the following sentence, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed in this report has been properly recorded, processed, summarized and reported within the required time periods. On February 25, 2005, the Company filed with the Securities and Exchange Commission a Current Report on Form 8-K describing a compensatory arrangement entered into with a named executive officer of the Company during the fourth quarter of 2004, which Current Report should have been filed at the time such arrangement was entered into.

        (b)    Management's Annual Report on Internal Control Over Financial Reporting

    The management of Reebok International Ltd. and its subsidiaries is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Executive Vice President and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2004 based on the framework in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that its internal control over financial reporting was effective as of December 31, 2004.    Management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included below.

        (c)    Attestation report of the independent registered public accounting firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Reebok International Ltd.

        We have audited management's assessment, included in the Report on Internal Control over Financial Reporting, that Reebok International Ltd. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Reebok International Ltd.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, management's assessment that Reebok International Ltd. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Reebok International Ltd. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Reebok International Ltd. as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2004 and our report dated March 2, 2005 expressed an unqualified opinion thereon.

Boston, Massachusetts March 2, 2005

        (d)    Changes in Internal Control over Financial Reporting.

    There has been no change in the Company's internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.  Other Information.

        None.

PART III

Item 10.  Directors and Executive Officers of the Registrant.

        The information required by this Item with respect to the Registrant's directors is incorporated herein by reference from the definitive Proxy Statement for the 2005 Annual Meeting of Shareholders to be held on May 3, 2005, which will be filed with the SEC on or before March 11, 2005 (the "2005 Proxy Statement"), under the headings "Information with Respect to Nominees for Director" and "Information with Respect to Directors not Standing for Election," "Transactions with Management and Affiliates" and "Section 16(a) Beneficial Ownership Reporting Compliance." Information called for by this Item with respect to the Registrant's executive officers is set forth under "Executive Officers of Registrant" in Item 1 of this report.

Item 11.  Executive Compensation.

        The information required by this Item is incorporated herein by reference from the 2005 Proxy Statement under the headings "Director Compensation," "Executive Compensation," "Supplemental Executive Retirement Plan," and "Employee Agreements."

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

        Except for the information provided below, the information required by this Item is incorporated herein by reference from the 2005 Proxy Statement under the heading "Beneficial Shares Ownership."

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column(a))
	(a)	(b)	(c)
Equity compensation plans approved by shareholders(1)	5,866,444	$29.72	4,310,240	(3)
Equity compensation plans not approved by shareholders (2)	2,000,000	$17.88
Total	7,866,444	$26.71	4,310,240

(1)
These approved plans are Reebok's 1994 Equity Incentive Plan, 2001 Equity Incentive and Director Deferred Compensation Plan and Employee Stock Purchase Plan.

(2)
There is only one equity compensation plan not approved by shareholders, which relates to options to purchase 2 million shares issued to Mr. Fireman in 2000. Please see the "Employee Agreements" section of the 2005 Proxy Statement for a description of the plan.

(3)
Of these shares available for future issuance, the shares available for future issuance all exist under the 2001 Plan, and there are only 748,740 shares available for issuance as restricted stock.

Item 13.  Certain Relationships and Related Transactions.

        The information required by this Item is incorporated herein by reference to the 2005 Proxy Statement under the heading "Transactions with Management and Affiliates."

Item 14.  Principal Accounting Fees and Services.

        Incorporated herein by reference to the 2005 Proxy Statement under the heading "Independent Auditors."

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

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

Exhibit
Articles of Organization and By-laws
3.1	Restated Articles of Organization of the Company dated June 6, 1985, as amended April 29, 1986 (1)

3.2	Articles of Amendment of the Company dated April 28, 1987 (27)
3.3	Amended and Restated By-laws of the Company effective September 15, 1988 (3)
3.4	Amendment No. 1 adopted as of March 3, 1989 to the Amended and Restated By-laws of the Company (4)
3.5	Amendment No. 2 adopted as of April 24, 1990 to the Amended and Restated By-laws of the Company (6)
3.6	Amendment No. 3 dated as of February 24, 1998 to the Amended and Restated By-laws of the Company (15)
Instruments Defining the Rights of Security Holders
4.1	First Supplemental Indenture, dated as of January 22, 1993, between the Company and Citibank N.A., as Trustee (10)
4.2	Common Stock Rights Agreement dated as of June 14, 1990 between the Company and The First National Bank of Boston, as Rights Agent (5)
4.3	Amendment No. 1 dated as of March 8, 1991 to Common Stock Rights Agreement dated as of June 14, 1990 between the Company and The First National Bank of Boston, as Rights Agent (7)
4.4	Amendment No. 2 dated as of December 6, 1991 to Common Stock Rights Agreement dated as of June 14, 1990 between the Company and The First National Bank of Boston, as Rights Agent (8)
4.5	Amendment No. 3 dated as of January 1, 1999 to Common Stock Rights Agreement dated as of June 14, 1990 between the Company and The First National Bank of Boston, as Rights Agent (17)
4.6	Amendment No. 4 dated as of May 26, 1999 to Common Stock Rights Agreement dated as of June 14, 1990 between the Company and American Stock Transfer and Trust Company, as Rights Agent (19)
4.7	Amendment No. 5 dated as of June 5, 2000 to Common Stock Rights Agreement dated as of June 14, 1990 between the Company and American Stock Transfer and Trust Company as Rights Agent (22)
4.8	Indenture dated as of April 30, 2004 between the Company and U.S. Bank National Association as Trustee (28)
4.9	Registration Rights Agreement dated as of April 30, 2004 among the Company and Credit Suisse First Boston, LLC, BNP Paribas Securities Corp., and Banco IMI SpA, as Initial Purchasers (28)
4.10	Indenture dated as of November 29, 2004 between the Company and U.S. Bank National Association as Trustee (30)
Material Contracts
10.1	Distributorship Agreement dated as of August 6, 1979 between Reebok International Limited and the Company (2)
10.2	Trademark License Agreement dated as of August 6, 1979 between Reebok International Limited and the Company (2)
10.3	Common Stock Warrant 1, granted as of May 24, 2001 by the Company to National Football League Properties, Inc., to purchase 800,000 shares of the Company's Common Stock at the purchase price of $27.06 per share (25)
10.4	Common Stock Warrant 2, granted as of May 24, 2001 by the Company to National Football League Properties, Inc. to purchase 800,000 shares of the Company's Common Stock at the purchase price of $27.06 per share (25)
10.5	Credit Agreement dated as of June 3, 2002 among the Company, Reebok International Limited, Reebok Finance Limited, the Lenders named therein, Credit Suisse First Boston as Administrative Agent, Fleet National Bank as Syndication Agent, and ABN Amro Bank N.V., BNP Paribas, and Wachovia Bank, N.A. as Co-Documentation Agents (26)

10.6	Amended and Restated Participation Agreement dated as of March 19, 2004 among the Company, as Lessor and as Guarantor, Credit Suisse Leasing 92A, L.P., as Lessor, the Lenders named therein, Credit Suisse First Boston, as Administrative Agent; Fleet National Bank and Scotiabank, Inc., a Co-Documentation Agents; and Wachovia Bank, N.A. and BNP Paribas Leasing Corporation, as Co-Syndication Agents (28)
10.7	Amended and Restated Lease dated as of March 19, 2004 between Credit Suisse Leasing 92A, L.P., as Lessor, and the Company, as Lessee (28)
10.8	Amended and Restated Guaranty from the Company dated as of March 19, 2004 (28)
Management Contracts & Compensatory Plans or Arrangements
10.9	Amended and Restated Reebok International Ltd. 1994 Equity Incentive Plan adopted as of July 28, 1996 (13)
10.10	Amendment No. 1 effective as of May 1, 1997 to the Amended and Restated Reebok International Ltd. 1994 Equity Incentive Plan (14)
10.11	Amendment No. 2 dated as of April 19, 1999 to the Amended and Restated Reebok International Ltd. 1994 Equity Incentive Plan (18)
10.12	Reebok International Ltd. Equity and Deferred Compensation Plan for Directors effective as of May 3, 1994 (11)
10.13	Amendment No. 1 adopted as of February 25, 1997 to the Reebok International Ltd. Equity and Deferred Compensation Plan for Directors (15)
10.14	Amendment No. 2 dated as of April 19, 1999 to the Reebok International Ltd. Equity and Deferred Compensation Plan for Directors (18)
10.15	Reebok International Ltd. Executive Performance Incentive Plan effective as of January 1, 1996 (12)
10.16	Amendment No. 1 to the Reebok International Ltd. Executive Performance Incentive Plan (13)
10.17	Reebok International Ltd. 2001 Equity Incentive and Director Deferred Compensation Plan effective as of May 1, 2001 (23)
10.18	Reebok International Ltd. Amended and Restated Executive Deferred Compensation Plan effective as of January 1, 2004 (27)
10.19	Reebok International Ltd. Amended and Restated Compensation Deferral Plan effective as of January 1, 2004 (27)
10.20	Reebok International Ltd. Amended and Restated Excess Benefits Plan effective as of January 1, 2004 (27)
10.21	Reebok International Ltd. Amended and Restated Supplemental Executive Retirement Plan effective as of January 1, 2004 (27)
10.22	Split-Dollar Life Insurance Agreement dated as of September 25, 1991with Paul B. Fireman (9)
10.23	Agreement dated as of April 19, 1999 between the Company and Paul Fireman (20)
10.24	Consent dated as of April 19, 1999 from Paul Fireman to the Company (20)
10.25	Agreement dated as of May 2, 2000 between the Company and Paul Fireman (23)
10.26	Stock Option Agreement dated as of May 9, 2000 between the Company and Paul Fireman (23)
10.27	Promissory Note dated as of May 9, 2000 made in favor of Reebok International Ltd. by Paul Fireman (23)
10.28	Stock Option Agreement dated as of May 24, 2000 between the Company and Paul Fireman (23)
10.29	Promissory Note dated as of May 24, 2000 made in favor of Reebok International Ltd. by Paul Fireman (23)
10.30	Consent dated as of April 19, 1999 from Kenneth Watchmaker to the Company (20)
10.31	Amended and Restated Change of Control Agreement dated as of May 29, 1997 with Kenneth Watchmaker (21)

10.32	Change of Control Agreement dated as of December 8, 1999 with David A. Pace (21)
10.33	Agreement dated as of October 19, 2004 between the Company and Jay Margolis (29)
10.34	Current Report on Form 8-K furnished to the Committee on February 25, 2005 (31)
10.35	2004-2005 Stock Options Terms and Conditions for Executive Officers (31)
10.36	2004-2005 Restricted Stock Terms and Conditions for Executive Officers (31)
Other Exhibits & Certifications
12.1	Statement Re Computation of Ratio of Earnings to Fixed Charges (31)
21.1	List of Subsidiaries of the Company (31)
23.1	Consent of Ernst & Young LLP (31)
31.1	Certification of Paul Fireman, Chairman and Chief Executive Officer, dated March 8, 2005, and made pursuant to Rule 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (31)
31.2	Certification of Kenneth Watchmaker, Executive Vice President and Chief Financial Officer, dated March 8, 2005, and made pursuant to Rule 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (31)
32.1	Certification of Paul Fireman, Chairman and Chief Executive Officer, dated as of March 8, 2005 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (31)
32.2	Certification of Kenneth Watchmaker, Executive Vice President and Chief Financial Officer, dated as of March 8, 2005 and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (31)

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

(24)
Filed as an Exhibit to Registration Statement 333-63032 filed on June 14, 2001 and incorporated by reference herein.

(25)
Filed as an Exhibit to Reebok International Ltd. form 10-Q for the quarter ended June 30, 2001 and incorporated by reference herein.

(26)
Filed as an Exhibit to Reebok International Ltd. Form 10-Q for the quarter ended June 30, 2002 and incorporated by reference herein.

(27)
Filed as an Exhibit to Reebok International Ltd. Form 10-K for the fiscal year ended December 31, 2003 and incorporated by reference herein.

(28)
Filed as an Exhibit to Reebok International Ltd. Form 10-Q for the quarter ended March 31, 2004 and incorporated by reference herein.

(29)
Filed as an Exhibit to Reebok International Ltd. Form 10-Q for the quarter ended September 30, 2004 and incorporated by reference herein.

(30)
Filed as an Exhibit to Amendment No. 2, filed November 17, 2004, to Registration Statement 333-119974 and incorporated by reference herein.

(31)
Filed herewith.

        (b)   Exhibits.

        The response to this portion of Item 15 is submitted as a separate section of this report.

        (c)   Financial Statement Schedules.

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
Dated: March 8, 2005

        Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ PAUL FIREMAN Paul Fireman	Director, Chairman of the Board and Chief Executive Officer
/s/ KENNETH WATCHMAKER Kenneth Watchmaker	Executive Vice President and Chief Financial Officer (Chief Financial and Accounting Officer)
/s/ NORMAN AXELROD Norman Axelrod	Director
/s/ PAUL R. DUNCAN Paul R. Duncan	Director
/s/ RICHARD G. LESSER Richard G. Lesser	Director
/s/ GEOFFREY NUNES Geoffrey Nunes	Director

/s/ DEVAL PATRICK Deval Patrick	Director
/s/ DOROTHY E. PUHY Dorothy E. Puhy	Director
/s/ THOMAS M. RYAN Thomas M. Ryan	Director
/s/ BARRY E. TATELMAN Barry E. Tatelman	Director
Dated: March 8, 2005

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

REEBOK INTERNATIONAL LTD.

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions and Allowances(A)	Balance at End Period
	(Amounts in Thousands)
YEAR ENDED DECEMBER 31, 2004
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$70,823	$13,863	$0	$3,406	$81,280
YEAR ENDED DECEMBER 31, 2003
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$60,906	$20,071	$0	$10,154	$70,823
YEAR ENDED DECEMBER 31, 2002
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$55,240	$12,849	$0	$7,183	$60,906

(A)
Uncollectible accounts written off, net of recoveries.

S-1

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
REEBOK INTERNATIONAL LTD. ANNUAL REPORT ON FORM 10-K TABLE OF CONTENTS
PART I
  Item 1. Business.
  GENERAL
  THE REEBOK BRAND
Product Lines
Reebok Kids
The Hockey Company
Sports Licensing
Reebok Brand Licensing
Fitness Programming and Education
Athlete Endorsements
U.S. Operations
International Operations
  THE ROCKPORT COMPANY
  RALPH LAUREN FOOTWEAR
  GREG NORMAN COLLECTION
  TRADEMARKS AND OTHER PROPRIETARY RIGHTS
  RESEARCH AND DEVELOPMENT
  TECHNOLOGY
  SEASONALITY
  SINGLE CUSTOMER
  COMPETITION AND COMPETITORS
  MANUFACTURING
  SOURCES OF SUPPLY
  TRADE POLICY
Imports into the U.S.
Imports into the European Union
Other Markets
  PRINCIPAL PRODUCTS
  BACKLOG
  WORKING CAPITAL ITEMS
  FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS
  EMPLOYEES
  EXECUTIVE OFFICERS OF THE REGISTRANT
  Item 2. Properties.
  Item 3. Legal Proceedings.
  Item 4. Submission of Matters to a Vote of Security Holders.
PART II
  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
  Item 6. Selected Financial Data.
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  SPECIAL NOTE CONCERNING FORWARD LOOKING STATEMENTS
  CRITICAL ACCOUNTING POLICIES
Sales Returns and Allowances
Accounts Receivable
Inventory Valuation
Hedging Policies
Endorsement Contracts
Income Taxes
  RECENTLY ISSUED ACCOUNTING STANDARDS
  NON-GAAP MEASURES
  OPERATING RESULTS 2004
  OPERATING RESULTS 2003
  REEBOK BRAND BACKLOG OF OPEN ORDERS
  LIQUIDITY AND SOURCES OF CAPITAL
  OFF BALANCE SHEET ARRANGEMENTS
  LONG-TERM COMMITMENTS
  ISSUES AND UNCERTAINTIES
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Swaps
Foreign Exchange Forwards and Options
  Item 8. Financial Statements and Supplementary Data.
Index to Financial Statements
Reebok International Ltd. Consolidated Balance Sheets
Reebok International Ltd. Consolidated Statements of Income
Reebok International Ltd. Consolidated Statements of Stockholders' Equity
Reebok International Ltd. Consolidated Statements of Cash Flows
Reebok International Ltd. Notes to Consolidated Financial Statements (Dollar amounts in thousands, except per share data)
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
  Item 9A. Controls and Procedures.
  Item 9B. Other Information.
PART III
  Item 10. Directors and Executive Officers of the Registrant.
  Item 11. Executive Compensation.
  Item 12. Security Ownership of Certain Beneficial Owners and Management.
  Item 13. Certain Relationships and Related Transactions.
  Item 14. Principal Accounting Fees and Services.
PART IV
  Item 15. Exhibits and Financial Statement Schedules.
SIGNATURES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS REEBOK INTERNATIONAL LTD.