Form 10-Q
period 2005-03-31
REEBOK INTERNATIONAL LTD
filed 2005-05-03
CIK 770949

Use these links to rapidly review the document
TABLE OF CONTENTS

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-9340

REEBOK INTERNATIONAL LTD.
Incorporated pursuant to the Laws of The Commonwealth of Massachusetts

Internal Revenue Service—Employer Identification No. 04-2678061

1895 J.W. Foster Boulevard, Canton, Massachusetts, 02021
(781) 401-5000

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 under the Securities Exchange Act of 1934). Yes ☒    No ☐

The total number of shares of the Registrant's Common Stock, par value $.01 per share, outstanding on April 29, 2005 was 59,669,800.

REEBOK INTERNATIONAL LTD.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Reebok International Ltd.

Condensed Consolidated Balance Sheets

Amounts in thousands, except per share data

	March 31,
			December 31, 2004
	2005	2004
	(Unaudited)		(See Note 1)
Assets
Current Assets:
Cash and cash equivalents	$483,388	$614,872	$565,233
Accounts receivable, net of allowance for doubtful accounts (March 2005, $84,276, March 2004, $72,951, December 2004, $81,280)	707,689	564,301	660,599
Inventory	470,233	408,781	458,435
Deferred income taxes	113,384	98,483	111,516
Prepaid expenses and other current assets	78,301	56,008	61,730

Total current assets	1,852,995	1,742,445	1,857,513

Property and equipment, net	183,510	149,562	183,799
Other non-current assets:
Goodwill, net	126,052	24,690	124,125
Intangibles, net of amortization	195,919	41,696	196,138
Deferred income taxes	41,568	20,581	44,892
Other	31,122	25,166	34,161

Total Assets	$2,431,166	$2,004,140	$2,440,628

Liabilities and Stockholders' Equity
Current liabilities:
Notes payable to banks	$56,006	$17,338	$63,179
Current portion of long-term debt	100,464	161	100,627
Accounts payable	165,593	137,123	183,853
Accrued expenses	339,807	333,035	386,725
Income taxes payable	73,162	37,364	71,930

Total current liabilities	735,032	525,021	806,314

Long-term debt, net of current portion	359,815	353,017	360,126
Minority interest	10,444	13,757	8,514
Other long-term liabilities	41,775	30,125	45,718
Commitments and contingencies
Stockholders' equity:
Common stock, par value $.01; authorized 250,000 shares; issued shares: March 2005, 102,312; March 2004, 101,441; December 2004, 101,827	1,023	1,014	1,018
Retained earnings	2,035,754	1,838,860	1,985,324
Less shares in treasury at cost: March 2005, 42,619; March 2004, 41,511; December 2004, 42,619	(780,510)	(741,683)	(780,510)
Unearned compensation	(7,457)	(991)	(5,804)
Accumulated other comprehensive gain (loss)	35,290	(14,980)	19,928

Total Stockholders' Equity	1,284,100	1,082,220	1,219,956

Total Liabilities and Stockholders' Equity	$2,431,166	$2,004,140	$2,440,628

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Reebok International Ltd.

Condensed Consolidated Statements of Income (Unaudited)

Amounts in thousands, except per share data

	Three Months Ended March 31,
	2005	2004
Net sales	$925,035	$831,861
Costs and expenses:
Cost of sales	552,075	497,742
Selling, general and administrative expenses	303,875	266,129
Interest expense, net	2,676	3,544
Other expense, net	1,187	1,836

	859,813	769,251

Income before income taxes and minority interest	65,222	62,610
Income taxes	19,619	19,096

Income before minority interest	45,603	43,514
Minority interest	2,374	2,410

Net income	$43,229	$41,104

Basic earnings per share:	$0.73	$0.69

Diluted earnings per share:	$0.70	$0.63

Dividends per common share:	$0.15	$0.15

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Reebok International Ltd.

Condensed Consolidated Statements of Cash Flows (Unaudited)

Amounts in thousands, except per share data

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net income	$43,229	$41,104
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization	11,626	9,221
Minority interest	2,374	2,410
Deferred income taxes	2,114	3,484
Changes in operating assets and liabilities, excluding the effect of acquisitions:
Accounts receivable	(54,336)	(31,664)
Inventory	(14,028)	(54,714)
Prepaid expenses and other	(14,717)	(7,343)
Accounts payable and accrued expenses	(37,720)	(44,695)
Income taxes payable	4,024	12,107

Total adjustments	(100,663)	(111,194)

Net cash used for operating activities:	(57,434)	(70,090)

Cash flows used for investing activities:
Payments to acquire property and equipment	(10,528)	(8,163)

Net cash used for investing activities	(10,528)	(8,163)

Cash flows (used for) provided by financing activities:
Net borrowings of notes payable to banks	(7,493)	9,185
Re-payments of long-term debt	(192)	(138)
Proceeds from issuance of common stock to employees	12,625	8,625
Dividends paid	(8,952)	(8,972)
Repurchase of common stock	(1,765)	(1,494)

Net cash (used for) provided by financing activities	(5,777)	7,206

Effect of exchange rate changes on cash and cash equivalents	(8,106)	(7,680)

Net decrease in cash and cash equivalents	(81,845)	(78,727)
Cash and cash equivalents at beginning of period	565,233	693,599

Cash and cash equivalents at end of period	$483,388	$614,872

Supplemental disclosures of cash flow information:
Interest paid	$7,118	$11,038
Income taxes paid	12,596	3,830

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Reebok International Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands, except per share data)

1
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for interim financial information and reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods. The interim financial information and notes thereto should be read in conjunction with the Company's latest annual report on Form 10-K. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of results to be expected for the entire year.

The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

Reclassification

Certain amounts in prior periods have been reclassified to conform to the 2005 presentation. These reclassifications had no impact on previously reported results of operations or stockholders' equity.

Accounting for Stock-Based Compensation

At March 31, 2005, the Company had stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. The Company's policy is to grant stock options with an exercise price equal to the market value at the date of the grant, and accordingly no compensation expense is recognized. The Company provides pro forma disclosures of the compensation expense determined under the fair value provisions of Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation." The Company expects to adopt FASB Statement No. 123 (revised 2004) "Share-Based Payment" ("SFAS 123R") on January 1, 2006. The standard requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. See Recently Issued Accounting Standards below.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands, except for earnings per share information):

	Three Months Ended March 31,
	2005	2004
Net income	$43,229	$41,104
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards net of related tax effect	2,454	1,413

Pro forma net income	$40,775	$39,691

	Three Months Ended March 31,
	2005	2004
Basic earnings per share:
As reported	$.73	$.69
Pro forma	$.69	$.68
Diluted earnings per share:
As reported	$.70	$.63
Pro forma	$.66	$.62

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

	Three Months Ended March 31,
	2005	2004
Risk-free interest rates	4.1%	2.8%
Dividend yields	0.7%	0.8%
Volatility factors of the expected market price of the Company's common stock	.22	.33
Weighted-average expected life of the option	3.5 years	3.5 years

Net income, as reported, included $692 and $233 of restricted stock-based compensation expense for the three months ended March 31, 2005 and 2004, respectively.

Recently Issued Accounting Standards

On December 16, 2004, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 123 (revised 2004) "Share-Based Payment" ("SFAS 123R"), which is a revision of Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123R supersedes APB

Opinion No. 25, "Accounting for Stock Issued to Employees," and amends FASB Statement No. 95, "Statement of Cash Flows." Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure will no longer be an alternative.

Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition alternatives include the modified retrospective and the modified prospective adoption methods. Under the modified retrospective method, prior periods may be restated based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either for all periods presented or as of the beginning of the year of adoption.

The modified prospective method requires that compensation expense be recognized beginning with the effective date, based on the requirements of SFAS 123R, for all share-based payments granted after the effective date, and based on the requirements of SFAS 123, for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date.

The provisions of this statement will be effective as of the beginning of the first interim or annual reporting period that begins after December 31, 2005. The Company expects to adopt the standard on January 1, 2006. The Company is evaluating the requirements of SFAS 123R and has not determined its method of adoption. The Company does not believe, however, that SFAS 123R will have a material impact on its financial position or results of operations.

2
SPECIAL CHARGES

Details of the special charge activity during the three months ended March 31, 2005 are as follows:

	Total	Employee Severance and Other	Marketing Contracts
Balance, December 31, 2004	$7,064	$1,264	$5,800
2005 Utilization	(1,328)	(928)	(400)

Balance, March 31, 2005	$5,736	$336	$5,400

The remaining accrual, which reflects a portion of the total costs to be incurred related to the Company's European reorganization, is comprised primarily of severance, lease termination costs and contractual marketing obligations and will be utilized over the next few years as planned consolidations occur and contractual obligations come due. The short-term portion of the accrual, or $1,936, is included in accrued expenses, with the balance of $3,800 included in other long-term liabilities.

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

The following table sets forth the computation of basic and diluted earnings per share (amounts in thousands, except per share data):

	Three Months Ended March 31,
	2005	2004
Net income	$43,229	$41,104

Numerator for diluted earnings per share:
Net income	$43,229	$41,104
Interest on 4.25% convertible debentures, net of income taxes		1,846
Interest on 2.00% convertible debentures, net of income taxes	186

Net income	$43,415	$42,950

Denominator for basic earnings per share:
Weighted average shares	59,331	59,681

Denominator for diluted earnings per share:
Weighted average shares	59,331	59,681
Effect of dilutive securities:
Dilutive employee stock options and warrants	1,968	2,254
Assumed conversion of 4.25% convertible Debentures		6,483
Assumed conversion of 2.00% convertible Debentures	1,038

	62,337	68,418

Basic earnings per share:	$.73	$.69
Diluted earnings per share:	$.70	$.63

4
COMPREHENSIVE INCOME

The following table sets forth the computation of comprehensive income:

	Three Months Ended March 31,
	2005	2004
Net income	$43,229	$41,104
Changes in foreign currency translation adjustments	(12,443)	(2,439)
Net change due to hedging instruments in accordance with FAS 133	27,805	9,667

Comprehensive income	$58,591	$48,332

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

6
ACQUISITION OF COMMON STOCK

Under various share repurchase programs, the Board of Directors has authorized the repurchase of Reebok common stock in the open market or privately negotiated transactions. During the three months ended March 31, 2005, the Company acquired 40,000 shares of its common stock for approximately $1.8 million. As of March 31, 2005, the Company had approximately $65.8 million available for future repurchases of its common stock under these Board authorized programs.

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

Risks and uncertainties that could affect the Company's actual results and could cause such results to differ materially from those contained in forward-looking statements made by or on behalf of the Company include, but are not limited to, the following: economic conditions in the Company's major markets; competition; shifts in consumer preferences; the ability to maintain advantageous licenses with the Company's licensors; risks associated with the Company's international sales, distribution and manufacturing; increases in raw material prices; the Company's ability to manage and forecast its growth and inventories; the loss of significant customers or suppliers; and the effect of currency fluctuations. This list of risk factors is not exhaustive. Other risks and uncertainties are discussed elsewhere in this report and in further detail under the caption entitled "Issues and Uncertainties" included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004, which has been filed with the Securities and Exchange Commission. The Company operates in a highly competitive and rapidly changing environment. Therefore, new risk factors can arise, and it is not possible for management to predict all such risk factors, nor to assess the impact of all such risk factors on the Company's business or the extent to which any individual risk factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement. With respect to any statements concerning future orders, the Company's open order position is not necessarily indicative of future sales because a significant portion of the Company's business, including sales by Company-owned retail stores, Rockport, Ralph Lauren Footwear and The Greg Norman Collection are not included in the backlog.    In addition, many markets are not included in open orders since sales are made by independent distributors. Finally, many orders may be cancelled, currency may fluctuate and the ratio of future orders to "at once" shipments may vary from year to year.

CRITICAL ACCOUNTING POLICIES—The Company's significant accounting policies are described in Note 1 to the consolidated financial statements included in Item 8 in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004. The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis the Company evaluates its estimates, including those related to sales returns and allowances, the realizability of outstanding accounts receivable, the carrying value of inventories, hedging policies, endorsement contracts and the provision for income taxes. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. However, results may differ from these estimates under different assumptions or conditions. The Company is not aware of any trends, demands, commitments, events or uncertainties that are reasonably likely to occur that would materially affect the methodology, the assumptions described, or accounting estimates used. There have been no material changes made to the accounting estimate in the past three years. In the past, actual results have not been materially different from the Company's estimates. Management has discussed the development and selection of its accounting estimates, and the Management's Discussion and Analysis disclosure regarding these estimates, with its audit committee.

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

Inventory Valuation

The Company values its inventory at the lower of cost (first-in, first-out method) or market. Market value is estimated based upon assumptions made about future demand and retail market conditions. If the Company determines that the estimated market value of its inventory is less than the carrying value of such inventory, the Company provides a reserve for such difference as a charge to cost of sales. If actual market conditions are more or less favorable than those projected by the Company, further adjustments may be required that would increase or decrease the Company's cost of sales and net income in the period in which they were recorded.

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

Some of the contracts provide for royalty payments to endorsers based upon a predetermined percentage of sales of particular products. The Company expenses a portion of these payments in cost of sales and a portion in selling, general and administrative expenses as the related sales are made. In certain contracts, the Company offers minimum guaranteed royalty payments. For contractual obligations for which the Company estimates that it will not meet the minimum guaranteed amount of royalty fees through sales of product, the Company records the fees on a straight-line basis over the guarantee period.

Income Taxes

The carrying value of the Company's net deferred tax assets assumes that the Company will be able to generate sufficient future taxable income in certain tax jurisdictions to realize the value of these assets. If the Company is unable to generate sufficient future taxable income in these jurisdictions, an adjustment may be required to the net carrying value of the deferred tax assets resulting in additional income tax expense in the Company's consolidated statement of income, thereby reducing net income. Management evaluates the realizability of the deferred tax assets and assesses the need for any valuation adjustment quarterly.

RECENTLY ISSUED ACCOUNTING STANDARDS—The Company has described the impact anticipated from the adoption of certain new accounting pronouncements effective in 2005 in Note 1 to the Condensed Consolidated Financial Statements for the quarter ended March 31, 2005.

NON-GAAP MEASURES—The Company provides certain constant dollar comparisons, which eliminate the effect of foreign currency fluctuations on such comparisons, in this Quarterly Report on Form 10-Q. Constant dollars are calculated by translating the prior period financial information at the current period foreign exchange rates, thereby eliminating the effect of foreign currency fluctuations. Because of the significance of the Company's international operations and because of the significant fluctuation that has occurred in foreign currency values as compared to the U.S. Dollar, the Company believes that disclosing constant dollar comparisons in certain instances assists in the readers' understanding of the Company's consolidated financial statements. However, such comparisons may not reflect future changes in currency.

In this Quarterly Report on Form 10-Q the Company provides certain net sales and balance sheet comparisons which exclude the results of The Hockey Company. Since the Company acquired The Hockey Company effective June 30, 2004, The Hockey Company results are included in the Reebok Brand results from the acquisition date. The Company believes that disclosing comparisons excluding the results of The Hockey Company in certain instances assists in the readers' understanding of the Company's consolidated financial statements.

OPERATING RESULTS

First Quarter 2005 Compared to First Quarter 2004

Net sales for the quarter ended March 31, 2005 were $925.0 million, an increase of $93.1 million, or 11.2%, from the quarter ended March 31, 2004 net sales of $831.9 million. On a constant dollar basis, which eliminates the effect of currency exchange fluctuations, net sales for the quarter ended March 31, 2005 increased $77.7 million, or 9.2%. Worldwide sales of the Reebok Brand were $783.2 million in the first quarter of 2005, an increase of $86.3 million, or 12.4%, from $696.9 million in the first quarter of 2004.

The following table provides a reconciliation of net sales for the three months ended March 31, 2005 and 2004, excluding the sales of The Hockey Company:

	2005			2004
Net Sales	As Reported	The Hockey Company	Without The Hockey Company	As Reported
Reebok Brand:
U.S. Footwear	$272.7	$2.6	$270.1	$260.7
U.S. Apparel	113.6	5.9	107.7	97.9
International	396.9	15.7	381.2	338.3

Total Reebok Brand	$783.2	$24.2	$759.0	$696.9

Total Company	$925.0	$24.2	$900.8	$831.9

U.S. footwear sales of the Reebok Brand increased 4.6% to $272.7 million in the first quarter of 2005 from $260.7 million in the first quarter of 2004. During the quarter, the Company's full price, fill-in business for U.S. footwear increased and returns, cancellations and off-price close-out business declined as a percentage of sales when compared to the prior year's first quarter. Also during the first quarter of 2005, footwear and apparel sales in the Company's U.S. outlet stores were flat with the prior year's first quarter on a comparable store basis, in what the Company believes was a difficult retail environment.

As part of the Company's strategy to grow quality market share, the Company continues to invest in three key product and marketing platforms: Rbk, Performance, and Classic. The Company believes that its Rbk product and marketing platform, which was launched three years ago, has successfully introduced Reebok in a younger and fresher way. Many of its new technology products, such as The Pump, feature the Rbk branding. During the 2005 first quarter, the Company experienced an improvement in the performance of its Allen Iverson basketball products. Iverson is healthy, was the most valuable player in the NBA All-Star game and led the league in scoring for the 2004-2005 basketball regular season. During the 2005 first quarter, U.S. footwear sales of Rbk products increased double-digits driven by the strong sell-in of Rbk footwear products endorsed by music icons. The

Company believes that its strategy to market to younger consumers is working and as a result, U.S. footwear sales of Rbk products increased to about 16% of our U.S. footwear sales in the quarter.

With regard to the Company's Performance footwear products, it continues to drive its running business through its Premier line of running products. Since the Company launched Premier approximately two years ago, it believes it has been successful in improving its penetration into running specialty shops around the world. And, it believes that it is successfully executing its strategy to leverage the authenticity of Premier running products into other running product offerings in order to reach multiple channels of distribution and a broader consumer base with a greater range of price points. In the first quarter of 2005, U.S. footwear sales of sports performance products increased 8%. During the quarter, U.S. footwear sales of Reebok running products increased 19% over the prior year's first quarter. The Company's cleated business is also performing well which the Company believes is a result of its relationships with the four major sports leagues in the United States. Sales of football and baseball cleated product increased approximately 280% in the quarter.

The Company's third product and marketing platform, Reebok Classic, reported a worldwide constant dollar footwear sales increase of 4.3% in the quarter, although sales of Classic product did decline slightly in the U.S., consistent with the market trend to more technical product. Overall, the growth of Reebok Classic is being driven by the introduction of new products that are more contemporary and appeal to a younger consumer. The Company is continuing its product segmentation strategy for Reebok Classic product to ensure that the right product assortment is being offered in the right retail doors to satisfy our consumers' needs.

U.S. apparel sales of the Reebok Brand increased by 16.0% to $113.6 million in the first quarter of 2005 from $97.9 million in the first quarter of 2004. Excluding the sales of the Hockey Company in 2005, sales of U.S. apparel increased by 10.0%. The Company generated double-digit sales increases in both sports licensed and Reebok branded apparel in the first quarter of 2005 as compared to the first quarter of 2004. The Company's sports licensed products continue to perform well with strong sales increases to athletic specialty retailers, sporting goods dealers and team shops. During the quarter, sales of both NFL and NBA apparel products increased double digits. The Company is also beginning to experience success in its European region with its NFL licensed products. All key markets and countries in Europe are now selling NFL licensed products and certain new markets, such as Poland and the Middle East, just recently began selling product. Most of the sales increases have come from apparel, including women's NFL products, but sales of NFL headwear are also beginning to increase with some key accounts.

International sales of the Reebok Brand (including footwear and apparel) were $396.9 million in the first quarter of 2005, an increase of 17.3% from sales of $338.3 million in the first quarter of 2004. The Hockey Company sales represent approximately $15.7 million of the increase. International footwear sales increased 22.1% and international apparel sales increased by 11.2%. Changes in foreign currency exchange rates have favorably impacted these comparisons. On a constant dollar basis, international sales of the Reebok Brand increased $45.1 million, or 12.8%. International footwear sales increased approximately 17.4% and international apparel sales increased by approximately 7.0%. Substantially all of the international apparel sales increase is due to the inclusion of The Hockey Company sales in the 2005 first quarter. On a category basis, the sales improvement came from the Adventure, Classics, Training, Kids, Running, Tennis and Walking categories. Internationally our Rbk product sales currently represent less than 5% of total footwear sales.

In constant dollars, sales increased in the Company's Europe, Africa and Mideast region, in countries such as Austria, Belgium, Germany, Holland, Poland, Portugal, Russia, Scandinavia and the U.K., whereas sales declined in France, Italy and Spain. In the U.K., during the quarter the Company reported strong sales increases, with a double-digit constant dollar footwear sales increase and a 7% constant dollar apparel sales increase in the quarter. The Company's Asia Pacific region performed well in the quarter with double-digit sales increases in Australia, China, India, Japan and Korea. In Latin America, sales by the Company's independent distributors increased by 25% in the quarter and the Company again noted strong sales performance in virtually all of the countries in which it operates.

Rockport's sales for the first quarter of 2005 were $90.0 million, an increase of 3.6% from sales of $86.9 million in the first quarter of 2004. Domestic sales for the Rockport Brand decreased 1.4%, whereas international sales increased 11.3% as compared to the first quarter of 2004. Currency has favorably impacted these comparisons. On a constant dollar basis, international sales of the Rockport brand increased 6.4%. International revenues accounted for approximately 42% of Rockport's sales in the first quarter of 2005 as compared to 39% in the first quarter of 2004.

Sales of the Company's other brands, Ralph Lauren Footwear and The Greg Norman Collection, were $51.8 million in the first quarter of 2005, an increase of 7.7% from sales of $48.1 million in the first quarter of 2004.

The Company's overall gross margin was 40.3% of sales during the first quarter of 2005, which is an increase of 10 basis points when compared with the Company's gross margin of 40.2% in the first quarter of 2004. During the quarter, the Company's footwear margins improved but were partially offset by a decline in its apparel margins. The Company's international margins improved, helped by favorable currency comparisons that were partially offset by the impact of price adjustments to competitively value the product line at retail and by the impact of closeouts. The gross impact of currency movements contributed approximately 85 basis points to the consolidated margins in the quarter. However, the net improvement in the international margins had the effect of improving consolidated margins by only 58 basis points in the quarter.

Selling, general and administrative expenses for the first quarter of 2005 were $303.9 million, or 32.9% of sales, an increase of $37.8 million when compared to $266.1 million, or 32.0% of sales, for the first quarter of 2004. During the quarter, the Company launched its largest global integrated marketing and advertising campaign in nearly a decade and significantly increased its overall advertising spend for the Reebok Brand. The "I Am What I Am" marketing campaign celebrates authenticity and individuality and the Company believes that it is both relevant and inspiring for young consumers. In several key markets in Europe the Company's advertising spending more than tripled. The coordinated launch of the "I Am What I Am" campaign in Europe covered thirteen countries including the U.K., France, Spain and Italy. As a result of these investments in the quarter, the Company's total Reebok Brand advertising expense increased approximately 40% as compared with 2004's first quarter.

For the quarter ended March 31, 2005, other expenses, net, was income of $1.2 million. Included in other expenses, net, is the amortization of finite-lived intangibles, certain currency gains and losses and other non-operating expenses.

Net interest expense was $2.7 million for the quarter ended March 31, 2005, a decrease of $0.9 million as compared to the first quarter of 2004. Interest expense increased $0.5 during the first quarter of 2005 and interest income increased $1.4 million for the first quarter of 2005 as compared to the first quarter of 2004. The increase in interest income is due to increased interest rates.

The Company's effective income tax rate was 30.08% for the first quarter of 2005 as compared to 30.50% for the first quarter of 2004. The Company expects that its full year 2005 effective income tax rate will be in the range of 30% to 31%. The estimated 2005 tax rate is based on current tax law and the current expected geographic mix of our earnings. Under current accounting rules, the tax rate could, and is expected to, fluctuate on a quarterly basis depending on the jurisdictions in which profits are considered to be earned, changes in estimates of credits and deductions, the resolution of issues arising from tax audits with various taxing authorities and the ability to realize deferred tax assets.

Reebok Brand Backlog of Open Orders

Worldwide backlog of open customer orders (including The Hockey Company) scheduled for delivery during the period April 1, 2005 through September 30, 2005 for the Reebok Brand increased 4.2% as compared to the same period last year. Backlog in constant dollars is calculated by translating the 2004 backlog at the 2005 foreign exchange rates, thereby eliminating the effect of currency fluctuations on the comparisons.

Comparisons regarding orders scheduled for delivery for the period April 1, 2005 through September 30, 2005 for the Reebok Brand are as follows:

	As Reported Percentage Change 2005/2004
	Reported Dollars		Constant Dollars
USA:
Footwear	+	4.6%	+	4.6%
Apparel	+	7.3%	+	7.3%
Total Domestic	+	5.4%	+	5.4%
International:
Footwear	+	11.4%	+	5.3%
Apparel	-	6.6%	-	11.2%
Total International	+	2.6%	-	2.7%
Total Reebok Brand:
Footwear	+	7.0%	+	4.9%
Apparel	-	0.5%	-	3.3%
Total Reebok Brand	+	4.2%	+	1.8%

The inclusion of The Hockey Company in the Company's open backlog is favorably affecting comparisons since most of The Hockey Company's open backlog relates to the second quarter of 2005 and the Company did not acquire The Hockey Company until June 2004. The Company's backlog position is not necessarily indicative of future sales because a significant portion of the Company's business, including sales by Company-owned retail stores, Rockport, Ralph Lauren Footwear and The Greg Norman Collection are not included in the backlog. In addition, many markets are not included in open orders since sales are made by independent distributors. Finally, many orders may be cancelled, currency may fluctuate and the ratio of future orders to "at once" shipments may vary from year to year.

Liquidity and Sources of Capital

At March 31, 2005, the Company's working capital was $1.118 billion compared to $1.051 billion at December 31, 2004 and $1.217 billion at March 31, 2004. The current ratio, a comparison of current assets to current liabilities, was 2.5 to 1 at March 31, 2005 compared to 2.3 to 1 at December 31, 2004 and 3.3 to 1 at March 31, 2004. The decrease in the current ratio from March 31, 2004 to March 31, 2005 is primarily due to the purchase of The Hockey Company for $197.7 million in cash (net of cash received) during the second quarter of 2004 and to the increase in the current portion of long term debt of $100.0 million as a result of the Company's 6.75% debentures becoming payable during 2005.

Accounts receivable at March 31, 2005 were $707.7 million compared to $564.3 million at March 31, 2004. Inventory at March 31, 2005 were $470.2 million compared to $408.8 million at March 31, 2004. The increases in inventory and accounts receivable are primarily related to the Company's acquisition of The Hockey Company and to the effects of currency. Excluding the impact of The Hockey Company and currency, inventory decreased approximately $13.8 million or 3% and accounts receivable increased approximately $83.0 million or 15%. Much of the Company's sales growth was in regions where the days sales outstanding in receivables ("DSOs") are longer than the Company's average and, as a result, the Company's DSOs increased from the prior year's first quarter.

The following table sets forth a reconciliation between inventory and receivables as of March 31, 2005 and 2004, excluding the effect of currency and The Hockey Company:

	March 31,
Inventory	2005	2004	Increase/ Decrease
Balance as reported	$470.2	$408.8	15.0%
Less:
Effect of currency	(9.1)
The Hockey Company	(66.1)

	$395.0	$408.8	-3.4%

	March 31,
Accounts Receivable	2005	2004	Increase/ Decrease
Balance as reported	$707.7	$564.3	25.4%
Less:
Effect of currency	(18.2)
The Hockey Company	(42.1)

	$647.4	$564.3	14.7%

Cash used for operations during the first three months of 2005 was $57.4 million, as compared to cash used for operations of $70.1 million during the first three months of 2004. Capital expenditures for the three months ended March 31, 2005 were $10.5 million and $8.2 million for the first three months of 2004. The capital expenditures are primarily related to the Company's European regionalization, the rollout of SAP, the enhancement of its sports licensing operations capability, and retail and other facility requirements internationally.

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

During the three months ended March 31, 2005, the Company acquired 40,000 shares of its common stock for $1.8 million. Also, during the three month period ended March 31, 2005, the Company paid cash dividends in the amount of $0.15 per share, or $9.0 million in the aggregate.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Our market risks, and the ways we manage them, are summarized in management's discussion and analysis of financial condition and results of operations as of December 31, 2004, included in the Company's Form 10-K for the year ended December 31, 2004. There have been no material changes in the first three months of 2005 to such risks or our management of such risks.

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

Item 1. Legal Proceedings.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(e)
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs (in Thousands)
January 1, 2005 through January 31, 2005				$67,517
February 1, 2005 through February 28, 2005				$67,517
March 1, 2005 through March 31, 2005	40,000	$44.11	40,000	$65,753

TOTALS	40,000	$44.11	40,000	$65,753

In February 2004 the Company's Board of Directors approved the continuation of the Company's share repurchase programs that had been previously authorized by the Board and authorized the repurchase of an additional $111.0 million of the Company's common stock in the open market or privately negotiated transactions. This brought the total authorized repurchases remaining under this program, as of the date of the Board's approval, to approximately $150.0 million. During the three months ended March 31, 2005, the Company acquired 40,000 shares of its common stock for approximately $1.8 million. As of March 31, 2005, the Company had approximately $65.8 million available for future repurchases of its common stock under these Board authorized programs.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits

None.

Other Exhibits & Certifications

31.1
Certification of Paul Fireman, Chairman and Chief Executive Officer, dated May 3, 2005, and made pursuant to Rule 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification of Kenneth Watchmaker, Executive Vice President and Chief Financial Officer, dated May 3, 2005, and made pursuant to Rule 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification of Paul Fireman, Chairman and Chief Executive Officer, dated as of May 3, 2005, and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2
Certification of Kenneth Watchmaker, Executive Vice President and Chief Financial Officer, dated as of May 3, 2005, and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 3, 2005
REEBOK INTERNATIONAL LTD.
	BY:	/s/ KENNETH WATCHMAKER Kenneth Watchmaker Executive Vice President and Chief Financial Officer