Form 10-Q
period 2005-06-30
REEBOK INTERNATIONAL LTD
filed 2005-08-09
CIK 770949

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 under the Securities Exchange Act of 1934).  Yes ☒ No ☐

The total number of shares of the Registrant’s Common Stock, par value $.01 per share, outstanding on August 4, 2005 was 59,733,130.

REEBOK INTERNATIONAL LTD.

PART I  -  FINANCIAL INFORMATION

Item 1.  Financial Statements.

Reebok International Ltd.

Condensed Consolidated Balance Sheets

Amounts in thousands, except per share data

	June 30,		December 31,
	2005	2004	2004
	(Unaudited)		(See Note 1)
Assets
Current Assets:
Cash and cash equivalents	$455,594	$501,377	$565,233
Accounts receivable, net of allowance for doubtful accounts (June 2005, $77,082; June 2004, $76,579; December 2004, $81,280)	670,006	623,264	660,599
Inventory	541,049	539,392	458,435
Deferred income taxes	118,768	116,697	111,516
Prepaid expenses and other current assets	107,136	64,640	61,730
Total current assets	1,892,553	1,845,370	1,857,513

Property and equipment, net	183,421	160,542	183,799
Other non-current assets:
Goodwill, net	126,909	82,817	124,125
Intangibles, net of amortization	195,592	199,881	196,138
Deferred income taxes	44,440	19,511	44,892
Other	30,932	29,736	34,161
Total Assets	$2,473,847	$2,337,857	$2,440,628

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable to banks	$64,122	$15,772	$63,179
Current portion of long-term debt	100,295	152,907	100,627
Accounts payable	170,591	183,257	183,853
Accrued expenses and other current liabilities	312,782	359,955	386,725
Income taxes payable	71,306	39,834	71,930
Total current liabilities	719,096	751,725	806,314

Long-term debt, net of current portion	359,663	452,880	360,126
Minority interest	9,923	14,039	8,514
Other long-term liabilities	45,461	21,730	45,718
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $.01; authorized 250,000 shares; issued shares: June 2005, 102,336; June 2004, 101,924; December 2004, 101,827	1,023	1,019	1,018
Retained earnings	2,073,007	1,874,318	1,985,324
Less shares in treasury at cost: June 2005, 42,619; June 2004, 42,619; December 2004, 42,619	(780,510)	(780,510)	(780,510)
Unearned compensation	(6,718)	(2,054)	(5,804)
Accumulated other comprehensive gain	52,902	4,710	19,928
Total Stockholders’ Equity	1,339,704	1,097,483	1,219,956
Total Liabilities and Stockholders’ Equity	$2,473,847	$2,337,857	$2,440,628

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Reebok International Ltd.

Condensed Consolidated Statements of Income (Unaudited)

Amounts in thousands, except per share data

	Three Months Ended		Six Months Ended
	June 30		June 30
	2005	2004	2005	2004

Net sales	$876,235	$813,565	$1,801,271	$1,645,425

Costs and expenses:
Cost of sales	520,657	495,788	1,072,733	993,530
Selling, general and administrative expenses	299,105	271,113	602,980	537,241
Loss on early extinguishment of debt		10,228		10,228
Interest expense, net	2,634	1,643	5,310	5,187
Other expense, net	1,495	2,891	2,682	4,726
	823,891	781,663	1,683,705	1,550,912

Income before income taxes and minority interest	52,344	31,902	117,566	94,513
Income taxes	14,971	9,730	34,590	28,826
Income before minority interest	37,373	22,172	82,976	65,687
Minority interest	285	420	2,659	2,830

Net income	$37,088	$21,752	$80,317	$62,857

Basic earnings per share:	$.62	$.36	$1.35	$1.05

Diluted earnings per share:	$.60	$.35	$1.29	$.98

Dividends per common share:			$.15	$.15

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Reebok International Ltd.

Condensed Consolidated Statements of Cash Flows (Unaudited)

Amounts in thousands, except per share data

	Six Months Ended June 30,
	2005	2004

Cash flows from operating activities:
Net income	$80,317	$62,857
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization	23,022	17,952
Minority interest	2,659	2,830
Loss on early extinguishment of debt		10,228
Deferred income taxes	(4,354)	(13,660)
Changes in operating assets and liabilities, excluding the effect of acquisitions:
Accounts receivable	(30,039)	(19,460)
Inventory	(93,020)	(120,558)
Prepaid expenses and other	(19,108)	(19,805)
Accounts payable and accrued expenses	(34,665)	4,406
Income taxes payable	4,021	27,123
Total adjustments	(151,484)	(110,944)
Net cash used for operating activities:	(71,167)	(48,087)

Cash flows used for investing activities:
Payments to acquire property and equipment	(22,488)	(15,795)
Acquisition of The Hockey Company (net of cash received)		(193,052)
Net cash used for investing activities	(22,488)	(208,847)

Cash flows (used for) provided by financing activities:
Net borrowings of notes payable to banks	5,811	8,091
Re-payments of long-term debt	(112)	(255,638)
Net proceeds from issuance of convertible debentures		350,000
Proceeds from issuance of common stock to employees	16,162	18,777
Dividends paid	(8,952)	(8,972)
Repurchase of common stock	(5,655)	(40,321)
Net cash (used for) provided by financing activities	7,254	71,937

Effect of exchange rate changes on cash and cash equivalents	(23,238)	(7,225)
Net decrease in cash and cash equivalents	(109,639)	(192,222)
Cash and cash equivalents at beginning of period	565,233	693,599
Cash and cash equivalents at end of period	$455,594	$501,377
Supplemental disclosures of cash flow information:
Interest paid	$14,425	$14,733
Income taxes paid	$33,690	$11,658

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Reebok International Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands, except per share data)

SUMMARY OF
SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods.  The interim financial information and notes thereto should be read in conjunction with the Company’s latest annual report on Form 10-K.  The results of operations for the three months and six months ended June 30, 2005 are not necessarily indicative of results to be expected for the entire year.

The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Reclassification

Certain amounts in prior periods have been reclassified to conform to the 2005 presentation.  These reclassifications had no impact on previously reported results of operations or stockholders’ equity.

Accounting for Stock-Based Compensation

At June 30, 2005, the Company had stock-based employee compensation plans.  The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations.  The Company’s policy is to grant stock options with an exercise price equal to the market value at the date of the grant, and accordingly no compensation expense is recognized.  The Company provides pro forma disclosures of the compensation expense determined under the fair value provisions of Financial Accounting Standards Board Statement No. 123, “Accounting for Stock-Based Compensation.”  The Company expects to adopt FASB Statement No. 123 (revised 2004) “Share-Based Payment” (“SFAS 123R”) on January 1, 2006.  The standard requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  See Recently Issued Accounting Standards below.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period.  The Company’s pro forma information follows (in thousands, except for earnings per share information):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Net income	$37,088	$21,752	$80,317	$62,857
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards net of related tax effect	2,914	3,171	5,368	3,139
Pro forma net income	$34,174	$18,581	$74,949	$59,718

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Basic earnings per share:
As reported	$.62	$.36	$1.35	$1.05
Pro forma	$.58	$.32	$1.27	$1.01
Diluted earnings per share:
As reported	$.60	$.35	$1.29	$.98
Pro forma	$.55	$.30	$1.22	$.95

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Risk-free interest rates	3.7%	2.8%	3.7%-4.1%	2.8%-3.3%
Dividend yields	.69%	.74%-.76%	.69% to .71%	.82%-.86%
Volatility factors of the expected market price of the Company’s common stock	.22	.33	.21-.22	.31-.33
Weighted-average expected life of the option	3.5 years	3.5 years	3.5 years	3.5 years

Net income, as reported, included $740 and $258 of restricted stock-based compensation expense for the three months ended June 30, 2005 and 2004, respectively, and $1,432 and $491 of restricted stock-based compensation expense for the six months ended June 30, 2005 and 2004, respectively.

Recently Issued Accounting Standards

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123 (revised 2004) “Share-Based Payment” (“SFAS 123R”), which is a revision of Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”).  SFAS 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends FASB Statement No. 95, “Statement of Cash Flows”.  SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  Pro forma disclosure is no longer an alternative.

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

The provisions of this statement are effective as of the beginning of the first fiscal year beginning after June 15, 2005.  The Company expects to adopt the standard on January 1, 2006.  The Company is evaluating the requirements of SFAS 123R and has not determined its method of adoption, however, the Company does not believe that SFAS 123R will have a material impact on its financial position or results of operations.

SPECIAL CHARGES

Details of the special charge activity during the six months ended June 30, 2005 are as follows:

		Employee
		Severance	Marketing
	Total	And Other	Contracts

Balance, December 31, 2004	$7,064	$1,264	$5,800
2005 Utilization	(2,064)	(1,264)	(800)
Balance, June 30, 2005	$5,000	$0	$5,000

The remaining accrual is comprised primarily of a contractual marketing obligation and will be utilized over the next few years as this contractual obligation comes due.  The short-term portion of the accrual, or $1,600, is included in accrued expenses with the balance of $3,400 included in other long-term liabilities.

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

The following table sets forth the computation of basic and diluted earnings per share (amounts in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income	$37,088	$21,752	$80,317	$62,857
Numerator for diluted earnings per share:
Net income	$37,088	$21,752	$80,317	$62,857
Interest on 4.25% convertible debentures, net of income taxes		959		2,805
Interest on 2.00% convertible debentures, net of income taxes	184	124	370	124
Net income	$37,272	$22,835	$80,687	$65,786
Denominator for basic earnings per share:
Weighted average shares	59,775	59,652	59,409	59,666
Denominator for diluted earnings per share:
Weighted average shares	59,775	59,652	59,409	59,666
Effect of dilutive securities:
Dilutive employee stock options and warrants	1,819	1,959	1,894	2,107
Assumed conversion of 4.25% convertible Debentures		3,349		4,916
Assumed conversion of 2.00% convertible Debentures	1,038	696	1,038	350
	62,632	65,656	62,341	67,039

Basic earnings per share:	$.62	$.36	$1.35	$1.05
Diluted earnings per share:	$.60	$.35	$1.29	$.98

COMPREHENSIVE INCOME

The following table sets forth the computation of comprehensive income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income	$37,088	$21,752	$80,317	$62,857
Changes in foreign currency translation adjustments	(22,771)	(1,965)	(35,214)	(4,398)
Net change due to hedging instruments in accordance with FAS 133	40,383	21,656	68,188	31,323
Comprehensive income	$54,700	$41,443	$113,291	$89,782

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

ACQUISITION OF COMMON STOCK

Under various share repurchase programs, the Board of Directors has authorized the repurchase of the Company’s common stock in the open market or privately negotiated transactions.  During the six months ended June 30, 2005, the Company acquired 130,000 shares of treasury stock for approximately $5.7 million.  In May 2005, the Board approved the continuation of the Company’s repurchase program and authorized the repurchase of an additional $88.0 million of the Company’s common stock.  As of June 30, 2005, the Company had approximately $150.0 million available for future repurchases of its common stock under these Board authorized programs.

SUBSEQUENT EVENTS

The Company has entered into an Agreement and Plan of Merger, dated as of August 2, 2005 (the “Merger Agreement”), with adidas-Salomon AG (“Adidas”) and Ruby Merger Corporation, a Massachusetts corporation which is wholly-owned by Adidas or one or more wholly-owned subsidiaries of Adidas (“Merger Sub”).  Pursuant to the Merger Agreement, Merger Sub will merge with and into the Company (the “Merger”), with the Company continuing as the surviving corporation.  Pursuant to the Merger Agreement, at the effective time of the Merger, each outstanding share of common stock, par value $.01 per share, of the Company (the “Shares”), other than any Shares owned by the Company or any direct or indirect wholly-owned subsidiary of the Company, or by any stockholders who are entitled to and who properly exercise appraisal rights under Massachusetts law, will be canceled and converted automatically into the right to receive $59.00 in cash, without interest.  All outstanding options to purchase shares of common stock, restricted shares and deferred shares of common stock of the Company will be canceled and converted into the right to receive $59.00 per restricted share, deferred share or share of common stock underlying such option less, in the case of options, the exercise price thereof, without interest.

The Merger is conditioned, among other things, on the adoption of the Merger Agreement by the stockholders of the Company and the termination or expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and certain other regulatory approvals.

The Merger Agreement contains certain termination rights and provides that, upon the termination of the Merger Agreement under specified circumstances, the Company may be required to pay Adidas a termination fee equal to $100.0 million.  In the event the Merger Agreement is terminated for failure to obtain required antitrust approvals, Adidas may be required to pay to the Company a termination fee equal to $75.0 million.

On July 15, 2005, the Company completed the sale of Ralph Lauren Footwear Co., Inc. (“RLF”), a wholly owned subsidiary of the Company and Polo Ralph Lauren Corporation’s footwear licensee, to Polo Ralph Lauren Corporation (“Polo”) for a gross purchase price of $108.9 million, subject to certain post-closing adjustments.  It is expected that the sale will result in an after-tax gain to the Company of approximately $45.0 million to $50.0 million, which will be recorded in the third quarter of 2005.  Upon the closing of the transaction, the agreement under which RLF acted as Polo’s footwear licensee was terminated.  The Company will continue to provide certain transition services to Polo for a period of up to eighteen months.  The fees received for such services will approximate the expenses incurred.

On July 1, 2005, the Company entered into a new five-year revolving credit agreement in the amount of $300.0 million (“The Agreement”) with its bank group.  The Agreement includes a letter of credit sub-facility in the amount of $200.0 million as well as a revolving credit facility, which is available to finance the short-term working capital needs of the Company, if required.  As part of the Agreement, the Company is required to pay certain commitment fees on the unused portion of the revolving credit facility.  The Agreement contains various covenants including the requirement to maintain a minimum interest coverage ratio and debt to adjusted earnings ratio. Under the terms of the Agreement, there are various options under which interest is calculated.  The Agreement replaces the Company’s credit agreement which was entered into in 2002.

Item 2.  Management’s Discussion and Analysis of Results of Operations and Financial Condition.

SPECIAL NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements about the Company’s sales, revenues, earnings, spending, margins, cash flow, future orders, inventory, products, actions, plans, strategies, objectives, guidance with respect to the Company’s future operating results and estimates of gains on the sale of Ralph Lauren Footwear Co., Inc. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” “project,” “will be,” “will continue,” “will result,” “could,” “may,” “might,” or any variations of such words or other words with similar meanings.  Any such statements are subject to risks and uncertainties that could cause the Company’s actual results to differ materially from the results discussed in such forward-looking statements.  Prospective information is based on management’s then current expectations or forecasts.  Such information is subject to the risk that such expectations or forecasts, or the assumptions underlying such expectations or forecasts, may change.  The Company assumes no obligation to update any such forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

Risks and uncertainties that could affect the Company’s actual results and could cause such results to differ materially from those contained in forward-looking statements made by or on behalf of the Company include, but are not limited to, the following: economic conditions in the Company’s major markets; competition; shifts in consumer preferences; the ability to maintain advantageous licenses with the Company’s licensors; risks associated with the Company’s international sales, distribution and manufacturing; increases in raw material prices; the Company’s ability to manage and forecast its growth and inventories; the loss of significant customers or suppliers; and the effect of currency fluctuations.  In addition, the European Union (“EU”) is conducting anti-dumping investigations regarding the importation into the EU of footwear manufactured in China, Vietnam and India.  While the outcome of these investigations is uncertain, they could result in the imposition by the EU of additional import duties on certain Reebok and Rockport branded footwear, which could increase the cost of footwear imported into the EU by the Company and other brands.  A number of companies in the footwear industry, including the Company, are aggressively defending against the imposition of such duties by the EU.  This list of risk factors is not exhaustive.  Other risks and uncertainties are discussed elsewhere in this report and in further detail under the caption entitled “Issues and Uncertainties” included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, which has been filed with the Securities and Exchange Commission.  The Company operates in a highly competitive and rapidly changing environment.  Therefore, new risk factors can arise, and it is not possible for management to predict all such risk factors, nor to assess the impact of all such risk factors on the Company’s business or the extent to which any individual risk factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement.  With respect to any statements concerning future orders, the Company’s backlog position is not necessarily indicative of future sales because a significant portion of the Company’s business, including sales by Company-owned retail stores, Rockport and The Greg Norman Collection are not included in the backlog.    In addition, many markets are not included in open orders since sales are made by independent distributors.  Finally, many orders may be cancelled, currency may fluctuate and the ratio of future orders to “at once” shipments may vary from year to year.

CRITICAL ACCOUNTING POLICIES—The Company’s significant accounting policies are described in Note 1 to the consolidated financial statements included in Item 8 in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.  The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis the Company evaluates its estimates, including those related to sales returns and allowances, the realizability of outstanding accounts receivable, the carrying value of inventories, hedging policies, and the provision for income taxes.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  However, results may differ from these estimates under different assumptions or conditions.  The Company is not aware of any trends, demands, commitments, events or uncertainties that are reasonably likely to occur that would materially affect the methodology, the assumptions described, or accounting estimates used. There have been no material changes made to the accounting estimate in the past three years.  In the past, actual results have not been materially different from the Company’s estimates.  Management has discussed the development and selection of its accounting estimates, and the Management’s Discussion and Analysis disclosure regarding these estimates, with the Company’s audit committee.

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

Inventory Valuation

The Company values its inventory at the lower of cost (first-in, first-out method) or market.  Market value is estimated based upon assumptions made about future demand and retail market conditions.  If the Company determines that the estimated market value of its inventory is less than the carrying value of such inventory, the Company provides a reserve for such difference as a charge to cost of sales.  If actual market conditions are more or less favorable than those projected by the Company, further adjustments may be required that would decrease or increase the Company’s cost of sales, which would increase or decrease net income in the period in which they were recorded.

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

Some of the contracts provide for payments based upon endorsers maintaining a level of performance in their sport over an extended period of time (e.g., maintaining a top ranking in a sport for a year). These amounts are reported in selling and administrative expense when the Company determines that it is probable that the specified level of performance will be maintained throughout the period. In these instances, to the extent that actual payments to the endorser differ from the Company’s estimate due to changes in the endorser’s athletic performance, increased or decreased selling and administrative expense may be reported in a future period.

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

Income Taxes

The carrying value of the Company’s net deferred tax assets assumes that the Company will be able to generate sufficient future taxable income in certain tax jurisdictions to realize the value of these assets.  If the Company is unable to generate sufficient future taxable income in these jurisdictions, an adjustment may be required to the net carrying value of the deferred tax assets resulting in additional income tax expense in the Company’s consolidated statement of income thereby reducing net income.  Management evaluates the realizability of the deferred tax assets and assesses the need for any valuation adjustment quarterly.

RECENTLY ISSUED ACCOUNTING STANDARDS—The Company has described the impact anticipated from the adoption of certain new accounting pronouncements effective in 2005 in Note 1 to the Condensed Consolidated Financial Statements for the quarter ended June 30, 2005.

NON-GAAP MEASURES—The Company provides certain constant dollar comparisons, which eliminate the effect of foreign currency fluctuations on such comparisons, in this Quarterly Report on Form 10-Q.  Constant dollars are calculated by translating the prior period financial information at the current period foreign exchange rates, thereby eliminating the effect of foreign currency fluctuations.  Because of the significance of the Company’s international operations and because of the significant fluctuation that has occurred in foreign currency values as compared to the U.S. Dollar, the Company believes that disclosing constant dollar comparisons in certain instances assists in the readers’ understanding of the Company’s consolidated financial statements.  However, such comparisons may not reflect future changes in currency.

In this Quarterly Report on Form 10-Q the Company provides certain net sales and balance sheet comparisons that exclude the results of The Hockey Company.  Because the Company acquired The Hockey Company effective June 30, 2004, The Hockey Company results were not included in the Reebok Brand for the six months ended June 30, 2004.  The Company believes that disclosing comparisons excluding the results of The Hockey Company in certain instances assists in the readers’ understanding of the Company’s consolidated financial statements.

OPERATING RESULTS

Second Quarter 2005 Compared to Second Quarter 2004

Net sales for the quarter ended June 30, 2005, were $876.2 million, an increase of $62.6 million, or 7.7%, from the quarter ended June 30, 2004 net sales of $813.6 million.  On a constant dollar basis, which eliminates the effect of currency exchange fluctuations, net sales for the quarter ended June 30, 2005, increased $49.1 million, or 5.9%, as compared to the second quarter of 2004.  The inclusion of The Hockey Company accounted for most of the increase.  Worldwide sales of the Reebok Brand were $740.1 million in the second quarter of 2005, an increase of $59.1 million, or 8.7%, from $681.0 million in the second quarter of 2004.

The following table provides a reconciliation of net sales for the three months ended June 30, 2005 and 2004, excluding the sales of The Hockey Company (in millions):

	2005			2004
Net Sales	As Reported	The Hockey Company	Without The Hockey Company	As Reported
Reebok Brand:
U.S. Footwear	$281.2	$4.3	$276.9	$279.3
U.S. Apparel	109.2	9.2	100.0	89.6
International	349.7	34.8	314.9	312.1
Total Reebok Brand	$740.1	$48.3	$691.8	$681.0

Total Company	$876.2	$48.3	$827.9	$813.6

U.S. footwear sales of the Reebok Brand increased 0.7% to $281.2 million in the second quarter of 2005 from $279.3 million in the second quarter of 2004.  The inclusion of The Hockey Company accounted for the increase.  During the quarter, as a percentage of sales, the Company’s full price, fill-in business for U.S. footwear was flat and cancellations declined when compared to the second quarter of 2004.  Also during the second quarter of 2005, footwear and apparel sales in the Company’s U.S. outlet stores declined as compared with the prior year’s second quarter because the Company is repositioning these stores for more profitable long-term growth.

The Company continues to invest in its three key product and marketing platforms: Performance, Rbk and Classic.  During the quarter, Reebok sales of Performance footwear products increased by 23.6% on a worldwide basis.  The Company saw a shift to more technical performance products, particularly in the U.S. market.  Sales were up in most of the Performance categories including basketball, running, cleated, tennis and training.  The Company believes that footwear technology continues to play an important role in its performance positioning.  During the quarter the Company introduced its newest Pump technology, which it refers to as The Pump 2.0.  This new self-inflating Pump technology will be featured across multiple product categories during the second half of the year, including basketball and running, for both men and women.

The Company believes that its Rbk product and marketing platform continues to evolve into a broader initiative across multiple categories for both men and women.  During the 2005 second quarter, U.S. footwear sales of Rbk products increased 6.6%.  The Company plans to launch a new line of Rbk fashion Classic product specifically designed for women in 2006.  The Company also intends to market additional music products pertaining to new associations with selected music icons, thereby broadening the number of collections and marketing themes that the Company brings to retail.

During the three and six month periods, worldwide sales of Reebok Classic footwear increased.  In the U.S., where the Company believes the market has turned towards more technical performance products, sales of Classic footwear declined 12.8%.  This decline occurred primarily with one of the Company’s key retail partners.  This retail partner experienced some slowdown in the rate of sale of the Company’s Classic leather products as compared with its internal plans.

U.S. apparel sales of the Reebok Brand increased by 21.9% to $109.2 million in the second quarter of 2005 from $89.6 million in the second quarter of 2004.  The Hockey Company accounted for approximately one-half of the increase.  The Company generated a strong double-digit sales increase in its sports licensed apparel business in the quarter.  The Company’s sports licensed products continue to perform well with strong sales increases to athletic specialty retailers, sporting goods dealers, team shops and on the internet.  The sales increase this quarter was also due to the fact that in last year’s second quarter the Company was implementing new systems and procedures in its Indianapolis licensed apparel facility, which caused a temporary slowdown and some disruption in its ability to ship during the second quarter of 2004.  The new systems are performing well this year, and June 2005 was the highest shipping month ever for this facility as through-put per labor hour increased and the costs decreased.  Sales during the quarter in Reebok’s U.S. branded apparel business were about the same as in the prior year’s second quarter.

International sales of the Reebok Brand (including footwear and apparel) were $349.7 million in the second quarter of 2005, an increase of 12.0% from sales of $312.1 million in the second quarter of 2004.  The Hockey Company sales included therein were $34.8 million.  International footwear sales increased 22.8% and international apparel sales decreased by 1.0%.  Changes in foreign currency exchange rates have favorably impacted these comparisons.  On a constant dollar basis, international sales of the Reebok Brand increased $25.8 million, or 8.0%.  International footwear sales increased 18.6% and international apparel sales decreased by 4.9%.  On a category basis, most of the footwear sales improvement came from the Classic, running, adventure and kids categories.

In the U.K., footwear sales increased by 38.2% during the second quarter of 2005 as compared with the same period last year.  However, U.K. apparel sales declined by 25.4% in the quarter.  Most of the apparel decline is attributable to Liverpool Football Club shirt sponsorship questions (not related to Reebok) that were unresolved during the first half of 2005.  Because of these issues, the Company was unable to take its Liverpool Football Club shirts to market.  These issues have been resolved and the Company believes that its licensed apparel sales performance in the U.K. should improve in the second half of the year.   In constant dollars, sales increased in Germany, Poland, Spain, Switzerland and Turkey whereas sales declined in

France and Italy.  Over the past six months the Company has installed new management teams in both France and Italy.  The Company is hopeful that with new leadership in these markets and with the investments it is making in advertising and marketing in Europe, it will begin to see progress in France and Italy beginning in 2006.  In Europe during the first six months of 2005, the Company increased its advertising expenditure by 75% over the comparable period last year.

The Company’s footwear business in the Asia Pacific region also performed well in the quarter with sales increases in China, India, Japan, Korea and to its independent distributors in the region.  In Latin America, sales by the Company’s Mexican subsidiary increased by 34% in the second quarter of 2005 and sales by the Company’s independent distributors in this region increased in most of the countries in which they operate.

Rockport’s sales for the second quarter of 2005 were $85.6 million, a decrease of 2.7% from sales of $88.0 million in the second quarter of 2004.  The Company believes that the quality of Rockport’s sales has improved as closeout sales declined in the quarter.  Domestic sales for the Rockport Brand decreased 4.6% while international sales for the Rockport brand increased 1.0% as compared to the second quarter of 2004.  Currency has favorably impacted these comparisons.  On a constant dollar basis, international sales of the Rockport Brand decreased 3.2%.  International revenues accounted for approximately 34% of Rockport’s sales in the second quarter of 2005 as compared to 33% in the second quarter of 2004.

Sales of the Company’s other brands, Ralph Lauren Footwear and The Greg Norman Collection, were $50.5 million in the second quarter of 2005, an increase of 13.2% from sales of $44.6 million in the second quarter of 2004.

The Company’s overall gross margin was 40.6% of sales during the second quarter of 2005, which is an increase of 150 basis points when compared with the Company’s gross margin of 39.1% in the second quarter of 2004.  During the quarter, the Company’s gross margins improved both in the U.S. and internationally.  However, most of the improvement came from the Company’s  international markets.

Selling, general and administrative expenses for the second quarter of 2005 were $299.1 million, or 34.1% of sales, an increase of $28.0 million when compared to $271.1 million, or 33.3% of sales, for the second quarter of 2004.  Approximately half of the increase in SG&A was due to the inclusion of The Hockey Company.  The Company’s new “I Am What I Am” campaign for the Reebok Brand, which was launched in the first quarter of 2005, is the Company’s largest global integrated marketing and advertising campaign in nearly a decade.  During the quarter the Company introduced several new celebrities to be featured in the campaign including sports, music and entertainment personalities.

During the first quarter of 2005, the Company began to integrate The Hockey Company’s business into the Reebok Brand on both a product and geographic basis.  The Company had originally planned to move only The Hockey Company’s operations, including their warehouse and distribution facilities, into newly constructed headquarters in Montreal in the first quarter of 2005.  This move was delayed until the second quarter of 2005 because the Company decided to also move the Company’s Canadian operations to these facilities.  The Company has also decided to integrate its Reebok operations and The Hockey Company operations in Scandinavia beginning in the second half of 2005.  As a result of these actions, the Company will incur certain one-time integration costs during the second half of 2005 which are currently estimated to be in the range of $9.0 on a pre-tax basis.  These costs relate to carrying redundant workforces and facilities for a period of time and to severance and other wind-down expenses.  The Company believes that this newly created organization will position Reebok and The Hockey Company for future growth by driving a consistent brand image with greater efficiencies in both Canada and Scandinavia.

For the quarter ended June 30, 2005, other expenses, net, was income of $1.5 million.  Included in other expenses, net, is the amortization of finite-lived intangibles, certain currency gains and losses and other non-operating expenses.

Net interest expense was $2.6 million for the quarter ended June 30, 2005, an increase of $1.0 million as compared to the second quarter of 2004.  Interest expense increased $1.6 during the second quarter of 2005 and interest income increased $0.6 million for the second quarter of 2005 as compared to the second quarter of 2004.

The Company’s effective income tax rate was 28.6% for the second quarter of 2005 as compared to 30.5% for the second quarter of 2004.  The Company expects that its full year 2005 effective income tax rate will be approximately 29.5%, which also approximates the rate for the first half of 2005.  The estimated 2005 tax rate is based on current tax law and the current expected geographic mix of the Company’s earnings.  Under current accounting rules, the tax rate could, and is expected to, fluctuate on a quarterly basis depending on the jurisdictions in which profits are considered to be earned, changes in estimates of credits and deductions, the resolution of issues arising from tax audits with various taxing authorities and the ability to realize deferred tax assets.

First Six Months of 2005 Compared to First Six Months of 2004

Net sales for the six months ended June 30, 2005, were $1.801 billion, an increase of $155.9 million, or 9.5%, from the six months ended June 30, 2004 net sales of $1.645 billion.  The inclusion of The Hockey Company accounted for almost half of the increase.  On a constant dollar basis, which eliminates the effect of currency exchange fluctuations, net sales for the six months ended June 30, 2005, increased $121.7 million, or 7.2%.  Worldwide sales of the Reebok Brand were $1.523 billion for the first six months of 2005, an increase of $145.5 million, or 10.6%, from $1.378 billion in the first six months of 2004.

The following table provides a reconciliation of net sales for the six months ended June 30, 2005 and 2004, excluding the sales of The Hockey Company (in millions):

	2005			2004
Net Sales	As Reported	The Hockey Company	Without The Hockey Company	As Reported
Reebok Brand:
U.S. Footwear	$553.9	$6.9	$547.0	$540.0
U.S. Apparel	222.8	15.1	207.7	187.4
International	746.6	50.5	696.1	650.4
Total Reebok Brand	$1,523.3	$72.5	$1,450.8	$1,377.8

Total Company	$1,801.3	$72.5	$1,728.8	$1,645.4

U.S. footwear sales of the Reebok Brand increased 2.6% to $553.9 million in the first six months of 2005 from $540.0 million in the first six months of 2004.  During the first six months of 2005, the Company’s full price, fill-in business for U.S. footwear decreased and returns, cancellations and off-price close-out business declined as a percentage of sales when compared to the prior year’s first six months.  Also during the first six months of 2005, footwear and apparel sales in the Company’s U.S. outlet stores declined as compared with the prior year’s comparable six month period.

U.S. apparel sales of the Reebok Brand increased by 18.9% to $222.8 million in the first six months of 2005 from $187.4 million in the first six months of 2004.  Excluding the sales of The Hockey Company in 2005, sales of U.S. apparel increased by 10.8%.  The Company generated double-digit sales increases in its sports licensed apparel business and single digit sales increases in its U.S. branded apparel business during the first six months of 2005 as compared to the first six months of 2004.  The Company’s sports licensed products continued to perform well with strong sales increases to athletic specialty retailers, sporting goods dealers and team shops.

International sales of the Reebok Brand (including footwear and apparel) were $746.6 million in the first six months of 2005, an increase of 14.8% from sales of $650.4 million in the first six months of 2004.  The Hockey Company sales included therein were $50.5 million.  International footwear sales increased 22.5% and international apparel sales increased by 5.2%.  Changes in foreign currency exchange rates have favorably impacted these comparisons.  On a constant dollar basis, international sales of the Reebok Brand increased $65.6 million, or 9.6%.  International footwear sales increased 17.1% and international apparel sales increased by 0.3%.

On a category basis, the sales improvement came from the adventure, Classics, training, kids, running, tennis and walking categories.

In the U.K., footwear sales increased by 34.2% for the first six months of 2005 as compared with the same period last year.  However, U.K. apparel sales declined by 17.0% during the first six months of 2005.  A majority of the apparel decline is attributable to Liverpool Football Club shirt sponsorship questions (not related to Reebok) that were unresolved during the first half of 2005.  Because of these issues, the Company was unable to take its Liverpool Football Club shirts to market.  These issues have been resolved and the Company believes that its licensed apparel sales performance in the U.K. should improve in the second half of the year.

In constant dollars, sales increased in Germany, Poland, Russia, Portugal and Turkey whereas sales declined in France, Spain and in Italy.  Over the past six months the Company has installed new management teams in both France and Italy.  The Company is hopeful that with new leadership in these markets and with the investments it is making in advertising and marketing in Europe, it will begin to see progress in France and Italy beginning in 2006.  In Europe during the first six months of 2005, the Company’s advertising expenditures have increased by 75% over the comparable period last year.

The Company’s footwear business in the Asia Pacific region also performed well in the first six months of 2005 with sales increases in China, India, Japan, Korea and with its independent distributors in the region.  In Latin America, sales by the Company’s Mexican subsidiary increased by 42.2% during the first six months of 2005 and sales by the Company’s independent distributors in this region increased in most of the countries in which they operate.

Rockport’s sales for the first six months of 2005 were $175.7 million, an increase of 0.4% from sales of $175.0 million in the first six months of 2004.  Domestic sales for the Rockport Brand decreased 3.1%, whereas international sales increased 6.6% as compared to the first six months of 2004.  Currency has favorably impacted these comparisons.  On a constant dollar basis, international sales of the Rockport Brand increased 1.9%.  International revenues accounted for approximately 38% of Rockport’s sales in the first six months of 2005 as compared to 36% in the first six months of 2004.

Sales of the Company’s other brands, Ralph Lauren Footwear and The Greg Norman Collection, were $102.3 million in the first six months of 2005, an increase of 10.5% from sales of $92.6 million in the first six months of 2004.

The Company’s overall gross margin was 40.4% of sales during the first six months of 2005, which is an increase of 80 basis points when compared with the Company’s gross margin of 39.6% in the first six months of 2004.  During the first six months of 2005, the Company’s gross margins improved in both the U.S. and internationally.  However, most of the improvement came from the Company’s international markets.

Selling, general and administrative expenses for the first six months of 2005 were $603.0 million, or 33.5% of sales, an increase of $65.8 million when compared to $537.2 million, or 32.6% of sales, for the first six months of 2004.  During the first six months of 2005, the Company launched its largest global integrated marketing and advertising campaign in nearly a decade and significantly increased its overall advertising spend for the Reebok Brand.  The “I Am What I Am” marketing campaign celebrates authenticity and individuality and the Company believes that it is both relevant and inspiring for young consumers.  The coordinated launch in Europe covered thirteen countries including the United Kingdom, France, Spain and Italy.  As a result of these investments in the first six months of 2005, the Company’s total Reebok brand advertising expense increased, as compared with the first six months of 2004.

For the six months ended June 30, 2005, other expenses, net, was income of $2.6 million.  Included in other expenses, net, is the amortization of finite-lived intangibles, certain currency gains and losses and other non-operating expenses.

Net interest expense was $5.3 million for the six months ended June 30, 2005, approximately the same as the first six months of 2004.  Interest expense increased $2.1 during the first six months of 2005 and interest income increased $2.0 million for the first six months of 2005 as compared to the first six months of 2004.

The Company’s effective income tax rate was 29.4% for the first six months of 2005 as compared to 30.50% for the first six months of 2004.  The Company expects that its full year 2005 effective income tax rate will be approximately 29.5%, which also approximates the rate for the first half of 2005.  The estimated 2005 tax rate is based on current tax law and the current expected geographic mix of the Company’s earnings.  Under current accounting rules, the tax rate could, and is expected to, fluctuate on a quarterly basis depending on the jurisdictions in which profits are considered to be earned, changes in estimates of credits and deductions, the resolution of issues arising from tax audits with various taxing authorities and the ability to realize deferred tax assets.

Reebok Brand Backlog of Open Orders

Worldwide backlog of open customer orders scheduled for delivery during the period July 1, 2005 through December 31, 2005 for the Reebok Brand increased 0.6% as compared to the same period last year.  Backlog in constant dollars is calculated by translating the 2004 backlog at the 2005 foreign exchange rates, thereby eliminating the effect of currency fluctuations on the comparisons.

Comparisons regarding orders scheduled for delivery for the period July 1, 2005 through December 31, 2005 for the Reebok Brand are as follows:

	As Reported
	Percentage Change
	2005/2004
	Reported	Constant
	Dollars	Dollars
USA:
Footwear	-0.7%	-0.7%
Apparel	+1.0%	+1.0%
Total Domestic	-0.1%	-0.1%
International:
Footwear	-3.9%	-4.2%
Apparel	+7.9%	+7.6%
Total International	+1.7%	+1.4%

Total Reebok Brand:
Footwear	-1.9%	-2.0%
Apparel	+4.3%	+4.2%
Total Reebok Brand	+0.6%	+0.5%

The Company’s backlog position is not necessarily indicative of future sales because a significant portion of the Company’s business, including sales by Company-owned retail stores, Rockport and The Greg Norman Collection are not included in the backlog.  In addition, many markets are not included in open orders since sales are made by independent distributors.  Finally, many orders may be cancelled, currency may fluctuate and the ratio of future orders to “at once” shipments may vary from year to year.

Liquidity and Sources of Capital

At June 30, 2005, the Company’s working capital was $1.173 billion compared to $1.051 billion at December 31, 2004 and $1.094 billion at June 30, 2004.  The current ratio, a comparison of current assets to current liabilities, at June 30, 2005 was 2.6 to 1 compared to 2.3 to 1 at December 31, 2004 and 2.5 to 1 at June 30, 2004.

Accounts receivable at June 30, 2005 were $670.0 million compared to $623.3 million at June 30, 2004. Excluding the impact of currency, accounts receivable increased $39.8 million, or 6.3%.  Much of the Company’s sales growth is in regions where the days sales outstanding in receivables (“DSOs”) are longer than the Company’s average, and as a result, the Company’s DSOs have increased from the prior year’s first six months.  Worldwide inventories were $541.0 million at June 30, 2005 compared to $539.4 million at June 30, 2004.  Excluding the impact of currency, inventory declined $2.8 million or 0.5%.

The following table sets forth a reconciliation between inventory and receivables as of June 30, 2005, excluding the effect of currency:

	June 30,
Accounts Receivable	2005	2004	Increase
Balance as reported	$670.0	$623.3	7.5%
Less:
Effect of currency	6.9
	$663.1	$623.3	6.3%

	June 30,
Inventory	2005	2004	Increase
Balance as reported	$541.0	$539.4	0.3%
Less:
Effect of currency	4.4
	$536.6	$539.4	(0.5)%

Prepaid expenses and other current assets were $107.1 million at June 30, 2005, as compared to $64.6 million at June 30, 2004.  The increase is primarily due to the increase in the value of the Company’s foreign exchange contracts of $28.9 million.  The remaining increase is due to the increase in prepaid royalties.

Cash used for operations during the first six months of 2005 was $71.2 million, as compared to cash used for operations of $48.1 million during the first six months of 2004.  Capital expenditures for the six months ended June 30, 2005 were $22.5 million compared to $15.8 million for the first six months of 2004.  The capital expenditures are primarily related to the Company’s European regionalization, the rollout of SAP, the integration of The Hockey Company and Reebok Canada operations, and retail and other facility requirements internationally.

On July 1, 2005, the Company entered into a new five-year revolving credit agreement in the amount of $300 million with its bank group.  The new agreement provides the Company with greater flexibility at reduced pricing over the next five years.   Also during the quarter, the Company repatriated $290 million of cash from foreign jurisdictions as part of the American Jobs Creation Act.  This is the amount that the Company estimated at the end of 2004.

On July 15, 2005, the Company completed the sale of Ralph Lauren Footwear Co., Inc. (“RLF”), a wholly owned subsidiary of Reebok and Polo Ralph Lauren Corporation’s footwear licensee to Polo Ralph Lauren Corporation (“Polo”) for a gross purchase price of $108.9 million, subject to certain post-closing adjustments.  It is expected that the sale will result in an after-tax gain to Reebok of approximately $45.0 million to $50.0 million, which will be recorded in the third quarter of 2005.

The Company believes that cash generated from operations, together with the Company’s existing credit lines and other financial resources, will adequately finance the Company’s planned 2005 cash requirements.  However, the Company’s actual experience may differ from the expectations set forth in the preceding sentence.  Factors that might lead to a difference include, but are not limited to, the matters discussed in the Company’s Annual Report on Form 10-K under the heading “Issues and Uncertainties,” as well as future events that might have the effect of reducing the Company’s available cash balances (such as unexpected operating losses or increased capital or other expenditures, as well as increases in the Company’s inventory or accounts receivable), or future events that might reduce or eliminate the availability of external financial resources.

During the six months ended June 30, 2005, the Company acquired 130,000 shares of treasury stock for $5.7 million.  The purchases were minimal due to the Company’s negotiations to sell RLF which precluded the Company from purchasing its shares on the open market for much of the second quarter of 2005.  At June 30, 2005, the Company had approximately $150.0 million available for future share purchases under the Company’s current Board authorization.

In February 2005 the Company’s Board of Directors declared a semi-annual cash dividend in the amount of $0.15 per share, or $9.0 million, which was paid on March 18, 2005 to shareholders of record as of March 5, 2005.  On July 26, 2005, the Board of Directors declared a cash dividend in the amount of $0.15 per share which is payable on September 2, 2005 to all shareholders of record as of August 19, 2005.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Our market risks, and the ways we manage them, are summarized in management’s discussion and analysis of financial condition and results of operations as of December 31, 2004, included in the Company’s Form 10-K for the year ended December 31, 2004.  There have been no material changes in the first six months of 2005 to such risks or our management of such risks.

Item 4.  Controls and Procedures.

a)              The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this report.  Based upon that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in this report has been properly recorded, processed, summarized and reported within the required time periods.

b)             There has been no change in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II  -  OTHER INFORMATION

Item 1:  Legal Proceedings.

The Company is involved in various legal proceedings generally incidental to its business.  While it is not feasible to predict or determine the outcome of these proceedings, management does not believe that they should result in a materially adverse effect on the Company’s financial position, results of operations or liquidity.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(e)        Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs
April 1, 2005 through April 30, 2005	90,000	43.20	90,000	$61,861,319
May 1, 2005 through May 31, 2005				$150,000,000
June 1, 2005 through June 30, 2005				$150,000,000
TOTALS	90,000	43.20	90,000	$150,000,000

Under various share repurchase programs, the Board of Directors has authorized the repurchase of the Company’s common stock in the open market or privately negotiated transactions.  During the six months ended June 30, 2005, the Company acquired 130,000 shares of its common stock for approximately $5.7 million.  In May 2005, the Board approved the continuation of the Company’s repurchase program and authorized the repurchase of an additional $88.0 million of the Company’s common stock.  As of June 30, 2005, the Company had approximately $150.0 million available for future repurchases of its common stock under these Board authorized programs.

Item 3:  Defaults upon Senior Securities.

None.

Item 4:  Submission of Matters to a Vote of Security Holders.

The Company held its Annual Meeting of Shareholders on May 3, 2005. At the Annual Meeting:

1.             Seven members of the Board of Directors were elected by the Company’s shareholders with no Abstentions or Unvoted shares.

Name of Director	Votes For	Votes Against
Norman Axelrod	51,195,348	707,048
Paul B. Fireman	51,184,200	718,196
Paul R. Duncan	51,161,904	740,492
Richard G. Lesser	48,998,830	2,903,566
Deval L. Patrick	51,197,615	704,781
Dorothy E. Puhy	51,293,647	608,749
Thomas M. Ryan	43,659,126	8,243,270

2.                                       The appointment of Ernst & Young LLP as the Company’s independent auditors for 2005 was ratified by a vote of 48,637,524 For and 2,973,343 Against, with 291,529 Abstentions and no Unvoted shares.

Item 5:  Other Information.

None.

Item 6:  Exhibits.

10.1                           Credit and Guarantee Agreement dated as of July 1, 2005, among Reebok International Ltd., Reebok International Limited, Reebok Canada Inc., Sport Maska Inc., the lenders named therein, Credit Suisse, as General Administrative Agent,  Credit Suisse, Toronto Branch, as Canadian Administrative Agent,  BNP Paribas, as Syndication Agent,  ABN AMRO Bank N.V., Bank of America, N.A. and Wachovia Bank, National Association, as Co-Documentation Agents, and Credit Suisse and BNP Paribas, as Joint Bookrunners and Co-Lead Arrangers.

31.1                           Certification of Paul Fireman, Chairman and Chief Executive Officer, dated August 9, 2005, and made pursuant to Rule 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2                           Certification of Kenneth Watchmaker, Executive Vice President and Chief Financial Officer, dated August 9, 2005, and made pursuant to Rule 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1                           Certification of Paul Fireman, Chairman and Chief Executive Officer, dated as of August 9, 2005, and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2                           Certification of Kenneth Watchmaker, Executive Vice President and Chief Financial Officer, dated as of August 9, 2005, and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2005

REEBOK INTERNATIONAL LTD.

	BY:	/s/ KENNETH WATCHMAKER
Kenneth Watchmaker
Executive Vice President and
Chief Financial Officer