Form 10-Q
period 2005-09-30
REEBOK INTERNATIONAL LTD
filed 2005-11-09
CIK 770949

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-9340

REEBOK INTERNATIONAL LTD.

Incorporated pursuant to the Laws of The Commonwealth of Massachusetts

Internal Revenue Service-Employer Identification No. 04-2678061

1895 J.W. Foster Boulevard, Canton, Massachusetts, 02021

(781) 401-5000

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 under the Securities Exchange Act of 1934).  Yes ☒ No ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 under the Securities Exchange Act of 1934).  Yes ☐ No ☒

The total number of shares of the Registrant’s Common Stock, par value $.01 per share, outstanding on October 28, 2005 was 59,837,496.

REEBOK INTERNATIONAL LTD.

PART I  - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Reebok International Ltd.

Condensed Consolidated Balance Sheets

Amounts in thousands, except per share data

	September 30,		December 31,
	2005	2004	2004
	(Unaudited)		(See Note 1)
Assets
Current Assets:
Cash and cash equivalents	$481,545	$269,563	$565,233
Accounts receivable, net of allowance for doubtful accounts (September 2005, $77,401 September 2004, $77,570, December 2004, $81,280)	739,880	814,140	660,599
Inventory	506,627	505,009	458,435
Deferred income taxes	125,528	117,047	111,516
Prepaid expenses and other current assets	102,184	73,289	61,730
Total current assets	1,955,764	1,779,048	1,857,513

Property and equipment, net	189,675	166,919	183,799
Other non-current assets:
Goodwill, net	125,908	88,156	124,125
Intangibles, net of amortization	197,033	198,629	196,138
Deferred income taxes	44,033	23,632	44,892
Other	30,439	29,554	34,161
Total Assets	$2,542,852	$2,285,938	$2,440,628

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable to banks	$59,044	$39,560	$63,179
Current portion of long-term debt		100,170	100,627
Accounts payable	174,704	173,563	183,853
Accrued expenses and other current liabilities	329,475	369,110	386,725
Income taxes payable	114,111	63,261	71,930
Total current liabilities	677,334	745,664	806,314

Long-term debt, net of current portion	359,619	359,271	360,126
Minority interest	7,695	7,748	8,514
Other long-term liabilities	39,184	27,436	45,718
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $.01; authorized 250,000 shares; issued shares: September 2005, 102,493; September 2004, 100,886; December 2004, 101,827	1,025	1,020	1,018
Retained earnings	2,187,837	1,912,089	1,985,324
Less shares in treasury at cost: September 2005, 42,619; September 2004, 42,619; December 2004, 42,619	(780,510)	(780,510)	(780,510)
Unearned compensation	(5,904)	(2,049)	(5,804)
Accumulated other comprehensive gain (loss)	56,572	15,269	19,928
Total Stockholders’ Equity	1,459,020	1,145,819	1,219,956
Total Liabilities and Stockholders’ Equity	$2,542,852	$2,285,938	$2,440,628

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Reebok International Ltd.

Condensed Consolidated Statements of Income (Unaudited)

Amounts in thousands, except per share data

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Net sales	$1,041,209	$1,164,733	$2,842,479	$2,810,158

Costs and expenses:
Cost of sales	590,280	694,110	1,663,012	1,687,639
Selling, general and administrative expenses	347,085	346,109	950,065	883,350
Loss on early extinguishment of debt				10,228
Interest expense, net	1,353	4,266	6,664	9,453
Other (income) expense, net	(76,447)	(489)	(73,765)	4,237
	862,271	1,043,996	2,545,976	2,594,907

Income before income taxes and minority interest	178,938	120,737	296,503	215,251
Income taxes	58,646	36,824	93,236	65,651
Income before minority interest	120,292	83,913	203,267	149,600
Minority interest	2,636	2,087	5,295	4,917

Net income	$117,656	$81,826	$197,972	$144,683

Basic earnings per share:	$1.97	$1.40	$3.33	$2.50

Diluted earnings per share:	$1.87	$1.34	$3.17	$2.32

Dividends per common share:	$.15	$.15	$.30	$.30

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

-Reebok International Ltd.

Condensed Consolidated Statements of Cash Flows (Unaudited)

Amounts in thousands, except per share data

	Nine Months Ended September 30,
	2005	2004

Cash flows from operating activities:
Net income	$197,972	$144,683
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization	33,935	28,085
Gain on sale of Ralph Lauren Footwear	(80,307)
Minority interest	5,295	4,917
Loss on early extinguishment of debt		10,228
Dividends to minority shareholders	(4,832)	(4,852)
Deferred income taxes	(13,025)	(10,417)
Changes in operating assets and liabilities, excluding the effect of acquisitions:
Accounts receivable	(101,524)	(204,345)
Inventory	(78,305)	(82,411)
Prepaid expenses and other	(13,100)	(19,262)
Accounts payable and accrued expenses	(25,146)	(579)
Income taxes payable	51,721	42,793
Total adjustments	(225,288)	(235,843)
Net cash used for operating activities:	(27,316)	(91,160)

Cash flows provided by (used for) investing activities:
Payments to acquire property and equipment	(37,526)	(30,346)
Proceeds from Sale of Ralph Lauren Footwear	108,072
Acquisition of The Hockey Company (net of cash received)		(347,066)
Net cash provided by (used for) investing activities	70,546	(377,412)

Cash flows (used for) provided by financing activities:
Net borrowings of notes payable to banks	(5,669)	31,080
Re-payments of long-term debt	(100,322)	(256,037)
Net proceeds from issuance of convertible debentures		350,000
Proceeds from issuance of common stock to employees	20,688	19,991
Dividends paid	(17,930)	(17,781)
Repurchase of common stock	(5,655)	(77,338)
Net cash (used for) provided by financing activities	(108,888)	49,915

Effect of exchange rate changes on cash and cash equivalents	(18,030)	(5,379)
Net decrease in cash and cash equivalents	(83,688)	(424,036)
Cash and cash equivalents at beginning of period	565,233	693,599
Cash and cash equivalents at end of period	$481,545	$269,563
Supplemental disclosures of cash flow information:
Interest paid	$22,870	$20,102
Income taxes paid	$56,769	$33,752

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

Reebok International Ltd.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollar amounts in thousands, except per share data)

SUMMARY OF
SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods.  The interim financial information and notes thereto should be read in conjunction with the Company’s latest annual report on Form 10-K.  The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of results to be expected for the entire year.

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

Accounting for Stock-Based Compensation

At September 30, 2005, the Company had stock-based employee compensation plans.  The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations.  The Company’s policy is to grant stock options with an exercise price equal to the market value at the date of the grant, and accordingly no compensation expense is recognized.  The Company provides pro forma disclosures of the compensation expense determined under the fair value provisions of Financial Accounting Standards Board Statement No. 123, “Accounting for Stock-Based Compensation.”  The Company expects to adopt FASB Statement No. 123 (revised 2004) “Share-Based Payment” (“SFAS 123R”) on January 1, 2006.  The standard requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  See Recently Issued Accounting Standards below.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period.  The Company’s pro forma information follows (in thousands, except for earnings per share information):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Net income	$117,656	$81,826	$197,972	$144,683
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards net of related tax effect	2,137	5,673	7,505	8,813
Pro forma net income	$115,519	$76,153	$190,467	$135,870

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Basic earnings per share:
As reported	$1.97	$1.40	$3.33	$2.50
Pro forma	$1.95	$1.32	$3.22	$2.37
Diluted earnings per share:
As reported	$1.87	$1.34	$3.17	$2.32
Pro forma	$1.85	$1.26	$3.07	$2.20

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Risk-free interest rates	4.2	3.1%	3.7%-4.2%	2.8%-3.3%
Dividend yields	N/A (1)	.9%	.66%-.74%	.8%-.9%
Volatility factors of the expected market price of the Company’s common stock	.25	.30	.2-.25	.30-.33
Weighted-average expected life of the option	3.5 years	3.5 years	3.5 years	3.5 years

(1) There were no options granted during the three months ended September 20, 2005.

Net income, as reported, included $985 and $344 of restricted stock-based compensation expense for the three months ended September 30, 2005 and 2004, respectively, and $2,417 and $835 of restricted stock-based compensation expense for the nine months ended September 30, 2005 and 2004, respectively.

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

SPECIAL CHARGES

Details of the special charge activity during the nine months ended September 30, 2005 are as follows:

		Employee
		Severance	Marketing
	Total	And Other	Contracts

Balance, December 31, 2004	$7,064	$1,264	$5,800
2005 Utilization	(2,464)	(1,264)	(1,200)
Balance, September 30, 2005	$4,600	$0	$4,600

The remaining accrual is comprised primarily of a contractual marketing obligation and will be utilized over the next few years as this contractual obligation comes due.  The short-term portion of the accrual, or $1,600, is included in accrued expenses with the balance of $3,000 included in other long-term liabilities.

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

The following table sets forth the computation of basic and diluted earnings per share (amounts in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income	$117,656	$81,826	$197,972	$144,683
Numerator for diluted earnings per share:
Net income	$117,656	$81,826	$197,972	$144,683
Interest on 4.25% convertible debentures, net of income taxes				2,805
Interest on 2.00% convertible debentures, net of income taxes	186	186	556	310
Net income	$117,842	$82,012	$198,528	$147,798
Denominator for basic earnings per share:
Weighted average shares	59,675	58,472	59,498	57,873
Denominator for diluted earnings per share:
Weighted average shares	59,675	58,472	59,498	57,873
Effect of dilutive securities:
Dilutive employee stock options and warrants	2,353	1,641	2,047	1,951
Assumed conversion of 4.25% convertible Debentures				3,277
Assumed conversion of 2.00% convertible Debentures	1,038	1,038	1,038	582
	63,066	61,151	62,583	63,683

Basic earnings per share:	$1.97	$1.40	$3.33	$2.50
Diluted earnings per share:	$1.87	$1.34	$3.17	$2.32

COMPREHENSIVE INCOME

The following table sets forth the computation of comprehensive income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income	$117,656	$81,826	$197,972	$144,683
Changes in foreign currency translation adjustments	2,369	10,159	(32,845)	5,753
Net change due to hedging instruments in accordance with FAS 133	1,301	401	69,489	31,724
Comprehensive income	$121,326	$92,386	$234,616	$182,160

COMMITMENTS AND CONTINGENCIES

On August 12, 2005, a purported class action complaint, Bryan Jennings v. Reebok International Ltd., et al. (C.A. No. 05-4355 BLS) was filed by a shareholder of the Company against the Company and its directors challenging the transactions contemplated by the Agreement and Plan of Merger, dated as of August 2, 2005 (the “Merger Agreement”), between adidas-Salomon AG (“adidas”), Ruby Merger Corporation (“Merger Sub”) and the Company.  Pursuant to the Merger Agreement, Merger Sub will merge with and into the Company (the “Merger”), with the Company continuing as the surviving corporation.  The lawsuit is pending in Suffolk County Superior Court in The Commonwealth of Massachusetts.

The complaint alleges that the Company’s directors breached their fiduciary duties in connection with the Merger, and claims, among other things, that the Merger Consideration (as defined in the Merger Agreement) to be paid to the Company’s shareholders in the Merger is unfair and grossly inadequate and that the defendants failed to sufficiently ascertain the true value of the Company through open bidding or a market check mechanism. The complaint seeks, among other things, injunctive relief to enjoin the completion of the Merger, rescind the Merger Agreement and direct the defendants to sell or auction the Company for the highest possible price, and damages, including reasonable attorneys’ and experts’ fees.

The lawsuit is in its preliminary stages.  The Company believes that the lawsuit is without merit and intends to defend vigorously against it.

The Company is involved in various other legal proceedings generally incidental to its business.  While it is not possible to predict or determine the outcome of these proceedings, management does not believe that they should result in a materially adverse effect on the Company’s financial position, results of operations or liquidity.

The Company has entered into financing agreements, real property and equipment leases which contain tax indemnity provisions.  The maximum potential amount of future payments is not determinable since any amounts potentially owed by the Company would be due to future changes in tax rates or income tax regulations which cannot be predicted.

ACQUISITION OF COMMON STOCK

Under various share repurchase programs, the Board of Directors has authorized the repurchase of Reebok common stock in the open market or privately negotiated transactions.  During the nine months ended September 30, 2005, the Company acquired 130,000 shares of its common stock for approximately $5.7 million.  In May 2005 the Board approved the continuation of the Company’s repurchase program and authorized the repurchase of an additional $88.0 million of the Company’s common stock.  As of September 30, 2005, the Company had approximately $150.0 million available for future repurchases of its common stock under these Board authorized programs.  Under the terms of the Merger Agreement, however, the Company is prohibited from repurchasing its common stock.

BUSINESS DIVESTITURES

On July 15, 2005 the Company completed the sale of Ralph Lauren Footwear Co. Inc., a wholly owned subsidiary of the Company and Polo Ralph Lauren Corporation’s footwear licensee, to Polo Ralph Lauren Corporation for proceeds of $108.0 million, subject to certain closing adjustments.  The sale resulted in an pre-tax gain to the Company of approximately $80.3 million, or $48.8 million after-tax, which is included in other income in the third quarter of 2005.  Upon the closing of the transaction, the agreement under which Ralph Lauren Footwear acted as Polo’s footwear licensee was terminated.  The Company continues to provide transition services to Polo Ralph Lauren Corporation for a period of up to eighteen months after the closing date.  The fees received for such services will approximate the expenses incurred.

AGREEMENT AND PLAN OF MERGER

The Company entered into an Agreement and Plan of Merger, dated as of August 2, 2005 (the “Merger Agreement”), with adidas-Salomon AG (“adidas”) and Ruby Merger Corporation, a Massachusetts corporation which is wholly-owned by adidas or one or more wholly-owned subsidiaries of adidas (“Merger Sub”).  Pursuant to the Merger Agreement, Merger Sub will merge with and into the Company (the “Merger”), with the Company continuing as the surviving corporation.  Pursuant to the Merger Agreement, at the effective time of the Merger, each outstanding share of common stock, par value $.01 per share, of the Company (the “Shares”), other than any Shares owned by the Company or any direct or indirect wholly-owned subsidiary of the Company, or by any stockholders who are entitled to and who properly exercise appraisal rights under Massachusetts law, will be canceled and converted automatically into the right to receive $59.00 in cash, without interest.  All outstanding options to purchase shares of common stock, restricted shares and deferred shares of common stock of the Company will be canceled and converted into the right to receive $59.00 per restricted share, deferred share or share of common stock underlying such option less, in the case of options, the exercise price thereof, without interest.

The Merger is conditioned, among other things, on the approval of the Merger Agreement by the stockholders of the Company and the termination or expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (“HSR”) and certain other regulatory approvals.  On October 3, 2005, the HSR waiting period expired.

The Merger Agreement contains certain termination rights and provides that, upon the termination of the Merger Agreement under specified circumstances, the Company may be required to pay adidas a termination fee equal to $100.0 million.  In the event the Merger Agreement is terminated for failure to obtain required antitrust approvals, adidas may be required to pay to the Company a termination fee equal to $75.0 million.  The Company has incurred $2.5 million of merger costs which are included in other (income) expenses, net for the three and nine months ended September 30, 2005.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Risks and uncertainties that could affect the Company’s actual results and could cause such results to differ materially from those contained in forward-looking statements made by or on behalf of the Company include, but are not limited to, the following: economic conditions in the Company’s major markets; competition; shifts in consumer preferences; the ability to maintain advantageous licenses with the Company’s licensors; risks associated with the Company’s international sales, distribution and manufacturing; increases in raw material prices; the Company’s ability to manage and forecast its growth and inventories; the loss of significant customers or suppliers; and the effect of currency fluctuations.  In addition, the European Union (EU) is conducting anti-dumping investigations regarding the importation into the EU of footwear manufactured in China, Vietnam and India.  While the outcome of these investigations is uncertain, they could result in the imposition by the EU of additional import duties on certain Reebok and Rockport branded footwear, which could increase the cost of footwear imported into the EU by the Company and other brands.  A number of companies in the footwear industry, including the Company, are aggressively defending against the imposition of such duties by the EU.  On August 2, 2005, the Company entered into the Merger Agreement with adidas.  There is no assurance that the proposed Merger will be consummated.  If the proposed Merger is not completed, the value of the Company’s common stock may decline and the Company’s business may be adversely affected.

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

CRITICAL ACCOUNTING POLICIES—The Company’s significant accounting policies are described in Note 1 to the consolidated financial statements included in Item 8 in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.  The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis the Company evaluates its estimates, including those related to sales returns and allowances, the realizability of outstanding accounts receivable, the carrying value of inventories, hedging policies and the provision for income taxes.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  However, results may differ from these estimates under different assumptions or conditions.  The Company is not aware of any trends, demands, commitments, events or uncertainties that are reasonably likely to occur that would materially affect the methodology, the assumptions described, or accounting estimates used.  There have been no material changes made to these accounting estimates in the past three years.  In the past, actual results have not been materially different from the Company’s estimates.  Management has discussed the development and selection of its accounting estimates, and the Management’s Discussion and Analysis disclosure regarding these estimates, with the Company’s audit committee.

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

Accounts Receivable

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.  The Company estimates potential losses based on the Company’s historical rate of credit losses, its knowledge of the financial condition of certain customers and an assessment of the overall conditions at retail.  If the Company determined that increases or decreases to the allowance for doubtful accounts was appropriate, the Company would record an adjustment to increase or reduce selling, general and administrative expenses and net income in the period in which the Company made such a determination.  Historically, losses have been within the Company’s expectations.  If the financial condition of the Company’s customers was to change, adjustments may be required to these estimates.  Furthermore, the Company provides for estimated losses resulting from differences between the gross carrying value of its receivables and the amounts that customers estimate are owed to the Company.  The settlement or resolution of these differences could result in future changes to these estimates.

Inventory Valuation

The Company values its inventory at the lower of cost (first-in, first-out method) or market.  Market value is estimated based upon assumptions made about future demand and retail market conditions.  If the Company determines that the estimated market value of its inventory is less than the carrying value of such inventory, the Company provides a reserve for such difference as a charge to cost of sales.  If actual market conditions are more or less favorable than those projected by the Company, further adjustments may be required that would decrease or increase the Company’s cost of sales which would increase or decrease net income in the period in which they were recorded.

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

Some of the contracts provide for payments based upon endorsers maintaining a level of performance in their sport over an extended period of time (e.g., maintaining a top ranking in a sport for a year). These amounts are reported in selling, general and administrative expenses when the Company determines that it is probable that the specified level of performance will be maintained throughout the period. In these instances, to the extent that actual payments to the endorser differ from the Company’s estimate due to changes in the endorser’s athletic performance, increased or decreased selling, general and administrative expenses may be reported in a future period.

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

RECENTLY ISSUED ACCOUNTING STANDARDS—The Company has described the impact anticipated from the adoption of certain new accounting pronouncements effective in 2004 in Note 1 to the Condensed Consolidated Financial Statements for the quarter ended September 30, 2005.

NON-GAAP MEASURES—The Company provides certain constant dollar comparisons, which eliminate the effect of foreign currency fluctuations on such comparisons, in this Quarterly Report on Form 10-Q.  Constant dollars are calculated by translating the prior period financial information at the current period foreign exchange rates, thereby eliminating the effect of foreign currency fluctuations.  Because of the significance of the Company’s international operations, the Company believes that disclosing constant dollar comparisons in certain instances assists in the readers’ understanding of the Company’s consolidated financial statements.  However, such comparisons may not reflect future changes in currency.

In this Quarterly Report on Form 10-Q the Company provides certain net sales comparisons that exclude the results of its Ralph Lauren Footwear (“RLF”) business because the Company sold RLF on July 15, 2005.  The Company believes that disclosing comparisons excluding the results of RLF in certain instances assists in the readers’ understanding of the Company’s consolidated financial statements and of comparisons between comparable periods.

OPERATING RESULTS

Third Quarter 2005 Compared to Third Quarter 2004

Net income for the third quarter ended September 30, 2005 was $117.7 million, or $1.87 per diluted share, an earnings per share increase of 39.6% when compared to net income of $81.8 million, or $1.34 per diluted share, for the third quarter of 2004.  The third quarter 2005 results were favorably impacted by an after-tax gain of $48.8 million from the sale of RLF and negatively impacted by $2.5 million for costs pertaining to certain legal and other expenses associated with the proposed merger with adidas.  In addition, the Company’s operating results were negatively affected by the integration of The Hockey Company into the Reebok Brand and from the Company’s plans to reposition its business with Footlocker, Inc., as well as Footlocker’s efforts to reduce its inventory levels over the balance of 2005.  Additional information with regard to The Hockey Company integration and the Company’s business with Footlocker is contained later herein.

Net sales for the quarter ended September 30, 2005, were $1.041 billion, a decrease of $123.5 million, or 10.6%, from the quarter ended September 30, 2004 net sales of $1.165 billion.  The 2004 third quarter includes sales of RLF, which the Company sold on July 15, 2005.  Excluding the sales of RLF, sales declined 8.1% in the quarter.  Currency fluctuations did not have a material impact on sales comparisons in the quarter.  Worldwide sales of the Reebok Brand were $912.1 million in the third quarter of 2005, a decrease of $91.2 million, or 9%, from $1,003.3 million in the third quarter of 2004.

The following table provides a reconciliation of net sales for the three months ended September 30, 2005 and 2004, excluding the sales of RLF (in millions):

Net Sales	2005	2004
Total Company	$1,041.2	$1,164.7
Sales of RLF	6.5	38.7
Total Company without RLF	$1,034.7	$1,126.0

U.S. footwear sales of the Reebok Brand decreased 20.3% to $241.0 million in the third quarter of 2005 from $302.4 million in the third quarter of 2004.  The Company believes that the announcement on August 3, 2005 of its proposed merger with adidas has created in the short term some retailer uncertainty with respect to the Company and that this impacted its sales and order intake in the quarter, particularly with certain mall based retailers in the U.S.  In addition, as it noted last quarter, the Company is in the process of repositioning its business with one of its major customers, Footlocker, Inc.  The Company believes that by shifting some of its Classic business at Footlocker into new Performance categories that it will stimulate consumer demand.  While in the short term the Company’s Footlocker business is negatively impacting its operating results, the Company believes that its strategy to reposition its business with Footlocker will help to improve its operating margins in the future.  Footlocker has also announced plans to reduce its inventory levels over the balance of 2005 and the Company has been working with Footlocker to help them achieve this.  The Company’s sales to Footlocker declined approximately $46.0 million on a global basis in the 2005 third quarter as compared with the comparable quarter last year.  Most of the sales decline occurred in the U.S.  The Company also believes that the U.S. market has become promotional in response to economic factors such as rising energy costs and Hurricanes Katrina and Rita.  The Company expects this trend to continue for the balance of the year.

During the back-to-school period in the U.S., sales of Classic product derivatives slowed down at retail as the Company continued to see a shift in the U.S. market towards Performance products.  The Company’s new The Pump technology product introduction is still in its early stages.  For the remainder of this year and for 2006 and beyond the Company plans to introduce several new evolutions of its self-inflating, self-regulating The Pump technology.  The Answer IX, which is the tenth shoe in the Iverson collection and was introduced at retail in early November, is the first Iverson shoe to feature The Pump customization technology.  The Company believes it’s The Pump products will become sales and earnings contributors as the Company evolves The Pump technology and markets its benefits to sports performance enthusiasts.

During the third quarter of 2005, the Company decided to consolidate its Reebok Brand product and marketing groups under one leader.  The Company believes that the new organizational structure will give it greater focus on product and marketing concepts for its targeted consumer groups.  The new product teams are fully integrated from design and development through to marketing and they support the Company’s product initiatives under the Rbk, Performance, Lifestyle and Kid’s platforms.

With respect to the Company’s Classic products, while sales of Classic derivative products did slow down in the U.S. during the quarter, this was not the case in Europe where sales of Classic Fusion and Classic Original products continued to be strong.  The Company believes that its Classic products have been a strength of the Reebok Brand for many years and that this will continue into the future.  The Company plans to launch a new line of Rbk Classic products later in 2006 and will be accelerating the rollout of its Classic Fusion products into several key markets, including the U.S.

U.S. apparel sales of the Reebok Brand were $204.8 million in the third quarter of 2005, as compared to $204.1 million in the third quarter of 2004.  Sales of Reebok sports licensed apparel, which includes apparel sold under the Company’s license agreements with the NFL, NBA and NHL, increased in the third quarter of 2005 compared to the third quarter of 2004.  The Company’s fan-based licensed apparel continues to perform well in team shops where sales of NFL and NBA products increased by approximately 30.0% in the quarter. The increase in sales of the Company’s licensed apparel business was offset by a decline in sales of U.S. branded apparel.

During the first quarter of 2005, the Company began the integration of The Hockey Company business into the Reebok Brand on both a product and geographic basis.  As part of this integration, the Company is consolidating multiple warehouses in Canada into its new distribution facility in Quebec.  The startup problems the Company encountered at this new facility during the first quarter of 2005 have not been fully resolved and this has caused some difficulty in shipping the demand for The Hockey Company’s products.  At the end of the third quarter of 2005, there were approximately $15.0 million of open orders that the Company was unable to fulfill until October 2005 or beyond due to capacity constraints during the start-up period.  The Company is incurring duplicate costs related to redundant facilities and excess payroll costs in connection with the start-up and wind down of the facilities.  The Company expects to have these issues resolved during 2006.

International sales of the Reebok Brand (including footwear and apparel) were $466.3 million in the third quarter of 2005, a decrease of 6.1% from sales of $496.8 million in the third quarter of 2004.  International footwear sales decreased 8.9% and international apparel sales decreased by 3.1%.

Sales in Europe declined 7.2% as compared to the third quarter of 2004.  The sales decline was primarily in the U.K., France and Italy.  While the French and Italian markets have been particularly difficult for the Company recently, the Company believes the benefit of recent management changes will begin to positively impact future performance.  The retail environment in Europe has been challenging and promotional.  Average selling prices continue to decline across Europe, and very few retailers are reporting positive trading results.  The emerging markets of Eastern Europe continue to show sales growth, reporting double-digit sales increases this quarter.  The Company believes this growth is closely related to its retail presence through its own and third party operated retail stores.  Although sales declined during the quarter in Asia Pacific, the Company believes it is starting to see results of the last eighteen months of its investment in this region.  The Company plans to open its first 10,000 square foot Reebok store in the region in November 2005 and plans to open its Tokyo flagship store in February 2006.  In Latin America, sales by the Company’s Mexican subsidiary increased by 33% during the third quarter of 2005 as compared to the third quarter of 2004 and sales by the Company’s independent distributors in this region increased 27%.

Rockport’s sales for the third quarter of 2005 were $102.6 million, a decrease of 3.2% from sales of $106.0 million in the third quarter of 2004.  While sales of the Rockport brand declined in the quarter, the Company believes that the quality of Rockport’s sales has improved as closeout sales declined in the quarter.  Sales to better department stores increased 11% in the quarter and overall operating performance improved in the quarter.  Domestic sales for the Rockport Brand decreased 5.7% while international sales for the Rockport brand were comparable to the third quarter of 2004.  International revenues accounted for approximately 44% of Rockport’s sales in the third quarter of 2005 as compared to 42% in the third quarter of 2004.

Sales of the Company’s other brands, Ralph Lauren Footwear and The Greg Norman Collection, were $26.5 million in the third quarter of 2005, a decrease of 52.2% from sales of $55.4 million in the third quarter of 2004.  The Company sold RLF on July 15, 2005.

The Company’s overall gross margin was 43.3% of sales during the third quarter of 2005, which is an increase of 290 basis points when compared with the Company’s gross margin of 40.4% in the third quarter of 2004.  During the quarter, most of the improvement came from the Company’s international markets.

Selling, general and administrative expenses for the third quarter of 2005 were $347.1 million, or 33.3% of sales, an increase of $1.0 million when compared to $346.1 million, or 29.7% of sales, for the third quarter of 2004.  As a result of lower sales in the quarter, the Company’s SG&A percentage was higher than anticipated.  Most of the sales shortfall occurred in September and the Company was not able to adjust its spending plans in time to offset the shortfall.  The Company plans to bring its operating expenses down as a percentage of sales in order to achieve improved operating margins in the future.

For the quarter ended September 30, 2005, other (income) expenses, net was net income of $76.4 million.  Other income includes the gain on the sale of RLF of $80.8 million ($48.8 million after-tax), as well as $2.5 million of legal expenses and other costs related to the proposed merger with adidas.  Also included in other expenses, net, is the amortization of finite-lived intangibles, certain currency gains and losses and other non-operating expenses.

Net interest expense was $1.4 million for the quarter ended September 30, 2005, a decrease of $2.9 million as compared to the third quarter of 2004.  Interest expense increased $2.1 million during the third quarter of 2005 and interest income increased $5.0 million for the third quarter of 2005 as compared to the third quarter of 2004.

The Company’s effective income tax rate was 32.8% for the third quarter of 2005.  The tax rate for the third quarter of 2005 reflects a tax on the gain on sale of RLF of approximately 39.2%.  Excluding the effect of this gain, the Company’s tax rate for the quarter was 27.5% as compared to 30.5% for the third quarter of 2004.  Under current accounting rules, the tax rate could, and likely will, continue to fluctuate on a quarterly basis depending on the jurisdictions in which profits are considered to be earned, changes in estimates of credits and deductions, the resolution of issues arising from tax audits with various taxing authorities and the ability to realize deferred tax assets.

First Nine Months of 2005 Compared to First Nine Months of  2004

Net income for the nine months ended September 30, 2005 was $198.0 million, or $3.17 per diluted share, an earnings per share increase of 36.6% when compared to net income of $144.7 million, or $2.32 per diluted share, for the first nine months of 2004.  The results for the first nine months of 2005 were favorably impacted by an after-tax gain of $48.8 million from the sale of RLF and negatively impacted by $2.5 million for costs pertaining to certain legal and other expenses associated with the proposed merger with adidas.  In addition, the Company’s operating results were negatively affected by the integration of The Hockey Company into the Reebok Brand and from the Company’s plans to reposition its business with Footlocker, Inc., as well as Footlocker’s efforts to reduce its inventory levels over the balance of 2005.  Additional information with regard to The Hockey Company integration and the Company’s business with Footlocker is contained later herein.

Net sales for the nine months ended September 30, 2005 were $2.843 billion, an increase of $32.3 million, or 1%, from net sales for the nine months ended September 30, 2004 of $2.810 billion.  The first nine months of 2005 includes sales of RLF, which the Company sold on July 15, 2005.  Excluding the sales of RLF, sales increased 2.2% during the nine month period.  On a constant dollar basis, which eliminates the effect of currency exchange fluctuations, net sales for the nine months ended September 30, 2005 decreased $12.2 million, or 0.4%.  Worldwide sales of the Reebok Brand were $2.435 billion for the first nine months of 2005, an increase of $54.3 million, or 2.2%, from $2.381 billion in the first nine months of 2004.

The following table provides a reconciliation of net sales for the three months ended September 30, 2005 and 2004, excluding the sales of RLF (in millions):

Net Sales	2005	2004
Total Company	$2,842.5	$2,810.2
Sales of RLF	65.0	93.7
Total Company without RLF	$2,777.5	$2,716.5

U.S. footwear sales of the Reebok Brand decreased 5.6% to $794.9 million in the first nine months of 2005 from $842.3 million in the first nine months of 2004.  The Company believes that the announcement of its proposed merger with adidas on August 3, 2005 has created in the short term some retailer uncertainty with respect to the Company and that this impacted its sales and order intake in the third quarter, particularly with certain mall based retailers in the U.S.  In addition, the Company is in the process of repositioning its business with one of its major customers, Footlocker, Inc.  The Company believes that by shifting some of its Classic business at Footlocker into new Performance categories that it will stimulate consumer demand.  While in the short term the Company’s Footlocker business is negatively impacting its operating results, the Company believes that its strategy to reposition its business with Footlocker will help to improve its operating margins in the future.  For the nine month period, sales of Classic footwear product in the U.S., including Footlocker, was down 15% with the decline being partially offset by an 8% increase in sales of Performance footwear products.

U.S. apparel sales of the Reebok Brand increased 9.2% to $427.6 million in the first nine months of 2005 from $391.6 million in the first nine months of 2004.  The Company generated double-digit sales increases in its sports licensed apparel business, which were partially offset by a decline in sales of U.S. branded apparel.

During the first quarter of 2005, the Company began the integration of The Hockey Company business into the Reebok Brand on both a product and geographic basis.  As part of this integration, the Company is consolidating multiple warehouses in Canada into its new distribution facility in Quebec.  The startup problems the Company encountered at this new facility during the first quarter of 2005 have not been fully resolved and this has caused some difficulty in shipping the demand for The Hockey Company’s products.  At the end of the third quarter of 2005, there were approximately $15.0 million of open orders that the Company was unable to fulfill until October 2005 or beyond due to capacity constraints during the start-up period.  The Company is incurring duplicate costs related to redundant facilities and excess payroll costs in connection with the start-up and wind down of the facilities.  The Company expects to have these issues resolved during 2006.

International sales of the Reebok Brand (including footwear and apparel) were $1.213 billion in the first nine months of 2005, an increase of 5.7% from sales of $1.147 million in the first nine months of 2004. International footwear sales increased 8.9% and international apparel sales increased by 1.9%.  Changes in foreign currency exchange rates have favorably impacted these comparisons.  On a constant dollar basis, international sales of the Reebok Brand increased $25.9 million, or 2.2%.  International footwear sales increased 5.5% and international apparel sales decreased by 1.7%.

Sales in Europe decreased about 1.0% as compared to the first nine months of 2004.  Sales declined in the U.K., France and Italy.  Partially offsetting the sales decline in these countries were sales increases in Germany, Poland and Russia.  The emerging markets of Eastern Europe continue to show sales growth, reporting double-digit sales increases during the first nine months of 2005.  The Company believes this growth is closely related to its retail presence through its own and third party operated retail stores.  While the French and Italian markets have been particularly difficult for the Company recently, the Company believes the benefit of recent management changes will begin to positively impact future performance.  The retail environment in Europe has been challenging and promotional.  Average selling prices continue to decline across Europe, and very few retailers are reporting positive trading results. Despite the difficult market conditions in the U.K., the Company’s U.K. footwear business has experienced an 8.0% increase in sales for the nine-month period.

In Asia Pacific, the Company is starting to see the results of the last eighteen months of its investment in this region, with double-digit sales increases in the growing markets of China and India.  In Latin America, sales by the Company’s Mexican subsidiary increased by 40% during the first nine months of 2005 and sales by the Company’s independent distributors increased by 36%, with all of the Company’s distributors in the region reporting double-digit sales increases for the nine month period ended September 30, 2005.

Rockport’s sales for the first nine months of 2005 were $278.3 million, a decrease of 1% from sales of $280.9 million in the first nine months of 2004.  Domestic sales for the Rockport Brand decreased 4.0%, whereas international sales increased 4.0% as compared to the first nine months of 2004.  Currency has positively impacted these comparisons.  On a constant dollar basis, international sales of the Rockport Brand decreased 2.2%.  International revenues accounted for approximately 40% of Rockport’s sales in the first nine months of 2005 as compared to 38% in the first nine months of 2004.

Sales of the Company’s other brands, RLF and The Greg Norman Collection, were $128.8 million in the first nine months of 2005, a decrease of 13.1% from sales of  $148.2 million in the first nine months of 2004.  The Company sold RLF on July 15, 2005.

The Company’s overall gross margin was 41.5% of sales during the first nine months of 2005, which is an increase of 160 basis points when compared with the Company’s gross margin of 39.9% in the first nine months of 2004. During the nine month period, most of the improvement came from the Company’s international markets.

Selling, general and administrative expenses for the first nine months of 2005 were $950.1 million, or 33.4% of sales, an increase of $66.7 million when compared to $883.4 million, or 31.4% of sales for the first nine months of 2004.  Approximately half of the increase in SG&A was due to the inclusion of The Hockey Company, which was acquired effective July 1, 2004, for the entire 2005 nine month period.  During the first nine months of 2005, the Company launched its largest global integrated marketing and advertising campaign in nearly a decade and significantly increased its overall advertising spend for the Reebok Brand.  The  “I Am What I Am” marketing campaign celebrates authenticity and individuality and the Company believes that it is both relevant and inspiring for young consumers.  As a result of these investments in the first nine months of 2005, the Company’s total Reebok brand advertising expense increased by approximately 20% as compared with the first nine months of 2004.  Also, as a result of lower sales in the third quarter of 2005, the Company’s SG&A percentage was higher than anticipated in that quarter.  Most of the sales shortfall occurred in September 2005 and the Company was not able to adjust its spending plans in time to offset the shortfall.  The Company plans to bring its operating expenses down as a percentage of sales in order to achieve improved operating margins in the future.

For the nine months ended September 30, 2005, other (income) expenses, net, was income of $73.8 million.  Other (income) expense, net includes the gain on the sale of RLF of $80.8 million ($48.8 million after-tax), as well as $2.5 million of legal expenses and other costs related to the proposed merger with adidas.  Also included in other (income) expenses, net, is the amortization of finite-lived intangibles, certain currency gains and losses and other non-operating expenses.

Net interest expense was $6.7 million for the nine month period ended September 30, 2005, a decrease of $2.8 million as compared to the first nine months of 2004.  Interest expense increased $4.2 during the first nine months of 2005 and interest income increased $7.0 million for the first nine months of 2005 as compared to the first nine months of 2004.

The Company’s effective income tax rate was 31.4% for the first nine months of 2005.  The tax rate for the first nine months of 2005 reflects a tax on the gain on sale of RLF of approximately 39.2%.  Excluding the effect of this gain, the Company’s tax rate for the nine-month period was 28.5% as compared to 30.5% for the first nine months of 2004.  Under current accounting rules, the tax rate could, and likely will, continue to fluctuate on a quarterly basis depending on the jurisdictions in which profits are considered to be earned, changes in estimates of credits and deductions, the resolution of issues arising from tax audits with various taxing authorities and the ability to realize deferred tax assets.

Reebok Brand Backlog of Open Orders

Worldwide backlog of open customer orders scheduled for delivery during the period October 1, 2005 through March 31, 2006 for the Reebok Brand decreased 8.3% as compared to the same period last year.  Backlog in constant dollars is calculated by translating the 2004 backlog at the 2005 foreign exchange rates, thereby eliminating the effect of currency fluctuations on the comparisons.

Comparisons regarding orders scheduled for delivery for the period October 1, 2005 through March 31, 2006 versus the comparable period in 2004-2005 for the Reebok Brand are as follows:

	As Reported
	Percentage Change
	2005/2004
	Reported	Constant
	Dollars	Dollars
USA:
Footwear	-18.4%	-18.4%
Apparel	-11.4%	-11.4%
Total Domestic	-16.7%	-16.7%
International:
Footwear	+1.1%	+2.2%
Apparel	+7.3%	+8.4%
Total International	+3.9%	+5.0%

Total Reebok Brand:
Footwear	-11.8%	-11.5%
Apparel	-1.0%	-.5%
Total Reebok Brand	-8.2%	-7.8%

The Company’s backlog position is not necessarily indicative of future sales because a significant portion of the Company’s business, including sales by Company-owned retail stores, Rockport and The Greg Norman Collection, are not included in the backlog.  In addition, many markets are not included in open orders since sales are made by independent distributors.  Finally, many orders may be cancelled, currency may fluctuate and the ratio of future orders to “at once” shipments may vary from year to year.

Liquidity and Sources of Capital

At September 30, 2005, the Company’s working capital was $1.283 billion compared to $1.051 billion at December 31, 2004 and $1.033 billion at September 30, 2004.  The current ratio, a comparison of current assets to current liabilities, at September 30, 2005 was 2.9 to 1 compared to 2.3 to 1 at December 31, 2004 and 2.4 to 1 at September 30, 2004.

Worldwide inventories were $506.6 million at September 30, 2005 compared to $505.0 million at September 30, 2004.  Accounts receivable at September 30, 2005 were $739.9 million compared to $814.1 million at September 30, 2004.  During the quarter, the Company repaid from available cash its $100.0 million principal amount of 6.75% debentures which became due on September 15, 2005.  At September 30, 2005 the Company had $481.5 million of cash as compared with $269.6 million of cash at September 30, 2004.

Prepaid expenses and other current assets were $102.2 million at September 30, 2005, as compared to $73.3 million at September 30, 2004.  The increase is primarily due to the increase in the value of the Company’s foreign exchange contracts of $28.7 million.

Cash used for operations during the first nine months of 2005 was $225.3 million, as compared to cash used for operations of $235.8 million during the first nine months of 2004.  Capital expenditures for the nine months ended September 30, 2005 were $37.5 million compared to $30.3 million for the first nine months of 2004.  The capital expenditures are primarily related to the integration of The Hockey Company and Reebok Canada operations, European regionalization, and retail and other facility requirements internationally.

On July 1, 2005, the Company entered into a new five-year revolving credit agreement in the amount of $300.0 million (“the Credit Agreement”) with its bank group.  The Credit Agreement includes a letter of credit sub-facility in the amount of $200.0 million as well as a revolving credit facility, which is available to finance the short-term working capital needs of the Company, if required.  As part of the Credit Agreement, the Company is required to pay certain commitment fees on the unused portion of the revolving credit facility.  The Credit Agreement contains various covenants including the requirement to maintain a minimum interest coverage ratio and debt to adjusted earnings ratio. Under the terms of the Credit Agreement there are various options under which interest is calculated.

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

During the nine months ended September 30, 2005 the Company acquired 130,000 shares of its common stock for $5.7 million.  At September 30, 2005 the Company had approximately $150.0 million available for future share purchases under the Company’s current Board authorization.  Under the terms of the Merger Agreement, however, the Company is prohibited from repurchasing its common stock.

On July 26, 2005 the Company’s Board of Directors declared a semi-annual cash dividend in the amount of $0.15 per share, or an aggregate of $9.0 million, which was paid on September 2, 2005 to shareholders of record as of August 19, 2005.  In February 2005 the Company’s Board of Directors declared a semi-annual cash dividend in the amount of $0.15 per share, or an aggregate of $8.9 million, which was paid on March 18, 2005 to shareholders of record as of March 5, 2005.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Our market risks, and the ways we manage them, are summarized in management’s discussion and analysis of financial condition and results of operations as of December 31, 2004, included in the Company’s Form 10-K for the year ended December 31, 2004.  There have been no material changes in the first nine months of 2005 to such risks or our management of such risks.

Item 4.  Controls and Procedures.

a)     The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this report.  Based upon that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

b)    There has been no change in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II  -  OTHER INFORMATION

Item 1:  Legal Proceedings.

On August 12, 2005, a purported class action complaint, Bryan Jennings v. Reebok International Ltd., et al. (C.A. No. 05-4355 BLS) was filed by a shareholder of the Company against the Company and its directors challenging the transactions contemplated by the Agreement and Plan of Merger, dated as of August 2, 2005 (the “Merger Agreement”), between adidas-Salomon AG (“adidas”), Ruby Merger Corporation (“Merger Sub”) and the Company.  Pursuant to the Merger Agreement, Merger Sub will merge with and into the Company (the “Merger”), with the Company continuing as the surviving corporation.  The lawsuit is pending in Suffolk County Superior Court in The Commonwealth of Massachusetts.

The complaint alleges that the Company’s directors breached their fiduciary duties in connection with the Merger, and claims, among other things, that the Merger Consideration (as defined in the Merger Agreement) to be paid to the Company’s shareholders in the Merger is unfair and grossly inadequate and that the defendants failed to sufficiently ascertain the true value of the Company through open bidding or a market check mechanism. The complaint seeks, among other things, injunctive relief to enjoin the completion of the Merger, rescind the Merger Agreement and direct the defendants to sell or auction the Company for the highest possible price, and damages, including reasonable attorneys’ and experts’ fees.

The lawsuit is in its preliminary stages.  The Company believes that the lawsuit is without merit and intends to defend vigorously against it.

The Company is involved in various other legal proceedings generally incidental to its business.  While it is not possible to predict or determine the outcome of these proceedings, management does not believe that they should result in a materially adverse effect on the Company’s financial position, results of operations or liquidity.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(e)          Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs
July 1, 2005 through July 31, 2005				$149,861,319
August 1, 2005 through August 31, 2005				$149,861,319
September 1, 2005 through September 30 2005				$149,861,319
TOTALS	0	N/A	0	$149,861,319

Under various share repurchase programs, the Board of Directors has authorized the repurchase of Reebok common stock in the open market or privately negotiated transactions.  During the nine months ended September 30, 2005, the Company acquired 130,000 shares of its common stock for approximately $5.7 million.  In May 2005, the Board approved the continuation of the Company’s repurchase program and authorized the repurchase of an additional $88.0 million of the Company’s common stock.  As of September 30, 2005, the Company had approximately $150.0 million available for future repurchases of its common stock under these Board authorized programs.  Under the terms of the Merger Agreement, however, the Company is prohibited from repurchasing its common stock.

Item 3:  Defaults upon Senior Securities.

None.

Item 4:  Submission of Matters to a Vote of Security Holders.

None.

Item 5:  Other Information.

None.

Item 6:  Exhibits.

31.1                           Certification of Paul Fireman, Chairman and Chief Executive Officer, dated November 9, 2005, and made pursuant to Rule 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2                           Certification of Kenneth Watchmaker, Executive Vice President and Chief Financial Officer, dated November 9, 2005, and made pursuant to Rule 13a-14(a) and 15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1                         Certification of Paul Fireman, Chairman and Chief Executive Officer, dated as of November 9, 2005, and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2                         Certification of Kenneth Watchmaker, Executive Vice President and Chief Financial Officer, dated as of November 9, 2005, and made pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 9, 2005

REEBOK INTERNATIONAL LTD.

BY:	/s/ KENNETH WATCHMAKER
Kenneth Watchmaker
Executive Vice President and
Chief Financial Officer